Form 10-Q
period 1996-06-30
PEACOCK FINANCIAL CORP
filed 1996-08-20
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                 ---------------------------------------------------

                                      FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996       COMMISSION FILE NO. 2-91651-D

                                  PEACOCK FINANCIAL
                                     CORPORATION

            COLORADO                                            87-0410039
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

                               1600 EAST FLORIDA AVENUE
                                      SUITE 306
                                   HEMET, CA 92544
                (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                    (909) 925-6469
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  [X]  YES    [ ]  NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           COMMON STOCK                     9,942,700 SHARES OUTSTANDING
         $0.001 PAR VALUE                        AS OF JUNE 30, 1996

                            PEACOCK FINANCIAL CORPORATION
                                 REPORT ON FORM 10-Q
                             QUARTER ENDED JUNE 30, 1996

TABLE OF CONTENTS
- --------------------------------------------------------------------------------

PART I.          FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED)

                 -    CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 1996, AND JUNE 30, 1996

                 -    CONDENSED CONSOLIDATED STATEMENTS OF
                      OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1996, AND 1995

                 - CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AS OF JUNE 30, 1996

                 -    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                      FLOWS AS OF MARCH 31, 1996, AND JUNE 30, 1996


                 -    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                      STATEMENTS

    ITEM 2.      NOTES TO THE FINANCIAL STATEMENTS

    ITEM 3. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II.         OTHER INFORMATION AND SIGNATURES

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             QUARTER ENDED JUNE 30, 1996


ASSETS

                                                 JUNE 30, 1996   MARCH 31, 1996
                                                   (unaudited)      (unaudited)
                                                 ------------------------------
Current assets:
  Cash and cash equivalents (Note 2)                  $24,311           $68,894
  Restricted cash (Note 2)                                  0                 0
  Accounts receivable - related parties (Note 7)       42,435            27,871
  Accounts receivable  (Note 12)                      415,000                 0
  Notes receivable net of allowance
    for bad debt (Note 2)                                 940               940
                                                 ------------------------------
     Total Current Assets                             482,686            97,705
                                                 ------------------------------

Fixed assets:
  Rental property, at cost, net of accumulated
    depreciation of $721,243 and $635,468
    respectively                                    8,302,269         8,366,916
  Homebuilding and Development (Note 3)               697,531           198,655
  Furniture and fixtures at cost, net of
    accumulated depreciation of $145,453
    and $144,261 respectively                          29,675            31,658
                                                 ------------------------------
     Net Fixed Assets                               9,029,475         8,597,229
                                                 ------------------------------

Other assets:
  Notes receivable - related parties (Note 7)         121,530            72,226
  Notes receivable - shareholders                      60,000           110,000
  Intangible development costs (Note 10)            1,221,499         1,221,499
  Investments in limited partnerships (Note 4)              0                 0
  Deferred charges (note 2)                            54,910            47,456
  Prepaid salary (Note 9)                             211,358           208,358
  Other assets                                         72,233            38,179
                                                 ------------------------------
     Total Other Assets                             1,741,530         1,697,718
                                                 ------------------------------

       Total Assets                               $11,253,691       $10,392,652
                                                 ------------------------------
                                                 ------------------------------


      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             QUARTER ENDED JUNE 30, 1996

LIABILITIES AND EQUITY

                                                 June 30, 1996   March 31, 1996
                                                   (unaudited)      (unaudited)
                                                  ----------------------------
Current liabilities:
 Accounts Payable - Administrative                   $144,748         $115,518
 Other Current Liabilities - Administrative            76,775           51,313
 Lines of credit (Note 5)                              69,178           71,545
 Note payable to Stockholder (Note 7)                  16,857           16,857
                                                  ----------------------------
   Current Liabilities - Administrative               307,558          255,233
                                                  ----------------------------
 Accounts Payable - Rental Properties                 347,005         $314,066
 Accounts Payable - Homebuilding                       51,238             $550
 Other Current Liabilities - Rental Properties        221,669            8,884
 Homebuilding Loans Payable                           599,264          215,026
 Notes payable - current portion (Note 6)           2,191,311        1,923,685
                                                  ----------------------------
   Current Liabilities - Rental and Homebuilding    3,410,487        2,462,211
                                                  ----------------------------
   Total Current Liabilities                        3,718,045        2,717,444
                                                  ----------------------------

Long-term liabilities
 Notes Payable - Administration (Note 6)              406,794          289,917
 Notes Payable - Rental Properties (Note 6)         8,051,291        8,209,446
 Less Current Portion of Long-Term Liabilities     (2,191,311)      (1,923,685)
                                                  ----------------------------

   Total Long-term Debt                             6,266,774        6,575,678
                                                  ----------------------------
   Total Liabilities                                9,984,819        9,293,122
                                                  ----------------------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)                     0                0
                                                  ----------------------------

STOCKHOLDERS' EQUITY
 Common stock, 250,000,000 and Class A Preferred
   10,000,000 authorized, par value $.001
   and $.01; 9,942,700 Common and 672,300
   Class A Preferred issued (Note 13)                  10,615           10,615
 Additional paid-in capital                         2,421,496        2,421,496
 Accumulated deficit                               (1,163,239)      (1,332,581)
                                                  ----------------------------
   Total Stockholders'  Equity                      1,268,872        1,099,530
                                                  ----------------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $11,253,691      $10,392,652
                                                  ----------------------------
                                                  ----------------------------


      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             QUARTER ENDED JUNE 30, 1996


                                                    Three Months ended June 30.
                                                           1996           1995
                                                     ----------     ----------
                                                     (unaudited)    (unaudited)
Revenues:
  Rental income                                         352,604        296,873
  Property management income                              8,130         89,662
  Homebuilding administration income                     54,360
  Homebuilding income                                   422,127              0
  Administrative income                                     750
  Commissions income                                        618         29,065
  Other income                                          422,268         (1,374)
                                                     ----------     ----------
    Total Revenues                                    1,260,857        414,226
                                                     ----------     ----------

Expenses
  Depreciation and amortization                         104,838         79,242
  General and administrative                            179,852        156,669
  Homebuilding Costs                                    422,127              0
  Property operation and administration                 177,758        171,892
                                                     ----------     ----------
    Total Expenses                                      884,575        407,803
                                                     ----------     ----------
Income (loss) from operations                           376,282          6,423
                                                     ----------     ----------
Other income (expense)
  Interest income                                           563            597
  Interest expense                                     (206,703)       (82,080)
                                                     ----------     ----------
    Total Other Income (Expense)                       (206,140)       (81,483)
                                                     ----------     ----------
Income (loss) before taxes                              170,142        (75,060)

Income Taxes                                               (800)          (800)
                                                     ----------     ----------
Net income (loss)                                      $169,342       ($75,860)
                                                     ----------     ----------
                                                     ----------     ----------
Net income (loss) per share                               $0.02         ($0.02)
                                                     ----------     ----------
                                                     ----------     ----------


      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             QUARTER ENDED JUNE 30, 1996



                                                       Common Stock                           Additional
                                                 -------------------------       Paid-in      Accumulated
                                                   Shares         Amount         Capital        Deficit
                                                 ----------     ----------     ----------     ----------
Balance, March 31, 1994                           2,136,304         $2,136     $1,910,998      ($345,718)

Stock issued for services                           848,696            849          7,638              -

Accrued dividends                                         -              -        (10,200)             -

Class B stock issued for debt                       184,900            185        369,800              -

Class B stock issued for cash                        16,250             16         32,299              -

Stock offering costs charged to
 paid-in capital                                          -              -        (69,080)             -

Net income (loss) for the year
 ended March 31, 1995                                                                           (321,864)
                                                 ----------     ----------     ----------     ----------
Balance, March 31, 1995                           3,186,150         $3,186     $2,241,455      ($667,582)

Class A stock issued for services                    20,000             20         19,980              -

Class B stock issued for cash                        50,000             50         99,950              -

Accrued dividends                                         -              -        (34,486)             -

Net income (loss) for the period from
 April 1, 1995 through December 31, 1995                  -              -              -       (547,285)
                                                 ----------     ----------     ----------     ----------
Balance, December 31, 1995                        3,256,150         $3,256     $2,326,899    ($1,214,867)

Class A stock turned in at time of merger        (2,920,000)        (2,920)         2,920
Common Stock issued at merger (restricted)        8,867,700          8,888         93,088
Common Stock issued at merger (unrestricted)      1,075,000          1,075         (1,075)

Class B stock turned in at time of merger          (336,150)          (336)           336
Class A Preferred Stock issued at merger
 (restricted)                                       672,300            672           (672)

Net income (loss) for the period from
 January 1, 1996 through March 31, 1996                                                         (117,714)
                                                 ----------     ----------     ----------     ----------
Balance at March 31, 1996                        10,615,000        $10,615     $2,421,496    ($1,332,581)
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------

Net Income (loss) for the period from
  April 1, 1996 through June 30, 1996                                                            169,342
                                                 ----------     ----------     ----------     ----------
Balance at June 30, 1996                         10,615,000         10,615      2,421,496     (1,163,239)
                                                 ----------     ----------     ----------     ----------
                                                 ----------     ----------     ----------     ----------



      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             QUARTER ENDED JUNE 30, 1996


                                                       June 30,      March 31,
                                                          1996            1996
                                                       -----------------------
                                                      (unaudited)   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                      169,342      ($117,714)
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization                       104,838         86,967
    Stock issued for Services                             -              -
  Changes in operating assets and liabilities             -              -
    (Increase) decrease in restricted cash                    0        144,049
    Decrease (increase) in accounts and notes
      receivable                                       (428,868)       (95,762)
    Decrease (increase) in accounts
      receivable - related parties                                     (15,857)
    Decrease (increase) in other assets                (496,881)      (198,654)
    Increase (decrease) in accounts payable             112,857         18,255
    Increase (decrease) in other liabilities             29,013         31,960
    Increase (decrease) in Homebuilding Loans           599,264
                                                     ----------     ----------

       Net cash provided (used) by
        Operating activities                             89,565       (146,756)
                                                     ----------     ----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                    (84,711)      (206,347)
                                                     ----------     ----------


       Net cash provided (used) by
        investing activities                              4,854       (206,347)
                                                     ----------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                            (43,645)       (18,027)
  Proceeds from long-term borrowings                          0        215,026
  Proceeds from stock offerings                          (5,792)       101,957
                                                     ----------     ----------

       Net cash provided (used) by
        financing activities                            (49,437)      $298,956
                                                     ----------     ----------


      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             QUARTER ENDED JUNE 30, 1996


                                                         June 30,     March 31,
                                                            1996          1996
                                                      -------------------------
                                                      (unaudited)   (unaudited)

NET INCREASE IN CASH                                    (44,583)      ($54,147)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                       68,894        123,544
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                                $24,311        $68,894
                                                     ----------     ----------
                                                     ----------     ----------



SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common Stock issued for Notes Receivable                    0       $110,000
  Common Stock issued for debt                             -              -
  Common Stock used for services                           -              -
  Property acquired for debt                               -              -




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid, net of amount capitalized             $188,338       $135,124
  Income taxes paid                                        -              -


      The accompanying notes are an intergral part of these financial statements

                            PEACOCK FINANCIAL CORPORATION
                      NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                             QUARTER ENDED JUNE 30, 1996

NOTE 1: BASIS OF PRESENTATION

GENERAL

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The Company (formerly known as Connectivity and Technologies, Inc.), was formed on February 16, 1984. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Form 8-K filed on February 8, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ended December 31, 1996.

NOTE 2: STOCK SPLIT

    At the Company's stockholder's meeting held on February 27, 1996, the stockholders approved a two hundred (200) share for one (1) share reverse split of the outstanding common shares from 215,000,000 to 1,075,000.

NOTE 3: SUBSEQUENT EVENTS

    On March 27, 1996, an Acquisition Agreement and Plan of Reorganization, dated February 27, 1996, was signed by and between the Company and Peacock Financial Corporation ("Peacock") pursuant to which the Company acquired 100% of the assets of Peacock, subject to liabilities, in exchange for 7,767,702 shares of the Company's $.001 par value common stock, constituting 78% of the 8,842,702 common shares of the Company outstanding after the transaction; and 672,300 par value $.01 preferred shares of the Company. A true and correct copy of the Acquisition Agreement and Plan of Reorganization is included in the Company's Form 8-K filed on February 8, 1996.

                            PEACOCK FINANCIAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS
                             QUARTER ENDED JUNE 30, 1996

ITEM 2

NOTE 1: COMPANY BACKGROUND

    Peacock Financial Corporation (the Company), formerly known as Connectivity and Technologies, Inc., is a Colorado corporation formed on February 16, 1984. The Company's operations consist of three internal divisions focused on the assemblage and entitlement processing of land for master-planned communities, affordable home building and the acquisition and turnaround of distressed income properties.

NOTE 2: SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

    A.   PARTNERSHIP INVESTMENTS

         The Company's general and limited partnership interests are accounted for using the equity method, which reflects historical costs adjusted for the proportionate share of the partnership earnings or losses. The Company has not recorded its share of losses in excess of its investment in each partnership.

    B.   PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost. The cost of property and equipment is depreciated over the estimated useful lives of 30 years for buildings and improvements and 5 to 6 years for furniture and equipment.

         Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense incurred.

         During the period between January 1, 1996, and March 31, 1996, the Company incurred interest of $36,104 on a construction loan. The interest has been capitalized as part of the building improvements, but beginning April 1, 1996, through June 30, 1996, interest has been expensed since certificates of occupancy were issued.

    C.   INCOME TAXES

         The Company provides for income taxes using the liability method under Statement of Financial Account Standards No. 109. Deferred income taxes arise principally from temporary differences for financial and tax reporting purposes in depreciation methods.

         The Company has not recorded income taxes in 1995 due to operating losses and loss carryovers. The Company has net operating loss carryovers of approximately $1,128,000 at December 31, 1995, which expire in the years 2007 and 2010.

    D.   CASH AND CASH EQUIVALENTS

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

    E.   PROFIT PER SHARE

         The computations of profit or loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

    F.   NOTES RECEIVABLE

         The notes receivable are interest bearing, unsecured loans to individuals. An allowance for bad debt of $19,239 has been provided at March 31 and June 30, 1996.

    G.   DEFERRED CHARGES

         The Company has recorded the costs incurred in connection with its stock offerings as a deferred charge. The costs will be charged against paid-in capital upon completion of the stock offering.

NOTE 3: HOME BUILDING DEVELOPMENT

    Land improvements and related property development costs have been capitalized and will be amortized to the costs of the houses sold based upon the total number of homes to be constructed in each project. The land and land improvements are recorded at the lower of cost or net realizable value.

NOTE 4: INVESTMENTS IN LIMITED PARTNERSHIPS

    In November 1990, the Company formed a limited partnership to acquire, manage and develop certain real property referred to as the Carreon Professional Building. The partnership acquired the property for $2,031,300 on November 30, 1990, for $581,300 in cash and a promissory note of $1,450,000 that bears interest of 12, 12.5 and 13 percent per year for the first, second and third years respectively. During the partnership year ended December 31, 1992, the Company sold its remaining limited interest in the partnership. The Company remains the general partner with a 1% interest in the partnership. The Company received a property management fee through May 1995 when the property management was turned over to a property management company. The Company accounts for its remaining general interest using the equity method.

    On June 29, 1992, the Company formed a limited partnership agreement to acquire two apartment buildings to be repaired, developed and managed which are referred to as the Riverside Park Apartments. The partnership acquired the property for $3,350,000 on July 10, 1992, for $670,000 in cash and a promissory note of $2,680,000. In July 1992, the partnership entered into an agreement whereby the City of Riverside loaned the partnership $650,000 at 10.5 percent interest. The loan will be forgiven by August 1, 2007. The debt and accrued interest are forgiven at one-fifteenth of the original balance per year. The agreement required the partnership to meet certain restrictive covenants. The Company remains the general partner with a 1% interest and retains a property management company to manage the property.

    In December 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In February 1996, this same entity purchased another 110-lot residential subdivision in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and also receives an overhead fee for the construction and marketing of the homes.

NOTE 5: LINES OF CREDIT

    The Company had two separate lines of credit with banks at December 31, 1995, in the aggregate maximum amount of $250,000. Borrowings outstanding under these lines of credit at December 31, 1995, were $43,320 and $29,975, respectively. The credit lines bear interest at the bank's index rate plus 2 percent or 12 percent currently and expire on September 3, 1995, and July 1, 1999, respectively.

NOTE 6: LONG-TERM DEBT

Long-term debt consists of the following:      June 30, 1996    March 31, 1996
- --------------------------------------------------------------------------------

Note payable at 8% collateralized by deed
of trust on property, payable on monthly
principal and interest installments of
$16,390 with outstanding balance due
July 1998.                                      $2,038,713        $2,046,873

Note payable at 12% collateralized by deed
of trust on buildings, payable in monthly
principal and interest installments of
$28,289 through December 1998.                  $2,722,606        $2,777,185

Note payable at 9.5% collateralized by
equipment, payable in monthly principal and
interest installments of $126 through
September 30, 1995.                                 $9,778            $9,778

Note payable at a variable rate (11% at
December 31, 1995) collateralized by deed
of trust on real property. Lump sum payment
is due on October 21, 1998.                       $332,252          $332,252

Note payable at 10% unsecured. Due with
accrued interest on or before February 1,
1997.                                               $3,747            $4,956

Note payable at 15% unsecured. Principal
due on or before November 30, 1996 with
interest due monthly.                             $241,520          $241,520

Note payable at 10% unsecured by deed of
trust, due March 31, 1996.                         $65,000           $65,000

Note payable at 10% unsecured with
outstanding balance and interest due June
30, 1996.                                          $20,930           $20,930

Note payable at 7.5% collateralized by deed
of trust on real property, payable in
monthly installments of $2,100 including
interest due on June 30, 1997.                    $291,860          $292,678

Note payable at 12% unsecured, payable in
monthly installments of $354 including
interest, due January 1, 1997.                      $2,378            $3,347

Note payable at 3% collateralized by deed
of trust on real property due January 31,
2005 (Note 12)                                    $975,000          $975,000

Note payable at 3% collateralized by deed
of trust on real property, payable in
monthly installments of $17,500 (interest
only), due November 1, 1996.                     1,500,000         1,500,000

Others                                            $254,301           $17,257
                                               ------------------------------
                      Total Long-Term Debt      $8,458,085        $8,286,777

                      Less Current Portion     $(2,191,311)       (1,891,649)
                                               ------------------------------
                      Net Long-Term Debt        $6,266,774        $6,395,127
                                               ------------------------------
                                               ------------------------------

The aggregate principal maturities of notes payable are as follows:

    YEARS ENDING DECEMBER 31
    ------------------------
          1996                                   $1,891,648
          1997                                      350,696
          1998                                    5,069,531
          1999                                          -
          2000                                      975,000
                                                 ----------
         TOTAL                                   $8,286,777

NOTE 7: RELATED PARTY TRANSACTIONS

    The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships. These advances are non-interest bearing and are reimbursed on a regular basis.

    In 1994, the Company paid a legal settlement on behalf of one of the partnerships of which it is a partner. The payment has been recorded as a note receivable from the partnership. The note is non-interest bearing and is due on demand.

    A stockholder has made a loan to the Company. The loan bears interest at 10 percent per annum and matures in March 1996. The balance outstanding at March 31, 1996, and June 30, 1996, is $16,857.

NOTE 8: PROFIT SHARING PLAN

    In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the period January 1, 1996, through March 31, 1996, and the period from March 31, 1996, through June 30, 1996.

NOTE 9: PREPAID SALARY

    The Company provided to an officer and stockholder a line of credit. Under the terms of the line of credit the officer was advanced funds which accrue interest at 6 percent per annum. The balance at December 31, 1995, has been reclassified as prepaid salary and will be expensed at the rate of $50,000 per year.

NOTE 10: COMMITMENTS AND CONTINGENCIES

    A.   GENERAL PARTNER OBLIGATIONS

         The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities of these partnerships in its capacity as general partner. At June 30, 1996, the partnerships had no liabilities with recourse against the Company.

    B.   RENTS AND LEASES

         The Company is renting office space on a month-to-month basis for $1,775 per month. The Company is also leasing land in connection with its 222-space recreational vehicle park in Anaheim, California. The lease is for 99 years from November 20, 1962. The payment is $7,067 per month.

    C.   EMPLOYMENT CONTRACTS

         Effective April 1, 1996, the Company has entered into one-year employment contracts with its officers. The salary payable under the terms of the contracts is $18,050 per month.

    D.   INTANGIBLE DEVELOPMENT COSTS - VISTA RAMONA

         The Company has incurred costs associated with the development of a residential housing project. The costs incurred have been for engineering and planning for the project. The project encompasses 489 acres of land containing approximately 1,800 residential lots. The Company controls 277 acres of the project through a joint venture. The remaining 212 acres are controlled by a separate limited partnership which had filed Chapter 11 bankruptcy. The Company has reached an agreement with the lienholder of the land to acquire the lienholder's interest in a note and deed of trust which encumber the 212 acres for $1,500,000 cash. The Company has successfully negotiated extension dates with the lienholder and the bankruptcy has been dismissed by the court. If the 212 acres are not brought under the control of the Company, there is some uncertainty as to the recoverability of all development costs. The Company believes that, regardless of the outcome of the attempt to gain control of the 212 acres, that more likely than not the entire amount of the development costs will be recovered from the 277 acres controlled through the joint venture.

NOTE 11: COMMON STOCK, PREFERRED STOCK AND WARRANTS

    The Company has issued two classes of stock consisting of Common Stock and Class A Preferred Stock. The Class A Preferred Stock comes with a warrant to acquire additional shares of Common Stock. The Class A Preferred Stock has the right to quarterly dividends to be paid at the annual rate of 3%. The quarterly dividend is to be paid to all shareholders of record, as of the last day of each quarter until such time as the Company causes such shares to be converted to common shares and "registered" (free trading) with the SEC and the appropriate State regulatory agency.

    Each Class A Preferred Stock shall be converted into one share of the common stock of the Company, such conversion to occur automatically and registered concurrently with any public offering of common shares of the Company.

    Each share of Class A Preferred Stock comes with a warrant. Each Warrant entitles the holder to purchase one share of the Common Stock at a price of $2.20 per share, from the date of purchase until 180 days following the completion of the Company's initial public offering of common stock, or commencement of public trading therein. During the exercise period of the Warrants, the Company, at its option, may call the Warrants for redemption on a 30-day prior written notice to Warrantholders of record at a redemption price of $.05 per Warrant.

NOTE 12: APARTMENT COMPLEX ACQUISITION

    In April 1995, the Company acquired a 120-unit apartment complex using a $975,000 grant from the City of Riverside, California. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the City, the grant will be forgiven in its entirety per the following schedule:



              May 2002                                     10%
              May 2003                                     20%
              May 2004                                     30%
              May 2005                                     40%

    If the Company fails to meet the requirements, the entire unpaid principal balance, together with accrued interest, will become immediately due and payable.

    On May 1, 1996, the project was awarded Sate and Federal tax credits which will allow for the Company to sell the project to a tax credit syndication and retain 1% interest in the project as the managing partner of the tax credit syndication partnership. Management has estimated the value of the tax credit award to be $415,000. The tax credit partnership agreement should be finalized during the third quarter of 1996.

NOTE 13: MERGER

    On March 27, 1996, the Company acquired all the assets of Peacock Financial Corporation, subject to its liabilities. Subsequently, the 8-K informational filing was made to the Securities and Exchange Commission outlining the acquisition and announcing the change of the name of the Company to Peacock Financial Corporation.

ITEM 3:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Peacock Financial Corporation, a developer in Southern California, assembles and processes entitlement of land for master-planned communities, builds entry-level homes and acquires distressed properties for rehabilitation. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in central Riverside County which will be the largest lake in Southern California. Metropolitan Water District, the developer of the project, estimates the reservoir-recreation complex will be completed in
2.5 years and will attract 1.8 million visitors annually.

RESULTS OF OPERATION

MATERIAL CHANGES IN FINANCIAL CONDITION

June 30, 1996, compared to March 31, 1996:

    In May 1996, the Company was awarded a tax credit by the State of California in relation to its Canyon Shadows apartments. In June 1996 the Company entered into an agreement to sell 99% of its interest in Canyon Shadows apartments and its tax credit to a group of investors. This agreement is expected to be completed by the end of the third quarter.

MATERIAL CHANGES IN RESULTS OF OPERATION
Three months ended June 30, 1996, and 1995:

    Revenue of the Company for the three months ended June 30, 1996, increased $846,631 or 204% over the same period in 1995. This increase primarily is attributable to two factors: home building construction which the Company manages as a general partner for various entities, and income earned from the State of California tax credit award in relation to the Canyon Shadows apartments.

    Income from operations for the three months ended June 30, 1996, increased $369,356 over the same period in 1995 due to the State of California tax credit award in relation to the Canyon Shadows apartments.

    Administrative expenses for the three months ended June 30, 1996, increased $23,686 or 15% over the same period in 1995. This increase is primarily attributable to the home building construction management and supervision.

    Depreciation and amortization expense for the three months ended June 30, 1996, increased $25,596 or 32% over the same period in 1995 due to the increase in the number of rental properties.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    The Company is not involved in any litigation that would have a material adverse effect on the Company; and the officers and directors are aware of no threatened or pending litigation which would have a material, adverse effect on the Company.

ITEM 2: CHANGES IN SECURITIES

    Not applicable.

ITEM 3: DEFAULTS ON SENIOR SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

    None.

ITEM 5: OTHER INFORMATION

    None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - none.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PEACOCK FINANCIAL CORPORATION

                                       SIGNED

    August 14, 1996
    ---------------------              ----------------------------------------
    Date                               Steven R. Peacock
                                       President and Chief Executive Officer

                                       SIGNED

    August 14, 1996
    ---------------------              ----------------------------------------
    Date                               Jo-Ann King
                                       Secretary/Treasurer