Form 10QSB/A
period 1996-06-30
PEACOCK FINANCIAL CORP
filed 1996-11-13
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                         -----------------------------------

                                    FORM 10-Q SB-A
                                       AMENDED



        /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996   COMMISSION FILE NO. 2-91651-D

                                  PEACOCK FINANCIAL
                                     CORPORATION

                  COLORADO                                    87-0410039
      (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                               1600 EAST FLORIDA AVENUE
                                      SUITE 306
                                   HEMET, CA 92544
                (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                    (909) 925-6469
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /x/ YES     / /  NO

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

TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)
         - CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996, AND DECEMBER 31, 1995

         -    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995

         - CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AS OF JUNE 30, 1996

         -    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS OF JUNE 30,
              1996

         -    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II.      OTHER INFORMATION AND SIGNATURES

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS
                                                              JUNE 30, 1996     DEC 31, 1995
                                                                (unaudited)      (unaudited)
                                                              -------------     ------------
Current assets:
  Cash and cash equivalents                                      $24,311          $123,544
  Restricted cash                                                      0           144,049
  Accounts Receivable - related parties                           42,435            42,165
  Accounts Receivable                                            415,000                 0
  Notes Receivable net of allowance
      for bad debt                                                   940               940
                                                              -------------     ------------

          Total Current Assets                                   482,686           310,698
                                                              -------------     ------------
Fixed Assets
  Rental property, at cost, net of accumulated
    depreciation                                               8,302,269         8,238,151
    of $721,243 and $635,468 respectively
  Homebuilding and Development                                   697,531                 0
  Furniture and fixture, at cost, net of accumulated
    depreciation of $145,453 and $144,261 respectively            29,675            33,324
                                                              -------------     ------------

          Net Fixed Assets                                     9,029,475         8,271,475
                                                              -------------     ------------
Other assets
  Notes Receivable - related parties                             121,530            65,426
  Notes Receivable - shareholders                                 60,000                 0
  Intangible development costs                                 1,221,499         1,216,435
  Investments in limited partnerships                                  0                 0
  Deferred charges                                                54,910            44,298
  Prepaid salary                                                 211,358           208,358
  Other assets                                                    72,233            38,179
                                                              -------------     ------------

          Total Other Assets                                   1,741,530         1,572,696
                                                              -------------     ------------


              Total Assets                                   $11,253,691       $10,154,869
                                                              -------------     ------------
                                                              -------------     ------------


The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND EQUITY
                                                                  JUNE 30, 1996     DEC 31, 1995
                                                                     (unaudited)        (audited)
                                                                  --------------    -------------
Current liabilities:
  Accounts Payable - Administrative                                  $144,748          $114,395
  Other Current Liabilities - Administrative                           76,775            87,027
  Lines of Credit                                                      69,178            73,295
  Note payable to Stockholder                                          16,857            16,857
                                                                  --------------    -------------
     Current Liabilities - Administrative                             307,558           291,574
                                                                  --------------    -------------

  Accounts Payable - Rental Properties                                347,005           270,989
  Accounts Payable - Homebuilding                                      51,238                $0
  Other Current Liabilities - Rental Properties                       221,669           176,137
  Homebuilding Loans Payable                                          599,264                 0
  Notes payable - current portion                                   2,191,311         1,905,754
                                                                  --------------    -------------
     Current Liabilities - Rental and Homebuilding                  3,410,487         2,352,880
                                                                  --------------    -------------

     Total Current Liabilities                                      3,718,045         2,644,454
                                                                  --------------    -------------
Long-term liabilities
  Notes payable - Administration                                      406,794           470,468
  Notes payable - Rental Properties                                 8,051,291         8,209,446
  Less Current Portion of Long-Term Liabilities                    (2,191,311)       (1,923,685)
                                                                  --------------    -------------
       Total Long-term Debt                                         6,266,774         6,395,127
                                                                  --------------    -------------
       Total Liabilities                                            9,984,819         9,039,581
                                                                  --------------    -------------

COMMITMENTS AND CONTINGENCIES                                               0                 0
                                                                  --------------    -------------
STOCKHOLDERS' EQUITY
 Common stock, 250,000,000 and Class A Preferred 10,000,000
      authorized, par value $.001 and $.01; 9,942,700 Common
      and 672,300 Class A Preferred issued                             10,615             3,256
  Additional paid-in capital                                        2,421,496         2,326,899
  Accumulated deficit                                              (1,163,239)       (1,214,867)
                                                                  --------------    -------------
       Total Stockholders'  Equity                                  1,268,872         1,115,288
                                                                  --------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $11,253,691       $10,154,869
                                                                  --------------    -------------
                                                                  --------------    -------------


The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   SIX MONTHS ENDED JUNE 30,          THREE MONTHS ENDED JUNE 30,
                                                      1996             1995              1996               1995
                                                -----------      -----------       -----------        -----------
                                                (unaudited)      (unaudited)       (unaudited)        (unaudited)
Revenues:
  Rental income                                 $714,873          $594,989          $352,604          $296,873
  Property management income                      83,684           200,611             8,130            89,662
  Homebuilding administration income              54,360                 0            54,360                 0
  Homebuilding income                            422,127                 0           422,127                 0
  Administrative income                              750                 0               750                 0
  Commissions income                              26,823            29,065               618            29,065
  Other income                                   437,075             9,130           422,268            (1,374)
                                                -----------      -----------       -----------        -----------
     Total Revenues                            1,739,692           833,795         1,260,857           414,226
                                                -----------      -----------       -----------        -----------

Expenses
  Depreciation and amortization                  191,805           160,813           104,838            79,242
  General and administrative                     340,890           273,961           180,355           156,669
  Homebuilding Costs                             422,127                 0           422,127                 0
  Property operation and administration          361,897           316,714           177,758           171,892
                                                -----------      -----------       -----------        -----------
     Total Expenses                            1,316,719           751,488           885,078           407,803
                                                -----------      -----------       -----------        -----------

Income (loss) from operations                    422,973            82,307           375,779             6,423
                                                -----------      -----------       -----------        -----------

Other income (expense)
  Interest income                                  1,799               597               563               597
  Interest expense                              (372,847)         (263,000)         (206,703)          (82,080)
                                                -----------      -----------       -----------        -----------

     Total Other Income (Expense)               (371,048)         (262,403)         (206,140)          (81,483)
                                                -----------      -----------       -----------        -----------

Income (loss) before taxes                        51,925          (180,096)          169,639           (75,060)

Income Taxes                                        (800)             (800)             (800)             (800)
                                                -----------      -----------       -----------        -----------
Net income (loss)                                $51,125         ($180,896)         $168,839          ($75,860)
                                                -----------      -----------       -----------        -----------
                                                -----------      -----------       -----------        -----------
Net income (loss) per share                        $0.01            ($0.02)            $0.02            ($0.02)
                                                -----------      -----------       -----------        -----------
                                                -----------      -----------       -----------        -----------

The accompanying notes are an integral part of these financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                    Additional
                                                           Common Stock                Paid-in     Accumulated
                                                      --------------------------
                                                        Shares           Amount        Capital        Deficit
                                                      --------------------------    ----------    -----------
Balance, March 31, 1995                               $3,186,150         $3,186     $2,241,455      ($667,582)

Class A stock issued for services                         20,000             20         19,980              -

Class B stock issued for cash                             50,000             50         99,950              -

Accrued dividends                                              -              -        (34,486)             -

Net income (loss) for the period from
  April 1, 1995 through December 31, 1995                      -              -              -       (547,285)
                                                     -----------        -------     ----------     ----------

Balance, December 31, 1995                             3,256,150          3,256      2,326,899     (1,214,867)

(unaudited)
Class A stock turned in at time of merger             (2,920,000)        (2,920)         2,920
Common Stock issued at merger (restricted)             8,867,700          8,868        (83,088)
Common Stock issued at merger (unrestricted)           1,075,000          1,075         (1,075)

Class B stock turned in at time of merger               (336,150)          (336)           336
Class A Preferred Stock issued at merger (restricted)    672,300            672           (672)

Net income (loss) for the period from
January 1, 1996 through June 30, 1996                                                                  51,628
                                                     -----------        -------     ----------     ----------

Balance at June 30, 1996                              10,615,000        $10,615     $2,421,496    ($1,163,239)
                                                     -----------        -------     ----------     ----------
                                                     -----------        -------     ----------     ----------

The accompanying notes are an integral part of these financial statements.

                                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                              JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                                                 1996             1995              1996              1995
                                                           -----------      -----------       -----------       -----------
                                                           (unaudited)      (unaudited)       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                         $51,628         ($180,896)         $169,342          ($75,860)
  Adjustments to reconcile net earnings to net                    -                 -                 -                 -
   cash provided by (used in) operating activities                -                 -                 -                 -
     Depreciation and amortization                          191,805           160,813           104,838            79,242
     Stock issued for Services                                    -                 -                 -                 -
  Changes in operating assets and liabilities                     -                 -                 -                 -
     (Increase) decrease in restricted cash                 144,049                 -                 -                 -
     Decrease (increase) in accounts and notes
      receivable                                           (415,000)          161,431          (428,868)          170,057
     Decrease (increase) in accounts
      receivable - related parties                             (270)          (51,059)                -                 -
     Decrease (increase) in other assets                   (168,834)         (150,459)         (496,881)         (138,433)
     Increase (decrease) in accounts payable                157,607            (3,016)          112,857             9,726
     Increase (decrease) in other liabilities                35,280           (58,337)           29,013           (68,527)
     Increase (decrease) in Homebuilding Loans              599,264                 -           599,264                 -
                                                           -----------      -----------       -----------       -----------


          Net cash provided (used) by
            Operating activities                            595,529          (121,523)           89,565           (23,795)
                                                           -----------      -----------       -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                       (949,805)       (1,099,726)          (84,711)       (1,089,091)
                                                           -----------      -----------       -----------       -----------


          Net cash provided (used) by
            investing activities                           (949,805)       (1,099,726)          (84,711)       (1,089,091)
                                                           -----------      -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                                116,877           (12,803)          (43,645)                -
  Proceeds from long-term borrowings                         36,210         1,339,495                 0         1,125,207
  Proceeds from stock offerings                             101,956             5,000            (5,792)           (2,000)
                                                           -----------      -----------       -----------       -----------

            Net cash provided (used) by
              financing activities                         $255,043        $1,331,692          ($49,437)       $1,123,207
                                                           -----------      -----------       -----------       -----------


The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                         SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                     JUNE 30           JUNE 30           JUNE 30,           JUNE 30,
                                                        1996              1995              1996               1995
                                                  (unaudited)       (unaudited)       (unaudited)        (unaudited)
                                                  -----------       -----------       -----------        -----------
NET INCREASE IN CASH                               ($99,233)         $112,443          ($44,583)          $10,321

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                  123,544             6,796            68,894           108,918
                                                  -----------       -----------       -----------        -----------


CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                            $24,311          $119,239           $24,311          $119,239
                                                  -----------       -----------       -----------        -----------
                                                  -----------       -----------       -----------        -----------




SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common Stock issued for Notes Receivable         $110,000                 -                 -                 -
  Common Stock issued for debt                            -                 -             7,000                 -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
  Interest paid, net of amount capitalized         $323,462          $274,531          $188,338          $141,275
  Income taxes paid                                       -                 -                 -                 -


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

NOTE 3: REORGANIZATION

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

                                     PEACOCK FINANCIAL CORPORATION


                                     Signed
                                     /s/ Steven R. Peacock
-------------                        --------------------------------------
Date                                 Steven R. Peacock
                                     President and Chief Executive Officer


                                     Signed
                                     /s/ Jo-Ann King
-------------                        --------------------------------------
Date                                 Jo-Ann King
                                     Secretary/Treasurer