Form 10-Q
period 1996-09-30
PEACOCK FINANCIAL CORP
filed 1996-11-21
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

               --------------------------------------------------------

                                      FORM 10-Q
       /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996  COMMISSION FILE NO. 2-91651-D

                                  PEACOCK FINANCIAL
                                     CORPORATION

           COLORADO                                     87-0410039
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

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

         COMMON STOCK                          9,942,700 SHARES OUTSTANDING
       $0.001 PAR VALUE                          AS OF SEPTEMBER 30, 1996

                            PEACOCK FINANCIAL CORPORATION
                                 REPORT ON FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1996

TABLE OF CONTENTS
--------------------------------------------------------------------------------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               - CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996, AND SEPTEMBER 30, 1996

               -  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

               -  THREE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995

               - CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AS OF SEPTEMBER 30, 1996

               - CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS AS OF JUNE 30, 1996, AND SEPTEMBER 30, 1996

               -  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS

     ITEM 3. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II.       OTHER INFORMATION AND SIGNATURES

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS
                                                             SEPT 30, 1996        DEC 31, 1995
                                                               (unaudited)          (unaudited)
                                                             -------------        ------------
Current assets:
  Cash and cash equivalents                                        $23,857            $123,544
  Restricted cash                                                        0             144,049
  Accounts Receivable - related parties                             45,697              42,165
  Accounts Receivable                                              415,064                   0
  Notes Receivable net of allowance
      for bad debt                                                     940                 940
                                                             -------------        ------------

          Total Current Assets                                     485,558             310,698
                                                             -------------        ------------



Fixed Assets
  Rental Property, at cost, net of accumulated depreciation      8,384,186           8,238,151
    of $721,243 and $635,468 respectively
  Homebuilding and Development                                     646,824                   0
  Furniture and fixture, at cost, net of accumulated
    depreciation of $145,453 and $144,261 respectively              27,218              33,324
                                                             -------------        ------------

          Net Fixed Assets                                       9,058,228           8,271,475
                                                             -------------        ------------


Other assets
  Notes Receivable - related parties                               131,419              65,426
  Notes Receivable - shareholders                                   35,000                   0
  Intangible development costs                                   1,226,985           1,216,435
  Investments in limited partnerships                                    0                   0
  Deferred charges                                                  54,043              44,298
  Prepaid salary                                                   211,358             208,358
  Other assets                                                      55,765              38,179
                                                             -------------        ------------

          Total Other Assets                                     1,714,570           1,572,696
                                                             -------------        ------------


              Total Assets                                     $11,258,356         $10,154,869
                                                             -------------        ------------
                                                             -------------        ------------



      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)



LIABILITIES AND EQUITY

                                                             SEPT 30, 1996        DEC 31, 1995
                                                               (unaudited)           (audited)
                                                             -------------        ------------
Current liabilities:
  Accounts Payable - Administrative                               $149,256            $114,395
  Other Current Liabilities - Administrative                       102,938              87,027
  Lines of Credit                                                   69,178              73,295
  Note payable to Stockholder                                       16,857              16,857
                                                             -------------        ------------
     Current Liabilities - Administrative                          338,229             291,574
                                                             -------------        ------------

  Accounts Payable - Rental Properties                             331,722             270,989
  Accounts Payable - Homebuilding                                   50,017                  $0
  Other Current Liabilities - Rental Properties                    392,431             176,137
  Homebuilding Loans Payable                                       491,757                   0
  Notes payable - current portion                                2,191,311           1,905,754
                                                             -------------        ------------
      Current Liabilities - Rental and Homebuilding              3,457,238           2,352,880
                                                             -------------        ------------

     Total Current Liabilities                                   3,795,467           2,644,454
                                                             -------------        ------------


Long-term liabilities
  Notes payable - Administration                                   416,620             470,468
  Notes payable - Rental Properties                              7,863,518           7,830,413
  Less Current Portion of Long-Term Liabilities                 (2,191,311)         (1,905,754)
                                                             -------------        ------------


       Total Long-term Debt                                      6,088,827           6,395,127
                                                             -------------        ------------

       Total Liabilities                                         9,884,294           9,039,581
                                                             -------------        ------------

COMMITMENTS AND CONTINGENCIES                                            0                   0
                                                             -------------        ------------


STOCKHOLDERS' EQUITY
 Common stock, 250,000,000 and Class A Preferred 10,000,000
      authorized, par value $.001 and $.01; 9,942,700 Common
      and 672,300 Class A Preferred issued                          10,615               3,256
  Additional paid-in capital                                     2,441,540           2,326,899
  Accumulated deficit                                           (1,078,093)         (1,214,867)
                                                             -------------        ------------

       Total Stockholders'  Equity                               1,374,062           1,115,288
                                                             -------------        ------------


       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $11,258,356         $10,154,869
                                                             -------------        ------------
                                                             -------------        ------------



      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                NINE MONTHS ENDED SEPT 30               THREE MONTHS ENDED SEPT 30
                                                  1996                1995                1996                1995
                                       ---------------     ---------------     ---------------     ---------------
                                            (unaudited)         (unaudited)         (unaudited)         (unaudited)
Revenues:
  Rental income                             $1,095,621            $899,594            $380,748            $304,605
  Property management income                   160,848             260,967              77,164              60,356
  Homebuilding administration income           132,989                   0              78,629                   0
  Homebuilding income                        1,959,163                   0           1,537,036                   0
  Administrative income                          2,250                   0               1,500                   0
  Commissions income                            67,198              29,065              40,375                   0
  Other income                                 687,331               9,130             250,256                   0
                                       ---------------     ---------------     ---------------     ---------------
     Total Revenues                          4,105,400           1,198,756           2,365,708             364,961
                                       ---------------     ---------------     ---------------     ---------------

Expenses
  Depreciation and amortization                305,259             235,627             113,454              74,814
  General and administrative                   506,612             441,551             165,722             167,590
  Homebuilding Costs                         2,089,322                   0           1,667,195                   0
  Property operation and administration        527,109             439,390             165,212             122,676
                                       ---------------     ---------------     ---------------     ---------------
       Total Expenses                        3,428,302           1,116,568           2,111,583             365,080
                                       ---------------     ---------------     ---------------     ---------------

Income (loss) from operations                  677,098              82,188             254,125                (119)
                                       ---------------     ---------------     ---------------     ---------------

Other income (expense)
  Interest income                                1,801               4,633                   2               4,036
  Interest expense                            (541,325)           (441,051)           (168,478)           (178,051)
                                       ---------------     ---------------     ---------------     ---------------

       Total Other Income (Expense)           (539,524)           (436,418)           (168,476)           (174,015)
                                       ---------------     ---------------     ---------------     ---------------

Income (loss) before taxes                     137,574            (354,230)             85,649            (174,134)

Income Taxes                                      (800)               (800)                  0                   0
                                       ---------------     ---------------     ---------------     ---------------

Net income (loss)                             $136,774           ($355,030)            $85,649           ($174,134)
                                       ---------------     ---------------     ---------------     ---------------
                                       ---------------     ---------------     ---------------     ---------------

Net income (loss) per share                      $0.01              ($0.03)              $0.01              ($0.02)
                                       ---------------     ---------------     ---------------     ---------------
                                       ---------------     ---------------     ---------------     ---------------





      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                     Common Stock                Additional
                                                           ------------------------------           Paid-in       Accumulated
                                                                 Shares            Amount           Capital           Deficit
                                                           ------------      ------------      ------------      ------------
Balance, March 31, 1995                                       3,186,150            $3,186        $2,241,455         ($667,582)

Class A stock issued for services                                20,000                20            19,980                 -

Class B stock issued for cash                                    50,000                50            99,950                 -

Accrued dividends                                                     -                 -           (34,486)                -

Net income (loss) for the period from
 April 1, 1995 through December 31, 1995                              -                 -                 -          (547,285)
                                                        ---------------   ---------------   ---------------   ---------------

Balance, December 31, 1995                                    3,256,150             3,256         2,326,899        (1,214,867)


 (unaudited)
Class A stock turned in at time of merger                    (2,920,000)           (2,920)            2,920
Common Stock issued at merger (restricted)                    8,867,700             8,868            93,088
Common Stock issued at merger (unrestricted)                  1,075,000             1,075            (1,075)

Class B stock turned in at time of merger                      (336,150)             (336)              336
Class A Preferred Stock issued at merger (restricted)           672,300               672              (672)
Additional Paid-in Capital                                                                           20,044
Net income (loss) for the period from
January 1, 1996 through September 30, 1996                                                                            136,774
                                                        ---------------   ---------------   ---------------   ---------------

Balance at September 30, 1996                                10,615,000           $10,615        $2,441,540       ($1,078,093)
                                                        ---------------   ---------------   ---------------   ---------------
                                                        ---------------   ---------------   ---------------   ---------------



      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                            NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                         SEPT 30           SEPT 30           SEPT 30           SEPT 30
                                                            1996              1995              1996              1995
                                                   -------------     -------------     -------------     -------------
                                                      (unaudited)       (unaudited)       (unaudited)       (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                     $136,774         ($355,030)          $85,649         ($174,134)
  Adjustments to reconcile net earnings to net                 -                 -                 -                 -
   cash provided by (used in) operating activities             -                 -                 -                 -
      Depreciation and amortization                      305,259           235,727           113,454            74,814
     Stock issued for Services                                 -                 -                 -                 -
  Changes in operating assets and liabilities                  -                 -                 -                 -
     (Increase) decrease in restricted cash              144,049                 -                 -                 -
      Decrease (increase) in accounts and notes
        receivable                                      (415,064)         (192,195)           (9,183)           76,074
      Decrease (increase) in accounts
        receivable - related parties                    (104,525)          422,639            11,849            43,394
      Decrease (increase) in other assets                (30,331)         (303,270)           17,335           (71,176)
      Increase (decrease) in accounts payable            145,611          (340,403)          (11,996)           77,938
      Increase (decrease) in other liabilities           640,348           (81,636)          196,925           (87,543)
      Increase (decrease) in Homebuilding Loans          491,757                 -          (107,507)                -
      Increase (decrease) in intangibles                 (10,550)           60,963            (5,486)           (3,644)
                                                   -------------     -------------     -------------     -------------

          Net cash provided (used) by
            Operating activities                       1,303,328          (553,205)          291,040           (64,277)
                                                   -------------     -------------     -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                  (1,092,012)       (1,768,711)         (133,591)         (714,723)
                                                   -------------     -------------     -------------     -------------


          Net cash provided (used) by
            investing activities                      (1,092,012)       (1,768,711)         (133,591)         (714,723)
                                                   -------------     -------------     -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Repayment of notes payable                                   0                 0          (177,947)                0
  Proceeds from long-term borrowings                    (433,003)        2,403,340                 0           755,401
  Proceeds from stock offerings                          122,000             5,000            20,044                 0
                                                   -------------     -------------     -------------     -------------

            Net cash provided (used) by
              financing activities                     ($311,003)       $2,408,340         ($157,903)         $755,401
                                                   -------------     -------------     -------------     -------------



      The accompanying notes are an integral part of these financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                         SEPT 30           SEPT 30           SEPT 30           SEPT 30
                                                            1996              1995              1996              1995
                                                   -------------     -------------     -------------     -------------
                                                      (unaudited)       (unaudited)       (unaudited)       (unaudited)

NET INCREASE IN CASH                                    ($99,687)          $86,424             ($454)         ($23,559)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     123,544             9,253            24,311           119,236
                                                   -------------     -------------     -------------     -------------


CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                                 $23,857           $95,677           $23,857           $95,677
                                                   -------------     -------------     -------------     -------------
                                                   -------------     -------------     -------------     -------------


SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common Stock issued for Notes Receivable              $110,000                 -
  Common Stock issued for debt                            $7,000                 -                 -



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid, net of amount capitalized              $582,015          $327,406          $208,369          $146,486
  Income taxes paid                                            -                 -



      The accompanying notes are an intergral part of these financial statements

                            PEACOCK FINANCIAL CORPORATION
                      NOTES TO CONDENSED CONSOLIDATED STATEMENTS
                           QUARTER ENDED SEPTEMBER 30, 1996


NOTE 1:   BASIS OF PRESENTATION

GENERAL

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. The Company (formerly known as Connectivity and Technologies, Inc.), was formed on February 16, 1984. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Form 8-K filed on February 8, 1996. In the opinion of Management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ended December 31, 1996.

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

             ITEM 3:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

GENERAL
     Peacock Financial Corporation, a developer in Southern California, assembles and processes entitlement of land for master-planned communities, builds entry-level homes and acquires distressed properties for rehabilitation. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in central Riverside County which will be the largest lake in Southern California. Metropolitan Water District, the developer of the project, estimates the reservoir-recreation complex will be completed in
2.5 years and will attract 1.8 million visitors annually.
RESULTS OF OPERATION
MATERIAL CHANGES IN FINANCIAL CONDITION
September 30, 1996, compared to June 30, 1996:
     In May 1996, the Company was awarded a tax credit by the State of California in relation to its Canyon Shadows apartments. In June 1996 the Company entered into an agreement to sell 99% of its interest in Canyon Shadows apartments and its tax credit to a group of investors. This agreement was expected to be completed by the end of the third quarter but will be completed in the fourth quarter.
MATERIAL CHANGES IN RESULTS OF OPERATION
Three months ended September 30, 1996, and 1995:
     Revenue of the Company for the three months ended September 30, 1996, increased $2,000,747 or 550% over the same period in 1995. This increase primarily is attributable to home building construction and commission income from sale of homes for projects the Company manages as a general partner for various entities.

     Income from operations for the three months ended September 30, 1996, increased $254,244 over the same period in 1995 due to home sales on projects owned by the corporation.

     Administrative expenses for the three months ended September 30, 1996, decreased ($1,868) or (1%) over the same period in 1995.

     Depreciation and amortization expense for the three months ended
September 30, 1996, increased $38,640 or 52% over the same period in 1995 due to the increase in the number of rental properties.

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


                                        PEACOCK FINANCIAL CORPORATION

                                        SIGNED
     11/21/96                                 /s/ Steven R. Peacock
--------------------                    ---------------------------------------
Date                                    Steven R. Peacock
                                        President and Chief Executive Officer

                                        SIGNED
     11/21/96                                 /s/ Jo-Ann King
--------------------                    ---------------------------------------
Date                                    Jo-Ann King
                                        Secretary/Treasurer