Form 10KSB
period 1996-12-31
PEACOCK FINANCIAL CORP
filed 1997-11-17
CIK 748268

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 2-91651-D

                         PEACOCK FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    COLORADO                                87-0410039
          (STATE OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

               248 E. MAIN STREET
             SAN JACINTO, CALIFORNIA                          92583
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 457-8911

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 CLASS A COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---
    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 31, 1996 WAS $1,283,435.

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1 - BUSINESS

Peacock Financial Corporation (Peacock) is a real estate developer in Southern California and its primary mission is to take advantage of the changes happening in the San Jacinto Valley as a result of the $3 billion construction of the Eastside Reservoir by The Metropolitan Water District of Southern California.

Peacock is pleased to report a $141K net income and revenues of $3,369K for the year ending December 31, 1996, versus a loss of $547K and $278K revenue for the nine months ending December 31, 1995.

The Company currently employs 6 people. The Company uses independent consultants for a variety of tasks, including engineering, shareholder relations and financial management. Its principal executive offices are located at 248 E. Main Street, San Jacinto, California 92583.

ITEM 2 - PROPERTIES

Apart from the Discontinued Operations, the Company's properties are comprised of $484,424 Home Building Construction in Process, $1,216,036 land development cost and $1,324,292 investment in limited partnerships.

INVESTMENTS IN LIMITED PARTNERSHIPS

1. Carreon Professional Building - The Company formed a limited partnership in November 1990 and acquired the property for $2,031,300. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee.

2. Riverside Park Apartments - The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee.

3. Canyon Shadows Apartments - The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received a $975,000 loan that converts to a grant from the City of Riverside for the purpose of acquisition and rehabilitation and, in 1996, the Company was awarded $2,500,000 in Federal Tax Credits for the project. In December 1996, the project was sold to a tax credit partnership in which the Company retains a $905,000 capital account, as well as a 1% interest as the general partner for which it receives a management fee.

4. St. Michel, LLC - In 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In March

    1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and receives an overhead fee for the construction and marketing of the homes.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31, 1996, the Company's common stock traded between $5.00 and $0.12 per share. The Company has not yet adopted any policy regarding payment of dividends.

Quarter Ended                                Low       High
-------------                                ---       ----
March 31, 1996                              $3.50     $5.00
June 30, 1996                                0.88      3.50
September 30, 1996                           0.25      0.88
December 31, 1996                            0.12      0.25

At December 31, 1996, there were approximately 295 holders of record of the Company's stock.

ITEM 6 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial statements included herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal year 1996 marked an exciting year for Peacock Financial Corporation, as its first year as a publicly traded Company. In December 1996, the Company moved its headquarters to the historically important Virginia Lee Hotel in downtown San Jacinto, where the Company refurbished and converted the Hotel into an executive suites office building. This move symbolized Peacock's mission to play a major role in the future of the San Jacinto Valley. Also during the year, the Company completed the Canyon Shadows Apartments, which involved grant financing from the City of Riverside, as well as Federal Tax Credits for affordable housing.

As the year progressed, the Company focused more of its attention to developing and investing in the San Jacinto Valley and, therefore, sold or went into escrow on three of its projects which were outside the Valley. The Company believes it will substantially benefit from the development of the Eastside Reservoir and the future of the San Jacinto Valley. The Company has been positioning itself and has plans in place to be the biggest developer in the Valley.

RESULTS OF OPERATIONS:

Revenues totaled $3,369,000 for the fiscal year ending December 31, 1996. For the nine months ending December 31, 1995, revenues were $278,517. The increase in Revenues were due to the home building operation.

General and Administrative expenses for the year ended December 31, 1996, were $972,256, as compared to $505,257 for the nine months ended December 31, 1995. The increase in General and Administrative expenses was related to Canyon Shadows Apartments.

Depreciation and amortization was $8,190 for the year ended December 31, 1996, as compared to $43,356 for the nine months ended December 31, 1995. The decrease was due to fixed assets and loan fees reaching full amortization in 1996.

Interest income was $1,802 and interest expense was $170,386 for the year ended December 31, 1996, as compared to $31,923 interest income and $52,089 in interest expense for the nine months ended December 31, 1995. The decrease in interest income and increase in interest expense was due to expenditures incurred on Canyon Shadows Apartments.

Discontinued operation gain of $983,507 for the year ended December 31, 1996, is as a result of sale or decision to sell the Company's rental operations, i.e., Magnolia Center commercial building, the Anaheim Vacation Park and the Canyon Shadows Apartments.

ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As mentioned in Note 11 to the financial statements, in April 1995, the Company acquired the Canyon Shadows Apartment complex using a $975,000 loan that converts to a grant from the City of Riverside. In December 1996, after rehabilitation and meeting the vacancy requirements, the Company sold the apartment complex to a partnership and received a $905,000 Capital Account in the partnership. This equity in the partnership is not reflect in the financial statements. The management believes all material conditions of the grant have been met, therefore, the liability no longer exists. As a result, the shareholder's equity should be increased by $905,000.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

NAME                   AGE     POSITION                      PERIOD OF SERVICE

Steven R. Peacock      52      President,                    Since 1986
                               Chief Executive Officer
                               and Director

Joy M. Hunt            47      Secretary                     Since 1996

All directors hold office until the next annual shareholders meeting or until their death, resignation, retirement or until their successors have been elected and qualified.

Mr. Steven R. Peacock, 52, is President, Chief Executive Officer, and a Director of Peacock Financial Corporation. He has broad experience in real estate development, property management and construction experience.

Ms. Joy M. Hunt, 47, is Secretary of Peacock Financial Corporation. She has 25 years of accounting, business administration and governmental relations experience.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company. The management review and representations indicates no reports were required to be filed in 1996.

ITEM 10 - EXECUTIVE COMPENSATION

The following table shows the amount of all compensation earned for services in all capacities to the Company for the last two fiscal years for the executive officers at December 31, 1996.

NAME AND POSITION                      YEAR   SALARY    OTHER     TOTAL

Steven R. Peacock, President &         1996   $96,000   None     $96,000
Chief Executive Officer, and Director  1995    84,000   None      84,000

Joy M. Hunt, Secretary                 1996    $8,000   None      $8,000

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on December 31, 1996, the Company had 10,695,295 shares outstanding. The beneficial owner of more than five percent of any class of the Company's voting securities are as follows:

                      NAME AND
                      ADDRESS OF
                      BENEFICIAL                   NUMBER OF     PERCENT
TITLE OF CLASS        OWNER                        SHARES        OF CLASS

Common Stock          Steven R. Peacock            2,927,324     27.4%
                      248 E. Main Street
                      San Jacinto, CA  92583

Common Stock          Byron Radaker                2,010,048     18.9%
                      248 E. Main Street
                      San Jacinto, CA  92583

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Patricia Peacock, mother of Steven R. Peacock, President, from time to time advanced funds to the Company. Such loans are unsecured with below market interest rate and with repayment terms between 1 to 3 years.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Audited Financial Statements and Notes thereto are filed as part of this report. On February 8, 1996, the Company filed Form 8-K containing its merger.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (FORMERLY CONNECTIVITY AND TECHNOLOGY, INC.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

                                   CONTENTS


Independent Auditors' Report ................................................  3

Consolidated Balance Sheets .................................................  4

Consolidated Statements of Operations .......................................  6

Consolidated Statements of Stockholders' Equity .............................  8

Consolidated Statements of Cash Flows ....................................... 10

Notes to the Consolidated Financial Statements .............................. 12

                          INDEPENDENT AUDITORS' REPORT

Peacock Financial Corporation and Subsidiary
(Formerly Connectivity and Technology, Inc.)
Board of Directors
Hemet, California

We have audited the accompanying consolidated balance sheets of Peacock Financial Corporation and Subsidiary (formerly Connectivity and Technology, Inc.) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996, for the nine months ended December 31, 1995 and for the year ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peacock Financial Corporation and Subsidiary (formerly Connectivity and Technology Inc.) as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995 and for the year ended March 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 13 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1996 and 1995, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 13. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Jones, Jensen & Company
July 21, 1997

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                    (Formerly Connectivity and Technology, Inc.)
                           Consolidated Balance Sheets


                                      ASSETS
                                      ------

                                                             December 31,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
CURRENT ASSETS

  Cash and cash equivalents                           $   90,987     $  267,593
  Receivables - related parties (Note 7)                  11,744         42,109
  Notes receivable, net of allowance
   for bad debt                                            -                940
                                                      ----------     ----------

     Total Current Assets                                102,731        310,642
                                                      ----------     ----------

FIXED ASSETS, at  cost, net of accumulated
  depreciation of $151,186 and $144,261, respectively    371,649         33,324
                                                      ----------     ----------

NET ASSETS OF DISCONTINUED OPERATIONS
 (Note 12)                                               683,190      1,639,164
                                                      ----------     ----------

OTHER ASSETS

  Construction-in-process                                484,424          -
  Notes receivable - related parties (Note 7)            140,171         65,426
  Developer fees receivable                              294,000          -
  Development costs (Note 3)                           1,216,036      1,216,436
  Investments in limited partnerships (Note 4)         1,224,292          -
  Deferred charges                                         -             44,298
  Prepaid salary                                           -            208,358
  Other assets                                             5,201         33,234
                                                      ----------     ----------

     Total Other Assets                                3,709,374      1,567,752
                                                      ----------     ----------

     TOTAL ASSETS                                     $4,521,694     $3,550,882
                                                      ----------     ----------
                                                      ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             December 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
CURRENT LIABILITIES

  Accounts payable                                   $   295,881    $   149,352
  Other current liabilities                              336,014        230,758
  Lines of credit (Note 5)                                76,006         83,073
  Notes payable - current portion (Note 6)               797,100        116,603
  Note payable to stockholder (Note 7)                    27,914         16,857
                                                     -----------    -----------

     Total Current Liabilities                         1,532,915        596,643
                                                     -----------    -----------

LONG-TERM DEBT

  Notes payable - long term (Note 6)                   1,829,951      1,838,951
                                                     -----------    -----------

     Total Liabilities                                 3,362,866      2,435,594
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 672,300 and -0- shares issued and
   outstanding, respectively                               6,723         -
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 10,695,295 and 3,256,150 shares
   issued and outstanding, respectively                   10,695          3,256
  Additional paid-in capital                           2,215,474      2,326,899
  Accumulated deficit                                 (1,074,064)    (1,214,867)
                                                     -----------    -----------

     Total Stockholders' Equity                        1,158,828      1,115,288
                                                     -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $4,521,694     $3,550,882
                                                     -----------    -----------
                                                     -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                    Consolidated Statements of Operations

                                                      December 31,   December 31,    March 31,
                                                          1996           1995           1995
                                                      ------------   ------------   -----------
                                                      (12 Months)     (9 Months)    (12 Months)
REVENUES

  Home building and development sales                 $3,005,211        $-             $-
  Property management and administration
   income                                                208,023        221,277        276,042
  Commissions income                                     101,363         54,065         -
  Other income                                            54,403          3,175         40,584
                                                      ------------   ------------   -----------

     Total Revenues                                    3,369,000        278,517        316,626
                                                      ------------   ------------   -----------

EXPENSES

  Home building and development costs                  2,990,836         -              -
  General and administrative                             638,745        505,257        444,193
  Depreciation and amortization                            8,190         43,563         23,595
                                                      ------------   ------------   -----------

     Total Expenses                                    3,637,771        548,820        467,788
                                                      ------------   ------------   -----------

LOSS FROM CONTINUING OPERATIONS                         (268,771)      (270,303)      (151,162)
                                                      ------------   ------------   -----------
OTHER INCOME (EXPENSE)

  Interest income                                          1,802         31,923         -
  Interest expense                                      (170,386)       (52,089)       (50,822)
                                                      ------------   ------------   -----------

     Total Other Income (Expense)                       (168,584)       (20,166)       (50,822)
                                                      ------------   ------------   -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    (437,355)      (290,469)      (201,984)

INCOME TAXES                                                  -             -               -
                                                      ------------   ------------   -----------

NET LOSS FROM CONTINUING OPERATIONS                     (437,355)      (290,469)      (201,984)

DISCONTINUED OPERATIONS (Note 12)

  Loss from operations of discontinued segment          (405,349)      (256,816)      (119,880)
  Gain on disposal of discontinued segment               983,507         -              -
                                                      ------------   ------------   -----------

    Total Discontinued Operations                        578,158       (256,816)      (119,880)
                                                      ------------   ------------   -----------

NET INCOME (LOSS)                                       $140,803      $(547,285)     $(321,864)
                                                      ------------   ------------   -----------
                                                      ------------   ------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                    Consolidated Statements of Operations (Continued)

                                     December 31,    December 31,    March 31,
                                        1996           1995            1995
                                     -----------     -----------    -----------
                                     (12 Months)     (9 Months)     (12 Months)

EARNINGS (LOSS) PER SHARE

  Continued operations                 $(0.06)        $(0.09)         $(0.09)
  Discontinued operations                0.08          (0.08)          (0.06)
                                    ---------      ----------     -----------
EARNINGS (LOSS) PER SHARE               $0.02         $(0.17)         $(0.15)
                                    ---------      ----------     -----------
                                    ---------      ----------     -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING          7,844,581      3,207,786       2,184,707
                                    ---------      ----------     -----------
                                    ---------      ----------     -----------

The accompanying notes are an integral part of these consolidated financial statements

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                Consolidated Statements of Stockholders' Equity


                         Preferred Stock  Common  Stock  Additional
                         ---------------  -------------    Paid-in  Accumulated
                          Shares  Amount  Shares  Amount   Capital    Deficit
                          ------  ------  ------  ------   -------    -------
Balance, March
 31, 1994                   -    $-     2,136,304 $2,136 $1,910,998  $(345,718)

Stock issued for
 services                   -     -       848,696    849      7,638       -

Accrued dividends           -     -        -          -     (10,200)      -

Class B stock issued
 for debt                   -     -       184,900    185    369,800       -

Class B stock issued
 for cash                   -     -        16,250     16     32,299       -

Stock offering costs
 charged to paid-in
 capital                    -     -          -        -     (69,080)      -

Net loss for the year
 ended March 31,
 1995                       -     -          -        -        -      (321,864)
                        ------  -----  ---------  ------  ----------  ---------
Balance, March
 31, 1995                   -     -    3,186,150   3,186  2,241,455   (667,582)

Class A stock issued
 for services               -     -       20,000      20     19,980       -

Class B stock issued
 for cash                   -     -       50,000      50     99,950       -

Accrued dividends           -     -          -        -     (34,486)      -

Net loss for the period
 from April 1, 1995 to
 December 31, 1995          -     -          -        -        -      (547,285)
                        ------  -----  ---------  ------ ---------- -----------
Balance, December 31,
 1995                       -   $ -    3,256,150  $3,256 $2,326,899 (1,214,867)
                        ------  -----  ---------  ------ ---------- -----------

The accompanying notes are an integral part of these consolidated financial statements

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
            Consolidated Statements of Stockholders' Equity (Continued)


                            Preferred Stock                  Common Stock          Additional
                        ----------------------        -------------------------      Paid-in      Accumulated
                          Shares        Amount          Shares          Amount       Capital        Deficit
                        --------        ------        ----------        -------     ----------    -----------
Balance,
 December 31, 1995          -           $  -           3,256,150        $ 3,256     $2,326,899    $(1,214,867)

Common stock issued
 to acquire Connectivity
 and Technology, Inc.       -              -           5,183,850          5,184         (5,184)        -

Conversion of Class B
 common stock to
 preferred stock         672,300         6,723          (672,300)          (672)        (6,051)        -

Common stock
 issued for cash            -              -           2,700,095          2,700        154,269         -

Common stock issued
 for service                -              -             227,500            227         36,773         -

Deferred stock costs
 charged to paid-in
 capital                    -              -              -              -            (265,810)        -

Accrued dividends           -              -              -              -             (25,422)        -

Net income for the year
 ended December
 31, 1996                   -              -              -              -              -             140,803
                         -------        ------        ----------        -------     ----------    -----------

Balance, December
 31, 1996                672,300        $6,723        10,695,295        $10,695     $2,215,474    $(1,074,064)
                         -------        ------        ----------        -------     ----------    -----------
                         -------        ------        ----------        -------     ----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                      Consolidated Statements of Cash Flows


                                                      December 31,  December 31,    March 31,
                                                         1996           1995          1995
                                                      ------------   ------------  -----------
                                                      (12 Months)    (9 Months)    (12 Months)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                    $ 140,803    $  (547,285)     $(321,864)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                        390,387        244,408        312,061
    Stock issued for services                             37,000         20,000         -
    Discontinued operations                             (542,664)        -              -
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                          (293,060)        (3,013)         2,459
   (Increase) decrease in accounts
    receivable - related parties                         (44,324)        15,839       (104,578)
   (Increase) decrease in other assets                   (97,380)       (36,934)       (19,338)
   Increase (decrease) in accounts payable               160,406        167,179         19,509
   Increase (decrease) in other liabilities               72,850        121,466         38,224
                                                        --------    -----------      ---------

     Net Cash Used by Operating Activities              (175,982)       (18,340)       (73,527)
                                                        --------    -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                              (484,424)        -              -
  Purchase of property and equipment                    (345,250)    (2,346,866)      (184,016)
                                                        --------    -----------      ---------

     Net Cash Used by Investing Activities              (829,674)    (2,346,866)      (184,016)
                                                        --------    -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                     11,057         -              -
  Repayment of notes payable                             (93,600)      (199,172)       (47,884)
  Proceeds from long-term borrowings                     754,624      2,623,053        300,000
  Proceeds from stock offerings                          156,969        100,000         32,315
                                                        --------    -----------      ---------

     Net Cash Provided by Financing Activities          $829,050    $ 2,523,881      $ 284,431
                                                        --------    -----------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Cash Flows (Continued)

                                                      December 31,   December 31,    March 31,
                                                          1996           1995           1995
                                                      ------------   ------------   -----------
                                                      (12 Months)     (9 Months)    (12 Months)

NET INCREASE IN CASH                                  $ (176,606)     $ 158,675      $  26,888

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     267,593        108,918         82,030
                                                      ------------   ------------   -----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                            $   90,987      $ 267,593      $ 108,918
                                                      ------------   ------------   -----------
                                                      ------------   ------------   -----------

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued for debt                      $     -         $    -         $ 369,985
    Common stock issued for services                  $   37,000      $  20,000      $   8,487

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized          $  669,259      $ 396,241      $ 545,778
    Income taxes paid                                 $     -         $    -         $    -


The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995

NOTE 1 - COMPANY BACKGROUND

    The consolidated financial statements include those of Peacock Financial Corporation (Colorado) (Peacock) and its wholly-owned subsidiary, Peacock Financial Corporation (California) (PFC). Collectively, they are referred to herein as "the Company".

    Peacock was incorporated under the laws of the State of Colorado on February 16, 1984 under the name of Oravest International, Inc. It later changed its name to Camdon Holdings, Inc. and then to American Temperature Control, Inc., Connectivity and Technology, Inc., and finally to Peacock Financial Corporation on February 27, 1996. Peacock was incorporated for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have a potential for profit.

    PFC, the wholly-owned subsidiary, was formed on May 22, 1986. Its operations consist of the acquisition and enhancement of income-producing properties and the development of multi-use property including home building. Certain properties are owned by limited partnerships managed by the Company.

    On February 27, 1996, the Company completed an Agreement and Plan of Reorganization whereby Peacock issued 7,767,702 shares of its common stock and 672,300 shares of its preferred stock in exchange for all of the outstanding common stock of PFC. Pursuant to the reorganization, the name of the Company was changed to Peacock Financial Corporation.

    The reorganization was accounted for as a recapitalization of PFC because the shareholders of PFC control the Company after the acquisition. Therefore, PFC is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Peacock. Peacock is the acquiring entity for legal purposes and PFC is the surviving entity for accounting purposes.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

    a.  ACCOUNTING METHOD

    The Company's consolidated financial statements are prepared using the accrued method of accounting. The Company has elected a December 31 year end.

    b.  PARTNERSHIP INVESTMENTS

    The Company's general and limited partnership interests are accounted for using the equity method, which reflects historical cost adjusted for the proportionate share of partnership earnings or losses. The Company has not recorded its share of losses in excess of its investment in each partnership.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
            Notes to the Consolidated Financial Statements (Continued)
                           December 31, 1996 and 1995

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    c.  FIXED ASSETS

    Fixed assets are carried at cost. The cost is depreciated over the estimated useful lives of 30 years for buildings and improvements and 5 to 6 years for furniture and equipment.

    Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

    During the period from April 1, 1995 through December 31, 1995, the Company incurred interest of $122,500 on a construction loan. The interest has been capitalized as part of the building improvements.

    d.  INCOME TAXES

    The Company provides for income taxes using the liability method under Statement of Financial Accounting Standards No. 109. Deferred income taxes arise principally from temporary differences for financial and tax reporting purposes in depreciation methods.

    The Company has not recorded income taxes in 1996 or 1995 due to operating losses and loss carryovers. The Company has net operating loss carryovers of approximately $1,800,000 at December 31,1996 which expire in the years 2007 to 2011.

    e.  CASH AND CASH EQUIVALENTS

    Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

    f.  LOSS PER SHARE

    The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

    g.  DEFERRED CHARGES

    The Company had recorded the costs incurred in connection with its stock offerings as a deferred charge at December 31, 1995. The costs were charged against additional paid-in capital during 1996 at the completion of the stock offering.

    h.  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include those of Peacock Financial Corporation (Colorado) and its wholly-owned subsidiary, Peacock Financial Corporation (California). All significant intercompany accounts and transactions have been eliminated.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                (Formerly Connectivity and Technology, Inc.)
           Notes to the Consolidated Financial Statements (Continued)
                          December 31, 1996 and 1995

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

    i.  ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    j.  CONCENTRATIONS OF RISK

    ACCOUNTS RECEIVABLE

    Credit losses, if any, have been provided for in the consolidated financial statements and are based on the management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

    k.  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the December 31, 1996 presentations.

NOTE 3 - DEVELOPMENT COSTS

    Land improvements and related property development costs have been capitalized and will be amortized to the cost of the houses sold based upon the total number of homes to be constructed in each project. The land and land improvements of $1,216,036 and $1,216,436 at December 31, 1996 and 1995, respectively, are recorded at the lower of cost or net realizable value (see Note 9).

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS

    In November 1990, the Company formed a limited partnership to acquire, manage and develop certain real property referred to as the Carreon Professional Building. The partnership acquired the property for $2,031,300 on November 30, 1990 for $581,300 in cash and a promissory note of $1,450,000 that bears interest of 12, 12.5 and 13 percent per year for the first, second and third years, respectively. During the partnership year ended December 31, 1992, the Company sold its remaining limited interest in the partnership. The Company remains the general partner with a 1% interest. The Company receives a property management fee. The Company accounts for its remaining general partner interest using the equity method.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
           Notes to the Consolidated Financial Statements (Continued)
                          December 31, 1996 and 1995

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    On June 29, 1992, the Company formed a limited partnership agreement to acquire two apartment buildings to be repaired, developed, and managed which are referred to as the Riverside Park Apartments. The partnership acquired the property for $3,350,000 on July 10, 1992 for $670,000 in cash and a promissory note of $2,680,000. In July 1992, the partnership entered into an agreement whereby the City of Riverside loaned the partnership $650,000 at 10.5 percent interest. The loan will be forgiven by August 1, 2007. The debt and accrued interest are forgiven at one-fifteenth of the original balance per year. The agreement requires the partnership to meet certain restrictive covenants. The Company remains the general partner with a 1% interest and receives a property management fee.

    In December 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and also receives an overhead fee for the construction and marketing of the homes.

    During 1995, the Company received a $975,000 loan that converts to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 11). During April 1996, the Company was awarded $2,400,000 in Federal tax credits. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P. retaining a 1% interest as general partner and receiving a $905,000 capital account in the partnership. Additional expenses of $319,292 were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,224,292 at December 31, 1996.

NOTE 5 - LINES OF CREDIT

    The Company has two separate lines of credit with banks at December 31, 1996 in the aggregate maximum amount of $250,000. Borrowings outstanding under these lines of credit at December 31, 1996 and 1995 were $51,598 and $24,408 and $53,098 and $29,975, respectively. The credit lines bear interest at the bank's index rate plus 2 percent or 12 percent currently and expire during June, 1998 and July, 1999, respectively.

NOTE 6 - NOTES PAYABLE

    Notes payable consist of the following:
                                                            December 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------    ----------
    Note payable at 8%, collateralized by deed
     of trust on property, payable in monthly
     principal and interest installments of
     $16,390 with the outstanding balance due
     July 1998                                        $       -     $ 2,055,050

    Note payable at 12%, collateralized by deed
     of trust on buildings, payable in monthly
     principal and interest installments of
     $28,899 through December 1998.                     2,765,435     2,780,500
                                                      -----------    ----------

    Balance Forward                                   $ 2,765,435   $ 4,835,550
                                                      -----------    ----------
                                                      -----------    ----------

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                Notes to the Consolidated Financial Statements (Continued)
                             December 31, 1996 and 1995

NOTE 6 - NOTES PAYABLE (Continued)

 Notes payable consist of the following (continued):
                                                        December 31,
                                                   ---------------------
                                                   1996            1995
                                                -----------    -----------
 Balance Forward,                               $ 2,765,435    $ 4,835,550

 Note payable at variable rate (10.25% at
  December 31, 1996) collateralized by deed
  of trust on real property.  Lump sum payment
  is due October 21, 1998.                          312,252        332,252

 Note payable at 10%, unsecured, due with
  accrued interest on or before February
  1, 1997.                                            1,236          6,136

 Note payable at 15%, unsecured, principal
  originally due on or before November 30, 1996,
  interest due monthly (see Note 14).               241,520        241,520

 Note payable at 10%, secured by deed of trust,
  due March 31, 1996, currently in default.          65,000         65,000

 Note payable at 10%, unsecured, with outstanding
  balance and interest due June 1996 (subsequently
  paid in 1997).                                     20,930         20,930

 Note payable at 7.5%, collateralized by deed of
  trust on real property, payable in monthly
  installments of $2,100 including interest, due
  June 30, 1997 (see Note 14).                      290,179        293,480

 Note payable at 12%, unsecured, payable in
  monthly installments of $354 including interest,
  due January 1, 1997.                                 -             3,979

 Note payable at 3%, collateralized by deed of
 trust on real property, due January 31, 2005
 (Note 11).                                         975,000         975,000

 Note payable at 14%, secured by deed of trust
  on real property, payable in monthly installments
  of $17,500 (interest only), due May 1, 1996.         -          1,500,000

 Loan payable at 9%, collateralized by deed of
  trust on property, accrued interest and principal
  due February 15, 1997 (see Note 9(b)).            172,204           -
                                                -----------     -----------

 Balance Forward,                               $ 4,843,756     $ 8,273,847
                                                -----------     -----------
                                                -----------     -----------

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
         Notes to the Consolidated Financial Statements (Continued)
                         December 31, 1996 and 1995

NOTE 6 - NOTES PAYABLE (Continued)

    Notes payable consist of the following (continued):

                                                             December 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
     Balance Forward,                                $ 4,843,756    $ 8,273,847

     Note payable to individual at 10%,
      collateralized by deed of trust, payable in
      monthly interest only payments, principal
      due January 19, 1997 (see Note 9(b)).              125,000          -

     Note payable at 7%, collateralized by deed of
      trust, due August, 1997.                            25,000          -

     Note payable, non-interest bearing, unsecured,
      payable in monthly installments of $1,000.          18,000          -

     Construction note payable at 10.50% with a
      maximum balance of $750,000, principal and
      interest due July 1997.                            359,595          -

     Debentures at 10%, unsecured, originally due
      July, 1996 (see Note 14).                           11,000          -

     Other equipment loans                                10,135         17,257
                                                     -----------    -----------

       Total Notes Payable                             5,392,486      8,291,104
       Less: Current Portion                            (797,100)      (116,603)
       Less: Discontinued Operations (Note 12)        (2,765,435)    (6,335,550)
                                                     -----------    -----------

       Long-Term Notes Payable                       $ 1,829,951    $ 1,838,951
                                                     -----------    -----------
                                                     -----------    -----------


    The aggregate principal maturities of notes payable are as follows (including discontinued operations):

          Years Ending December 31,
          -------------------------
                   1997                       $   811,439
                   1998                           873,875
                   1999                            19,858
                   2000                            22,376
                   2001                         2,689,938
                   Thereafter                     975,000
                                              -----------
                   Total                      $ 5,392,486
                                              -----------
                                              -----------

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
         Notes to the Consolidated Financial Statements (Continued)
                        December 31, 1996 and 1995

NOTE 7 - RELATED PARTY TRANSACTIONS

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

    Two stockholders have made loans to the Company. The loans bear interest at 10 percent per annum and matured in March 1996. The balance outstanding at December 31, 1996 and 1995 is $27,914 and $16,857, respectively.

NOTE 8 - PROFIT SHARING PLAN

    In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the year ended December 31, 1996 or for the period from April 1, 1995 through December 31, 1995.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

    a.  GENERAL PARTNER OBLIGATIONS

    The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities of these partnerships in its capacity as general partner. At December 31, 1996, the partnerships had no liabilities with recourse against the Company.

    b.  RENTS AND LEASES

    During 1996, the Company acquired an historic 15-room hotel in downtown San Jacinto and converted it into an executive suites office building. The Company currently occupies approximately half of the offices and rents the remaining space to others. Financing, which consisted of a seller carry-back loan of $125,000 for the acquisition and a City of San Jacinto Redevelopment loan of $172,204 for the rehabilitation, is currently being restructured into long-term financing.

    c.  WRAP AROUND MORTGAGE

    The Company has sold a property subject to a mortgage. The mortgage has not been fully assumed by the buyer. If the buyer defaults on the mortgage, the Company may be liable for the balance owing. At December 31, 1996, the balance was $129,875.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
            Notes to the Consolidated Financial Statements (Continued)
                         December 31, 1996 and 1995

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

    d.  VISTA RAMONA DEVELOPMENT COSTS

    The Company has incurred costs associated with the development of a residential housing project. The costs incurred have been for engineering and planning for the project. The project encompasses 489 acres of land containing approximately 1,800 residential building lots. The Company controls 277 acres of the project through a joint venture. The remaining 212 acres are controlled by a separate joint venture which has filed for chapter 11 bankruptcy. The Company has reached an agreement with the lienholder of the land to acquire the lienholder's interest in the note and trust deed which encumber the 212 acres for $1,500,000 cash. The Company must make payment in full on or before April 4, 1996 to complete the agreement. If the 212 acres are not brought under the control of the Company, there is some uncertainty as to the recoverability of all development costs. The Company believes that regardless of the outcome of the attempt to gain control of the 212 acres, that more likely than not the entire amount of the development costs will be recovered from the remaining joint venture.

NOTE 10 - PREFERRED STOCK

    The Company's preferred stock has the right to quarterly dividends to be paid at the annual rate of 6%. The quarterly dividend is to be paid to all shareholders of record, as of the last day of each quarter until such time as the Company causes such shares to be converted to common shares and "registered" (free trading) with the S.E.C. and the appropriate State regulatory agency.

    Each preferred share shall be converted into one share of the common stock of the Company, such conversion to occur automatically and registered concurrently with any public offering of the common shares of the Company.

    Each share of preferred stock comes with a warrant. Each warrant entitles the holder to purchase one share of the common stock at a price of $2.20 per share, from the date of purchase until 180 days following the completion of the Company's initial public offering of common stock, or commencement of public trading therein. During the exercise period of the warrants, the Company, at its option, may call the warrants for redemption on a 30-day prior written notice to warrant holders of record at a redemption price of $.05 per warrant.

NOTE 11 - APARTMENT COMPLEX ACQUISITION

    In April 1995, the Company acquired a 120 unit apartment complex using a $975,000 loan that converts to a grant from the City of Riverside, California. The loan is non-recourse and is secured by a second trust deed on the property. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the city, the loan will be forgiven in its entirety per the following schedule:

                 May, 2002                    10%
                 May, 2003                    20%
                 May, 2004                    30%
                 May, 2005                    40%

    If the Company fails to meet the requirements, the entire unpaid principle balance, together with accrued interest, will become due at the discretion of the City of Riverside and foreclosure proceedings may be initiated on the property.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
            Notes to the Consolidated Financial Statements (Continued)
                          December 31, 1996 and 1995

NOTE 12 - DISCONTINUED OPERATIONS

    The Company has decided to either sell or dispose of a portion of its operations during 1997. As a result, the assets and liabilities of those operations are being netted together as discontinued operations resulting in a balance of net assets at December 31, 1996 and 1995 of $683,190 and $1,639,164, respectively. The breakout of the amounts at December 31, 1996 and 1995 is summarized as follows:

                                                      December 31,
                                              ---------------------------
                                                  1996            1995
                                              -----------    ------------

    Assets of Discontinued Operations         $ 3,598,533    $  8,243,154

    Liabilities of Discontinued Operations     (2,915,343)     (6,603,990)
                                              -----------    ------------

    Net Assets of Discontinued Operations     $   683,190     $ 1,639,164
                                              -----------    ------------
                                              -----------    ------------

    In addition, the operations of these projects are being netted together as loss on discontinued operations. The resulting loss for the year ended December 31, 1996 and the period ended December 31, 1995 was $405,349 and $256,816, respectively. In addition, the Company recognized a gain on the disposition of the discontinued operations of $983,507 for the year ended December 31, 1996.

NOTE 13 - GOING CONCERN

    The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses and does not currently have the means to pay the current maturities of its long term debt as they become due. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company is currently, however, in the final stages of obtaining a $5,000,000 financing package from a bank. The Company expects to receive a portion of those funds shortly and the remaining balance before the end of 1997. The financing package could eventually go as high as $10,000,000. As part of the arrangement, the Company will ultimately sell approximately 50% of the Company through a 504 stock issuance. Receiving the $5,000,000 could ultimately effect the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    If the $5,000,000 is obtained, the Company's management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. Management also has plans to raise capital through the issuance of stock.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
         Notes to the Consolidated Financial Statements (Continued)
                          December 31, 1996 and 1995


NOTE 14 - SUBSEQUENT EVENTS

    Subsequent to December 31, 1996, the following events occurred:

    1. Three of the Company's notes payable were converted into one long-term note during 1997. Total outstanding principal on the three notes at December 31, 1996 was $542,699 ($241,520, $290,179 and $11,000). The new note is in the form of a credit line that bears interest at 6% per annum and matures on January 1, 2007.

    2. As mentioned in Note 13, the Company is in the process of obtaining a $5,000,000 financing package from a bank. The Company has not received any of the funds as of the date of this audit report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEACOCK FINANCIAL CORPORATION



                                     By:
                                         -------------------------------------
                                         Steven R. Peacock
                                         President and Chief Executive Officer

Dated:
       -----------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                            Date
---------                   -----                            ----


------------------------    President, Chief Executive Officer
Steven R. Peacock           and Director


------------------------    Secretary
Joy M. Hunt