Form 10-Q
period 1997-03-31
PEACOCK FINANCIAL CORP
filed 1997-12-09
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                 ---------------------------------------------------

                                      FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997  COMMISSION FILE NO. 2-91651-D

                                  PEACOCK FINANCIAL
                                     CORPORATION

            COLORADO                                            87-0410039
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)
                                  248 E. MAIN STREET
                                SAN JACINTO, CA. 92583
                (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                    (909) 487-8911
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

           COMMON STOCK                    10,695,295 SHARES OUTSTANDING
         $0.001 PAR VALUE                        AS OF MARCH 31, 1997

                            PEACOCK FINANCIAL CORPORATION
                                 REPORT ON FORM 10-Q

                             QUARTER ENDED MARCH 31, 1997


TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                      Page
                                                                     Number
                                                                     ------

PART I.       FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

              -    CONDENSED CONSOLIDATED
                   BALANCE SHEETS AS OF
                   MARCH 31, 1997, AND DECEMBER 31, 1996              3 & 4

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS THREE MONTHS ENDED
                   MARCH 31, 1997 AND 1996                            5 & 6

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF CHANGES IN STOCKHOLDERS' EQUITY
                   AS OF MARCH 31, 1997                               7 - 9

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF CASH FLOWS AS OF MARCH 31, 1997
                   AND MARCH 31, 1996                                10 & 11

              -    NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS

    ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS                      12

    ITEM 3.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION                                   13

PART II.      OTHER INFORMATION AND SIGNATURES                       14

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                             Consolidated Balance Sheets



                                        ASSETS
                                        ------

                                                   March 31,     December 31,
                                                     1997           1996
                                                  ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents                       $    2,923     $   90,987
  Receivables - related parties                       18,152         11,744

     Total Current Assets                             21,075        102,731
                                                  ----------     ----------

FIXED ASSETS, at  cost, net of accumulated
  depreciation of $147,717 and $151,186,
  respectively                                       402,280        371,649
                                                  ----------     ----------

NET ASSETS OF DISCONTINUED OPERATIONS                532,006        683,190
                                                  ----------     ----------

OTHER ASSETS

  Construction-in-process                            455,304        484,424
  Notes receivable - related parties                 125,990        140,171
  Developer fees receivable                          282,000        294,000
  Development costs                                1,223,436      1,216,036
  Investments in limited partnerships              1,224,292      1,224,292
  Other assets                                         4,079          5,201
                                                  ----------     ----------

     Total Other Assets                            3,315,101      3,364,124
                                                  ----------     ----------

     TOTAL ASSETS                                 $4,270,462     $4,521,694
                                                  ----------     ----------
                                                  ----------     ----------


     The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                       Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                                   March 31,    December 31,
                                                     1997           1996
                                                  ----------     ----------
CURRENT LIABILITIES

  Accounts payable                                $  305,266     $  295,881
  Other current liabilities                          358,421        336,014
  Lines of credit                                     70,520         76,006
  Notes payable - current portion                    395,132        797,100
  Note payable to stockholder                         29,792         27,914
                                                  ----------     ----------

     Total Current Liabilities                     1,159,131      1,532,915
                                                  ----------     ----------

LONG-TERM DEBT

  Notes payable - long term                        2,190,578      1,829,951
                                                  ----------     ----------

     Total Liabilities                             3,349,709      3,362,866
                                                  ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares
   authorized at $0.01 par value; 672,300
   and -0- shares issued and outstanding,
   respectively                                        6,723          6,723
  Common stock: 250,000,000 shares authorized
   at $0.001 par value; 10,695,295 and
   10,695,295 shares issued and outstanding,
   respectively                                       10,695         10,695
  Additional paid-in capital                       2,215,474      2,215,474
  Accumulated deficit                             (1,312,139)    (1,074,064)
                                                  ----------     ----------

     Total Stockholders' Equity                      920,753      1,158,828
                                                  ----------     ----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                      $4,270,462     $4,521,694
                                                  ----------     ----------
                                                  ----------     ----------


     The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Operations

                                                   March 31,      March 31,
                                                     1997           1996
                                                  ----------     ----------
REVENUES

  Home building and development sales             $  704,288     $    -
  Property management and administration
   income                                              1,967         66,552
  Commissions income                                   4,814         26,205
  Other income                                         2,127         14,807
                                                  ----------     ----------

     Total Revenues                                  713,196        107,564
                                                  ----------     ----------

EXPENSES

  Home building and development costs                698,150         -
  General and administrative                         184,867        151,016
  Depreciation and amortization                          200          2,457
                                                  ----------     ----------

     Total Expenses                                  883,217        153,473
                                                  ----------     ----------

LOSS FROM CONTINUING OPERATIONS                      170,021         45,909
                                                  ----------     ----------

OTHER INCOME (EXPENSE)

  Interest income                                      -              1,000
  Interest expense                                    (4,867)       (13,516)
  Other expense                                       (1,600)         -
                                                  ----------     ----------
     Total Other Income (Expense)                     (6,467)       (12,516)
                                                  ----------     ----------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                 176,488         58,425

INCOME TAXES                                           -              -
                                                  ----------     ----------

NET LOSS FROM CONTINUING OPERATIONS                  176,488         58,425

DISCONTINUED OPERATIONS

  Loss from operations of discontinued segment        61,587         59,289
                                                  ----------     ----------

    Total Discontinued Operations                     61,587         59,289
                                                  ----------     ----------

NET LOSS                                          $  238,075     $  117,714
                                                  ----------     ----------
                                                  ----------     ----------


     The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Operations (Continued)

                                                   March 31,      March 31,
                                                     1997           1996
                                                  ----------     ----------

LOSS PER SHARE

  Continued operations                            $     0.01     $     0.01
  Discontinued operations                               0.01           0.01
                                                  ----------     ----------

LOSS PER SHARE                                    $     0.02     $     0.02
                                                  ----------     ----------
                                                  ----------     ----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        10,695,295      9,942,700
                                                  ----------     ----------
                                                  ----------     ----------


     The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                   Consolidated Statements of Stockholders' Equity




                              Preferred Stock           Common Stock            Additional
                              -----------------    -------------------------     Paid-in       Accumulated
                              Shares    Amount       Shares          Amount      Capital         Deficit
                              ------    --------   -----------      --------   -----------     -----------
Balance, March
31, 1994                      -         $ -        2,136,304         $2,136     $1,910,998      $(345,718)

Stock issued for
 services                     -           -          848,696            849          7,638          -

Accrued dividends             -           -            -              -            (10,200)         -

Class B stock issued
 for debt                     -           -          184,900            185        369,800          -

Class B stock issued
 for cash                     -           -           16,250             16         32,299          -

Stock offering costs
 charged to paid-in
 capital                      -           -            -              -            (69,080)         -

Net loss for the year
 ended March 31,
 1995                         -           -            -              -              -           (321,864)
                         ----------  ----------   ----------     ----------     ----------    -----------
Balance, March
 31, 1995                     -           -        3,186,150          3,186      2,241,455       (667,582)

Class A stock issued
 for services                 -           -           20,000             20         19,980          -

Class B stock issued
 for cash                     -           -           50,000             50         99,950          -

Accrued dividends             -           -            -              -            (34.496)         -

Net loss for the period
 from April 1, 1995 to
 December 31, 1995            -           -            -              -              -           (547,285)
                         ----------  ----------   ----------     ----------     ----------    -----------

Balance, December 31,


        The accompanying notes are an integral part of these consolidated financial statements.



 1995                         -         $ -        3,256,150     $    3,256     $2,326,899    $(1,214,867)
                         ----------  ----------   ----------     ----------     ----------    -----------

        The accompanying notes are an integral part of these consolidated financial statements.


                   PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                   (Formerly Connectivity and Technology, Inc.)
           Consolidated Statements of Stockholders' Equity (Continued)

                                         Preferred Stock                Common Stock            Additional
                                      ----------------------     ---------------------------     Paid-in       Accumulated
                                      Shares         Amount      Shares             Amount       Capital         Deficit
                                      ------        --------     -----------        --------   -----------     -----------
Balance,
 December 31, 1995                     -             $-           3,256,150         $3,256     $2,326,899    $(1,214,867)

Common stock issued
 to acquire Connectivity
 and Technology, Inc.                  -              -           5,183,850          5,184         (5,184)        -

Conversion of Class B
 common stock to
 preferred stock                      672,300          6,723       (672,300)          (672)        (6,051)        -

Common stock
 issued for cash                       -              -           2,700,095          2,700        154,269         -

Common stock issued
 for service                           -              -             227,500            227         36,773         -

Deferred stock costs
 charged to paid-in
 capital                               -              -              -              -            (265,810)        -

Accrued dividends                      -              -              -              -             (25,422)        -

Net income for the year
 ended December
 31, 1996                              -              -              -              -              -             140,803
                                   ----------     ----------     ----------     ----------     ----------    -----------

Balance, December
 31, 1996                             672,300          6,723     10,695,295         10,695      2,215,474     (1,074,064)

Net Loss for the
  period ended
  March 31, 1997                                                                                                (238,075)
                                   ----------     ----------     ----------     ----------     ----------    -----------

Balance March
 31, 1997                             672,300         $6,723     10,695,295        $10,695     $2,215,474    $(1,312,139)
                                   ----------     ----------     ----------     ----------     ----------    -----------
                                   ----------     ----------     ----------     ----------     ----------    -----------

                The accompanying notes are an integral part of these consolidated financial statements.


                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Cash Flows


                                                    March 31,     March 31,
                                                      1997          1996
                                                  ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                $(238,075)     $(117,714)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                        200            478
    Discontinued operations                          151,185        868,461
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                        12,000       (110,000)
   (Increase) decrease in accounts
    receivable - related parties                       7,772          7,494
   (Increase) decrease in other assets                (6,278)      (194,966)
   Increase (decrease) in accounts payable             9,385        (42,283)
   Increase (decrease) in other liabilities           16,921         56,755
                                                  ----------     ----------

     Net Cash Used by Operating Activities           (46,890)       468,225
                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                            29,120         -
  Purchase of property and equipment                 (30,831)         1,188
                                                  ----------     ----------

     Net Cash Used by Investing Activities            (1,711)         1,188
                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                  1,878         -
  Repayment of notes payable                        (401,968)       (28,058)
  Proceeds from long-term borrowings                 360,627       (742,010)
  Proceeds from stock offerings                       -             101,956
                                                  ----------     ----------

     Net Cash Provided by Financing Activities    $  (39,463)    $ (668,112)
                                                  ----------     ----------


     The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Cash Flows (Continued)


                                                   March 31,      March 31,
                                                     1997           1996
                                                  ----------     ----------
                                                 (12 Months)     (9 Months)

NET INCREASE IN CASH                              $  (88,064)    $ (198,699)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  90,987        267,593
                                                  ----------     ----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                        $    2,923     $   68,894
                                                  ----------     ----------
                                                  ----------     ----------

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued for debt                  $   -          $   -
    Common stock issued for services              $   -          $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized      $    2,173     $   13,516
    Income taxes paid                             $   -          $   -


     The accompanying notes are an integral part of these consolidated financial statements.

                            PEACOCK FINANCIAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS
                                    MARCH 31, 1997


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1996, balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996.

The Company is engaged in construction and real estate development. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in Central Riverside County which will be the largest freshwater lake in Southern California.

REVENUES. Revenues for the three months ended March 31, 1997, increased by $605,632 or 563% to $713,196 from $107,564 for the three months ended March 31, 1997. This increase resulted from increase in home building offset partially by decrease in property management and administration revenues.

EXPENSES. Total expenses for the three months ended March 31, 1997, increased by $729,744 or 475% to $883,217 from $153,473 for the three months ended March 31, 1997. This increase resulted from higher general and administrative expenses and home building development costs. General and administrative expenses for the three months ended March 31, 1997, increased by $33,851 or 22% to $184,867 from $151,016 for the three months March 31, 1997.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the three months ended March 31, 1997, the Company funded its operations and capital requirements partially with its own working capital and partially with loans from related parties. As of March 31, 1997, the Company had cash of $2,923.

Net cash generated from the operating activities decreased to $46,890 compared to increase of $468,225 for the three months ended March 31, 1997 and 1996 respectively. The decrease resulted mainly from operations.

Net cash used in financing activities decreased by $39,463 compared to decrease of $668,112 for the three months ended March 31, 1997 and 1996 respectively.

At March 31, 1997 and 1996 the Company had $2,190,578 and $1,867,009 of
long-term debt respectively.

The Company is in the process to raise a three-year $10,000,000 loan for real estate development as well as for working capital.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEACOCK FINANCIAL CORPORATION


------------------                 --------------------------------------------
Date                                    Steven R. Peacock
                                        President and Chief Executive Officer



------------------                 --------------------------------------------
Date                                    Joy M. Hunt
                                        Secretary/Treasurer