Form 10-Q
period 1997-06-30
PEACOCK FINANCIAL CORP
filed 1997-12-09
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                 ---------------------------------------------------

                                      FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997  COMMISSION FILE NO. 2-91651-D

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

           COMMON STOCK                    10,967,296 SHARES OUTSTANDING
         $0.001 PAR VALUE                        AS OF JUNE 30, 1997

                            PEACOCK FINANCIAL CORPORATION
                                 REPORT ON FORM 10-Q

                             QUARTER ENDED JUNE 30, 1997


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

              -    CONDENSED CONSOLIDATED
                   BALANCE SHEETS AS OF
                   JUNE 30, 1997, AND DECEMBER 31, 1996              3 & 4

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS THREE MONTHS ENDED
                   JUNE 30, 1997 AND 1996                            5 - 7

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF CHANGES IN STOCKHOLDERS' EQUITY
                   AS OF JUNE 30, 1997                               8 - 10

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF CASH FLOWS AS OF JUNE 30, 1997
                   AND JUNE 30, 1996                                11 & 12

              -    NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS

    ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS                    13

    ITEM 3.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION                                 14

PART II.      OTHER INFORMATION AND SIGNATURES                     15

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                             Consolidated Balance Sheets


                                        ASSETS

                                                      June 30,     December 31,
                                                      --------     ------------
                                                        1997          1996
                                                      --------     ------------

CURRENT ASSETS

  Cash and cash equivalents                         $   15,319     $   90,987
  Receivables - related parties                         18,247         11,744
                                                    ----------     ----------

    Total Current Assets                                33,566        102,731
                                                    ----------     ----------

FIXED ASSETS, at  cost, net of accumulated
  depreciation of $147,717 and $151,186,
  respectively                                         402,065        371,649
                                                    ----------     ----------

NET ASSETS/LIABILITIES OF DISCONTINUED
  OPERATIONS (Note 12)                                 (57,161)       683,190
                                                    ----------     ----------

OTHER ASSETS

  Construction-in-process                              401,803        484,424
  Notes receivable - related parties                   161,051        140,171
  Developer fees receivable                            258,000        294,000
  Development costs                                  1,223,436      1,216,036
  Investments in limited partnerships                1,224,292      1,224,292
  Other assets                                           3,458          5,201
                                                    ----------     ----------

     Total Other Assets                              3,272,040      3,364,124
                                                    ----------     ----------

     TOTAL ASSETS                                   $3,650,510     $4,521,694
                                                    ----------     ----------
                                                    ----------     ----------

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                       Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,    December 31,
                                                      --------    ------------
                                                        1997          1996
                                                      --------    ------------

CURRENT LIABILITIES

  Accounts payable                                 $   267,801    $   295,881
  Other current liabilities                             76,558        336,014
  Lines of credit                                       65,630         76,006
  Notes payable - current portion                      399,446        797,100
  Note payable to stockholder                           30,409         27,914
                                                   -----------    -----------

     Total Current Liabilities                         839,844      1,532,915
                                                   -----------    -----------

LONG-TERM DEBT

  Notes payable - long term                          1,892,302      1,829,951
                                                   -----------    -----------

     Total Liabilities                               2,732,146      3,362,866
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized
   at $0.01 par value; 672,300 and -0- shares
   issued and outstanding, respectively                  6,723          6,723
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 10,967,296 and 10,695,295
   shares issued and outstanding, respectively          10,967         10,695
  Additional paid-in capital                         2,225,234      2,215,474
  Accumulated deficit                               (1,324,560)    (1,074,064)
                                                   -----------    -----------


     Total Stockholders' Equity                        918,364      1,158,828
                                                   -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,650,510    $ 4,521,694
                                                   -----------    -----------
                                                   -----------    -----------

          The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Operations

                                                          For 6 Months Ended            For 3 Months Ended
                                                        ------------------------------------------------------
                                                        June 30,        June 30,       June 30,       June 30,
                                                          1997            1996           1997           1996
                                                        ----------    -----------    -----------    ----------
REVENUES

  Home building and development sales                 $1,040,985      $ 422,127      $ 336,697      $ 422,127
  Property management and administration
   income                                                  3,867        129,793          1,900         63,241
  Commissions income                                       5,447         26,823            633            618
  Other income                                            16,199          6,664         14,072         (8,143)
                                                      ----------      ---------      ---------      ---------

     Total Revenues                                    1,066,498        585,407        353,302        477,843
                                                      ----------      ---------      ---------      ---------

EXPENSES

  Home building and development costs                  1,037,907        422,127        339,757        422,127
  General and administrative                             318,755        342,115        133,888        191,099
  Depreciation and amortization                              200          4,914         -               2,457
                                                      ----------      ---------      ---------      ---------

     Total Expenses                                    1,356,862        769,156        473,645        615,683
                                                      ----------      ---------      ---------      ---------

LOSS FROM CONTINUING OPERATIONS                          290,364        183,749        120,343        137,840
                                                      ----------      ---------      ---------      ---------

OTHER INCOME (EXPENSE)

  Interest income                                         -               1,000         -              -
  Interest expense                                       (83,256)       (38,610)        78,389        (25,094)
  Other expense                                           (1,600)        -              -              -
                                                      ----------      ---------      ---------      ---------

     Total Other Income (Expense)                        (84,856)       (37,610)        78,389        (25,094)

(LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                    (375,220)      (221,359)      (198,732)      (162,934)

INCOME TAXES                                              -              -              -              -
                                                      ----------      ---------      ---------      ---------

NET (LOSS) FROM CONTINUING OPERATIONS                   (375,220)      (221,359)      (198,732)      (162,934)

DISCONTINUED OPERATIONS (Note 12)

  Income (Loss) from operations of discontinued
    segment                                              (10,953)       272,484         50,634        331,773
  Gain on disposal of discontinued segment               135,677         -             135,677         -
                                                      ----------      ---------      ---------      ---------


       The accompanying notes are an integral part of these consolidated financial statements.



    Total Discontinued Operations                        124,724        272,484        186,311        331,773
                                                      ----------      ---------      ---------      ---------


       The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                Consolidated Statements of Operations (Continued)

                                                          For 6 Months Ended            For 3 Months Ended
                                                        -----------------------------------------------------
                                                        June 30,       June 30,       June 30,       June 30,
                                                         1997           1996            1997           1996
                                                       ----------    ----------      ----------    ----------

NET INCOME (LOSS)                                    $  (250,496)   $    51,125    $   (12,421)    $  168,839
                                                     -----------    -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE

  Continued operations                               $     (0.03)   $     (0.03)   $     (0.02)         (0.02)
  Discontinued operations                                   0.01           0.02           0.02           0.04
                                                     -----------    -----------    -----------    -----------

EARNINGS (LOSS) PER SHARE                            $      0.02    $      0.01    $    -          $     0.02
                                                     -----------    -----------    -----------    -----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            10,831,295      7,844,581     10,831,295      7,844,581
                                                     -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                 Consolidated Statements of Stockholders' Equity


                                              Preferred Stock                Common Stock           Additional
                                          --------------------------   -------------------------      Paid-in      Accumulated
                                             Shares         Amount       Shares          Amount       Capital        Deficit
                                          -------------    ---------   -----------    ----------    -----------    -----------

Balance, March
 31, 1994                                    -           $  -         2,136,304        $ 2,136     $1,910,998      $(345,718)

Stock issued for
 services                                    -              -           848,696            849          7,638           -

Accrued dividends                            -              -              -              -           (10,200)          -

Class B stock issued
 for debt                                    -              -           184,900            185        369,800           -

Class B stock issued
 for cash                                    -              -            16,250             16         32,299           -

Stock offering costs
 charged to paid-in
 capital                                     -              -              -              -           (69,080)          -

Net loss for the year
 ended March 31,
 1995                                        -              -              -              -              -          (321,864)
                                          -------        -------      ---------        -------     ----------    -----------

Balance, March
 31, 1995                                    -              -         3,186,150          3,186      2,241,455       (667,582)

Class A stock issued
 for services                                -              -            20,000             20         19,980           -

Class B stock issued
 for cash                                    -              -            50,000             50         99,950           -

Accrued dividends                            -              -              -              -           (34,486)          -

Net loss for the period
 from April 1, 1995 to
 December 31, 1995                           -              -              -              -              -          (547,285)
                                          -------        -------      ---------        -------     ----------    -----------

Balance, December 31,


       The accompanying notes are an integral part of these consolidated financial statements.



 1995                                        -           $  -         3,256,150         $3,256     $2,326,899    $(1,214,867)
                                          -------        -------      ---------        -------     ----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
           Consolidated Statements of Stockholders' Equity (Continued)

                                                                                                    Additional
                                               Preferred Stock               Common Stock            Paid-in       Accumulated
                                           ---------------------       -------------------------
                                           Shares         Amount         Shares          Amount       Capital        Deficit
                                          ---------      --------      ----------      ---------    ----------     -----------

Balance,
 December 31, 1995                           -            $ -         3,256,150        $ 3,256     $2,326,899    $(1,214,867)

Common stock issued
 to acquire Connectivity
 and Technology, Inc.                        -              -         5,183,850          5,184         (5,184)          -

Conversion of Class B
 common stock to
 preferred stock                          672,300          6,723       (672,300)          (672)        (6,051)          -

Common stock
 issued for cash                             -              -         2,700,095          2,700        154,269           -

Common stock issued
 for service                                 -              -           227,500            227         36,773           -

Deferred stock costs
 charged to paid-in
 capital                                     -              -              -              -          (265,810)          -

Accrued dividends                            -              -              -              -           (25,422)          -

Net income for the year
 ended December
 31, 1996                                    -              -              -              -              -           140,803
                                          -------        -------      ---------        -------     ----------    -----------

Balance, December
 31, 1996                                 672,300          6,723     10,695,295         10,695      2,215,474     (1,074,064)

Net Loss for the
  period ended
  June 30, 1997                                                                                                     (250,496)
                                          -------        -------      ---------        -------     ----------    -----------

Balance June
 30, 1997                                 672,300         $6,723     10,695,295        $10,695     $2,215,474    $(1,324,560)
                                          -------        -------      ---------        -------     ----------    -----------
                                          -------        -------      ---------        -------     ----------    -----------


       The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Cash Flows


                                                       June 30,       June 30,
                                                         1997           1996
                                                       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                  $(250,496)     $  51,125
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                          200          5,392
    Discontinued operations                            740,352        493,654
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                          36,000            940
   (Increase) decrease in accounts
    receivable - related parties                       (27,384)      (347,145)
   (Increase) decrease in other assets                  (5,657)       271,871
   Increase (decrease) in accounts payable             (28,080)        38,137
   Increase (decrease) in other liabilities           (269,832)       (26,079)
                                                     ---------      ---------

     Net Cash Used by Operating Activities            (195,103)       487,895
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                              82,621       (651,027)
  Purchase of property and equipment                   (30,616)       (57,995)
                                                     ---------      ---------

     Net Cash Used by Investing Activities              52,005       (709,022)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                    2,495        (16,857)
  Repayment of notes payable                          (397,654)      (116,603)
  Proceeds from long-term borrowings                    62,351         (5,074)
  Proceeds from stock offerings                         10,032         96,164
                                                     ---------      ---------

     Net Cash Provided by Financing Activities       $(322,776)     $ (42,370)
                                                     ---------      ---------


       The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Cash Flows (Continued)

                                                        For the 6 Months Ended
                                                         June 30,    June 30,
                                                          1997         1996
                                                        ---------    --------

NET INCREASE IN CASH                                  $(75,668)     $(263,497)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    90,987        267,593
                                                      --------      ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                            $ 15,319      $   4,096
                                                      --------      ---------
                                                      --------      ---------

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued for debt                      $   -          $   -
    Common stock issued for services                  $   -          $   -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized          $  1,399       $ 36,610
    Income taxes paid                                 $   -          $   -


       The accompanying notes are an integral part of these consolidated financial statements.

                            PEACOCK FINANCIAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS
                                    JUNE 30, 1997


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


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

The Company is engaged in construction and real estate development. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in Central Riverside County which will be the largest freshwater lake in Southern California.

REVENUES. Revenues for the three months ended June 30, 1997, decreased by $124,541 or 26% to $353,302 from $477,843 for the three months ended June 30, 1997. This decrease resulted from reduction in home building as well as decrease in property management and administration revenues.

EXPENSES. Total expenses for the three months ended June 30, 1997, decreased by $142,038 or 23% to $473,645 from $615,683 for the three months ended June 30, 1997. This decrease resulted from lower home building development costs. General and administrative expenses for the three months ended June 30, 1997, decreased by $57,211 or 30% to $133,888 from $191,099 for the three months June 30, 1997.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

REVENUES. Revenues for the six months ended June 30, 1997, increased by $481,091 or 82% to $1,066,498 from $585,407 for the six months ended June 30, 1997. This increase resulted from increased home building offset by a decrease in property management and administration income.

EXPENSES. Total expenses for the six months ended June 30, 1997, increased by $587,706 or 76% to $1,356,862 from $769,156 for the six months ended June 30, 1997. This increase resulted from higher home building development costs. General and administrative expenses for the six months ended June 30, 1997, decreased by $23,360 or 7% to $318,755 from $342,115 for the six months ended June 30, 1997.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the six months ended June 30, 1997, the Company funded its operations and capital requirements partially with its own capital and partially with loans from related parties. As of June 30, 1997, the Company had cash of $15,319.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEACOCK FINANCIAL CORPORATION



--------------------              --------------------------------------
Date                              Steven R. Peacock
                                  President and Chief Executive Officer



--------------------              -------------------------------------- Date
                                  Joy M. Hunt
                                  Secretary/Treasurer