Form 10-Q
period 1997-09-30
PEACOCK FINANCIAL CORP
filed 1997-12-09
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                 ---------------------------------------------------

                                      FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997  COMMISSION FILE NO. 2-91651-D

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

           COMMON STOCK                     10,967,296 SHARES OUTSTANDING
         $0.001 PAR VALUE                      AS OF SEPTEMBER 30, 1997

                            PEACOCK FINANCIAL CORPORATION
                                 REPORT ON FORM 10-Q

                           QUARTER ENDED SEPTEMBER 30, 1997


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

              -    CONDENSED CONSOLIDATED
                   BALANCE SHEETS AS OF
                   SEPTEMBER 30, 1997, AND
                   DECEMBER 31, 1996                                  3 & 4

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF OPERATIONS THREE MONTHS ENDED
                   SEPTEMBER 30, 1997 AND 1996                        5 & 6

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF CHANGES IN STOCKHOLDERS' EQUITY
                   AS OF SEPTEMBER 30, 1997                           8 - 10

              -    CONDENSED CONSOLIDATED STATEMENTS
                   OF CASH FLOWS AS OF SEPTEMBER 30,
                   1997 AND SEPTEMBER 30, 1996                       11 & 12

              -    NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS

    ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS                      13

    ITEM 3.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATION                                   14 & 15

PART II.      OTHER INFORMATION AND SIGNATURES                       16

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                             Consolidated Balance Sheets


                                        ASSETS

                                                September 30,     December 31,
                                            ------------------   -------------
                                                   1997              1996
                                               ------------      -----------

CURRENT ASSETS

  Cash and cash equivalents                          $   3,162      $  90,987
  Receivables - related parties                         10,488         11,744
                                                     ---------      ---------

    Total Current Assets                                13,650        102,731
                                                     ---------      ---------

FIXED ASSETS, at  cost, net of accumulated
  depreciation of $147,717 and $151,186,
  respectively                                         402,347        371,649
                                                     ---------      ---------

NET ASSETS/LIABILITIES OF DISCONTINUED OPERATIONS
 (Note 12)                                             (50,360)       683,190
                                                     ---------      ---------

OTHER ASSETS

  Construction-in-process                              408,304        484,424
  Notes receivable - related parties                   200,348        140,171
  Developer fees receivable                            242,367        294,000
  Development costs                                  1,224,292      1,216,036
  Investments in limited partnerships                1,221,936      1,224,292
  Other assets                                           4,383          5,201
                                                     ---------      ---------

     Total Other Assets                              3,301,630      3,364,124
                                                     ---------      ---------

     TOTAL ASSETS                                   $3,667,267     $4,521,694
                                                     ---------      ---------
                                                     ---------      ---------

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                       Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 September 30,   December 31,
                                                --------------   ------------
                                                     1997            1996
                                                --------------   ------------

CURRENT LIABILITIES

  Accounts payable                                 $   270,914    $   295,881
  Other current liabilities                             99,009        336,014
  Lines of credit                                       57,715         76,006
  Notes payable - current portion                      390,819        797,100
  Note payable to stockholder                           28,409         27,914
                                                  ------------   ------------

     Total Current Liabilities                         846,866      1,532,915
                                                  ------------   ------------

LONG-TERM DEBT

  Notes payable - long term                          1,977,576      1,829,951
                                                  ------------   ------------

     Total Liabilities                               2,824,442      3,362,866
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized
  at $0.01 par value; 672,300 and -0- shares
  issued and outstanding, respectively                   6,723          6,723
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 10,967,296 and 10,695,295
   shares issued and outstanding, respectively          10,967         10,695
  Additional paid-in capital                         2,225,234      2,215,474
  Accumulated deficit                               (1,400,099)    (1,074,046)
                                                  ------------   ------------


    Total Stockholders' Equity                         842,825      1,158,828
                                                  ------------   ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 3,667,267    $ 4,521,694
                                                  ------------   ------------
                                                  ------------   ------------

 The accompanying notes are an integral part of these consolidated statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Operations

                                                       For 9 Months Ended                For 3 Months Ended
                                                    ---------------------------    -------------------------------
                                                September 30,    September 30,      September 30,    September 30,
                                                     1997             1996              1997                1996
                                                --------------   --------------     -------------    -------------

REVENUES

  Home building and development sales             $  1,802,591     $  2,094,402       $   761,606     $  1,672,275
  Property management and administration
   income                                                3,867          151,848              -              22,055
  Commissions income                                     6,977           67,199             1,530           40,376
  Other income                                          69,632           15,416            53,433            8,752
                                                     ---------        ---------         ---------        ---------

     Total Revenues                                  1,883,067        2,328,865           816,569        1,743,458
                                                     ---------        ---------         ---------        ---------
EXPENSES

  Home building and development costs                1,799,513        2,089,923           761,606        1,667,796
  General and administrative                           441,554          509,644           122,799          167,529
  Depreciation and amortization                            200            7,371              -               2,457
                                                     ---------        ---------         ---------        ---------

     Total Expenses                                  2,241,267        2,606,938           884,405        1,837,782
                                                     ---------        ---------         ---------        ---------

LOSS FROM CONTINUING OPERATIONS                       (358,200)        (278,073)          (67,836)         (94,324)
                                                     ---------        ---------         ---------        ---------

OTHER INCOME (EXPENSE)

  Interest income                                         -               1,000              -                -
  Interest expense                                    (181,979)         (61,590)          (98,723)         (22,980)
  Other expense                                         (1,600)            -                 -                -
                                                     ---------        ---------         ---------        ---------

     Total Other Income (Expense)                     (183,579)         (60,590)          (98,723)         (22,980)
                                                     ---------        ---------         ---------        ---------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                  (541,779)        (338,663)         (166,559)        (117,304)

INCOME TAXES                                              -                -                 -                -

NET LOSS FROM CONTINUING OPERATIONS                   (541,779)        (338,663)         (166,559)        (117,304)
                                                     ---------        ---------         ---------        ---------

DISCONTINUED OPERATIONS

  Income from operations of discontinued
    segment                                             80,068          232,830            91,021          (39,654)
  Gain on disposal of discontinued segment             135,676          241,504              -             241,504
                                                     ---------        ---------         ---------        ---------


 The accompanying notes are an integral part of these consolidated statements.



    Total Discontinued Operations                      215,744          474,334            92,021          201,850
                                                     ---------        ---------         ---------        ---------



 The accompanying notes are an integral part of these consolidated statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Operations (Continued)


                                                      For 9 Months Ended                  For 3 Months Ended
                                                -------------------------------     ------------------------------
                                                September 30,    September 30,      September 30,    September 30,
                                                     1997             1996              1997                 1996
                                                --------------   --------------     -------------    -------------

NET INCOME (LOSS)                                  $  (326,035)    $    135,671       $   (75,538)       $  84,546
                                                   ------------    ------------       ------------       ---------
                                                   ------------    ------------       ------------       ---------

EARNINGS (LOSS) PER SHARE

  Continued operations                             $     (0.05)    $      (0.04)      $     (0.02)           (0.01)
  Discontinued operations                                 0.02             0.06              0.01             0.02
                                                   ------------    ------------       ------------       ---------

EARNINGS (LOSS) PER SHARE                          $       .03     $       0.02       $     (0.01)       $    0.01
                                                   ------------    ------------       ------------       ---------
                                                   ------------    ------------       ------------       ---------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          10,831,295        7,844,581        10,831,295        7,844,581
                                                   ------------    ------------       ------------       ---------
                                                   ------------    ------------       ------------       ---------




 The accompanying notes are an integral part of these consolidated statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                   Consolidated Statements of Stockholders' Equity


                                  Preferred Stock                 Common Stock           Additional
                             -------------------------      -------------------------      Paid-in       Accumulated
                               Shares        Amount           Shares        Amount         Capital         Deficit
                             ----------    -----------      ----------    -----------    -----------    -------------

Balance, March
 31, 1994                        -          $   -           2,136,304      $   2,136     $1,910,998      $(345,718)

Stock issued for
 services                        -              -             848,696            849          7,638         -

Accrued dividends                -              -              -              -             (10,200)        -

Class B stock issued
 for debt                        -              -             184,900            185        369,800         -

Class B stock issued
 for cash                        -              -              16,250             16         32,299         -

Stock offering costs
 charged to paid-in
 capital                         -              -              -              -             (69,080)        -

Net loss for the year
 ended March 31,
 1995                            -              -              -              -              -            (321,864)
                              ----------     ----------     ----------     ----------    -----------    -----------

Balance, March
 31, 1995                        -              -           3,186,150          3,186      2,241,455       (667,582)

Class A stock issued
 for services                    -              -              20,000             20         19,980         -

Class B stock issued
 for cash                        -              -              50,000             50         99,950         -

Accrued dividends                -              -              -              -             (34,486)        -

Net loss for the period
 from April 1, 1995 to
 December 31, 1995               -              -              -              -              -            (547,285)
                              ----------     ----------     ----------     ----------    -----------    -----------
Balance, December 31,


 The accompanying notes are an integral part of these consolidated statements.



 1995                            -          $   -           3,256,150     $    3,256    $ 2,326,899    $(1,214,867)
                              ----------     ----------     ----------     ----------    -----------    -----------



 The accompanying notes are an integral part of these consolidated statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
             Consolidated Statements of Stockholders' Equity (Continued)


                                  Preferred Stock                 Common Stock           Additional
                             -------------------------      -------------------------      Paid-in       Accumulated
                               Shares        Amount           Shares        Amount         Capital         Deficit
                             ----------    -----------      ----------    -----------    -----------    -------------


Balance,
 December 31, 1995               -        $     -           3,256,150    $     3,256    $ 2,326,899    $(1,214,867)

Common stock issued
 to acquire Connectivity
 and Technology, Inc.            -              -           5,183,850          5,184         (5,184)        -

Conversion of Class B
 common stock to
 preferred stock                672,300          6,723       (672,300)          (672)        (6,051)        -

Common stock
 issued for cash                 -              -           2,700,095          2,700        154,269         -

Common stock issued
 for service                     -              -             227,500            227         36,773         -

Deferred stock costs
 charged to paid-in
 capital                         -              -              -              -            (265,810)        -

Accrued dividends                -              -              -              -             (25,422)        -

Net income for the year
 ended December
 31, 1996                        -              -              -              -              -             140,803
                              ----------     ----------     ----------     ----------    -----------    -----------

Balance, December
 31, 1996                       672,300          6,723     10,695,295         10,695      2,215,474     (1,074,064)

Net Loss for the
  period ended
  September 30, 1997                                                                                      (326,035)
                              ----------     ----------     ----------     ----------    -----------    -----------

Balance September
 30, 1997                       672,300     $    6,723     10,695,295     $   10,695    $ 2,215,474   $ (1,400,099)
                              ----------     ----------     ----------     ----------    -----------    -----------
                              ----------     ----------     ----------     ----------    -----------    -----------



 The accompanying notes are an integral part of these consolidated statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Cash Flows


                                                    For the 9 Months Ended
                                                  September 30,   September 30,
                                                      1997             1996
                                                  -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                  $(326,035)      $135,671
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                          200          7,849
    Discontinued operations                            733,551        396,598
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                          51,633            940
   (Increase) decrease in accounts
    receivable - related parties                       (58,922)      (349,686)
   (Increase) decrease in other assets                  (5,082)       214,377
   Increase (decrease) in accounts payable             (24,967)        95,524
   Increase (decrease) in other liabilities           (255,296)       (16,259)
                                                     ---------       --------

     Net Cash Used by Operating Activities             115,082        485,014
                                                     ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                              76,120       (611,037)
  Purchase of property and equipment                   (30,898)      (208,120)
                                                     ---------       --------

     Net Cash Used by Investing Activities              45,222       (819,157)
                                                     ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                      495        (16,857)
  Repayment of notes payable                          (406,281)      (116,603)
  Proceeds from long-term borrowings                   147,625        102,887
  Proceeds from stock offerings                         10,032        102,873
                                                     ---------       --------

     Net Cash Provided by Financing Activities       $(248,129)      $ 72,300
                                                     ---------       --------


 The accompanying notes are an integral part of these consolidated statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Cash Flows (Continued)

                                                       For the 9 Months Ended
                                                    September 30,  September 30,
                                                         1997           1996
                                                    -------------  -------------

NET INCREASE IN CASH                                 $ (87,825)     $(261,843)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    90,987        267,593
                                                     ---------      ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                           $   3,162      $   5,750
                                                     ---------      ---------
                                                     ---------      ---------

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued for debt                     $    -         $    -
    Common stock issued for services                 $    -         $    -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized            $2,355      $    -
    Income taxes paid                                $    -         $    -


 The accompanying notes are an integral part of these consolidated statements.

                            PEACOCK FINANCIAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997


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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

The Company is engaged in construction and real estate development. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in Central Riverside County which will be the largest freshwater lake in Southern California.

REVENUES. Revenues for the three months ended September 30, 1997, decreased by $926,889 or 53% to $816,569 from $1,743,458 for the three months ended September 30, 1997. This decrease resulted from reduction in home building as well as decrease in property management and administration revenues.

EXPENSES. Total expenses for the three months ended September 30, 1997, decreased by $953,377 or 52% to $884,405 from $1,837,782 for the three months ended September 30, 1997. This decrease resulted from lower home building development costs. General and administrative expenses for the three months ended September 30, 1997, decreased by $44,730 or 27% to $122,799 from $167,529 for the three months September 30, 1997.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1996.

REVENUES. Revenues for the nine months ended September 30, 1997, decreased by $445,798 or 19% to $1,883,067 from $2,328,865 for the nine months ended
September 30, 1997. This decrease resulted from reduction in home building as well as decrease in property management and administration income.

EXPENSES. Total expenses for the nine months ended September 30, 1997, decreased by $365,671 or 14% to $2,241,267 from $2,606,938 for the nine months ended September 30, 1997. This decrease resulted from lower home building development costs. General and administrative expenses for the nine months ended September 30, 1997, decreased by $68,090 or 13% to $441,554 from $509,644 for the nine months ended September 30, 1997.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the nine months ended September 30, 1997, the Company funded its operations and capital requirements partially with its own capital and partially with loans from related parties. As of September 30, 1997, the Company had cash of $3,162.

Net cash generated from the operating activities increased by $115,082 compared to increase of $485,014 for the nine months ended September 30, 1997 and 1996 respectively. The increase resulted mainly from the discontinued operations.

Net cash from investing activities increased by $45,222 compared to reduction of $819,157 for the prior year. These are mainly as the result of construction in progress.

Net cash used in financing activities decreased by $248,129 compared to increase of $72,300 for the nine months ended September 30, 1997 and 1996, respectively.

At September 30, 1997 and 1996, the Company had $1,977,576 and $1,853,228 of long-term debt respectively.

The Company is in the process to raise a three-year $10,000,000 loan for real estate development as well as for working capital.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEACOCK FINANCIAL CORPORATION



-----------------------           ---------------------------------------
Date                              Steven R. Peacock
                                  President and Chief Executive Officer



-----------------------           --------------------------------------- Date
                                  Joy M. Hunt
                                  Secretary/Treasurer