Form 10KSB
period 1997-12-31
PEACOCK FINANCIAL CORP
filed 1998-04-23
CIK 748268

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 487-8911

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 31, 1997 WAS $1,650,000.

    THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

Peacock Financial Corporation is a real estate master developer in Southern California and its primary mission is to take advantage of the changes happening in the San Jacinto Valley as the result of a $3 billion construction of the Eastside Lake reservoir by the Metropolitan Water District of Southern California.

Peacock Financial Corporation was pleased to announce two consecutive profitable years as a public company with a $222,009 net income and revenues of $2,075,386 for the year ending December 31, 1997 versus a net income of $140,803 and $3,369,000 revenue for the year ending December 31, 1996. During 1997 Peacock Financial Corporation went to escrow with Hawthorn Group, Ltd., an international investment fund manager, to provide Peacock with working capital as well as real estate development financing.


The Company currently employs 6 people. The company uses independent consultants for a variety of tasks, including engineering and architectural, shareholder relations and financial management. Its principal executive offices are located at 248 E. Main Street, San Jacinto, California 92583.


ITEM 2 - PROPERTIES

Apart from the Discontinued Operations, the Company's properties comprised of $374,397 Home Building Construction in Process, $1,216,036 land development cost and $1,224,292 investment in limited partnerships.

INVESTMENTS IN LIMITED PARTNERSHIPS
1. Carreon Professional Building - The Company formed a limited partnership in November 1990 and acquired the property for $2,031,300. During the year ending1992 the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee until 1997 when the property was sold.

2. Riverside Park Apartments - The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992 the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee.

3. Canyon shadows Apartments - The Company acquired a 120-unit apartment complex in April 1995 for $ $875,000. The Company received a $975,000 loan that converts to a grant from the City of Riverside for the purpose of acquisition and rehabilitation and, in 1996, the Company was awarded

     $2,200,000 in Federal Tax Credits for the project. In December 1996, the project was sold to a tax credit partnership in which the Company retains a $905,000 capital account, as well as a 1% interest as the general partner for which it receives a management fee and 80% of the project cash flow.

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

ITEM 5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31,
1997, the Company's common stock traded between $.25 and $0.05 per share.   The
Company has not yet adopted any policy regarding payment of dividends.


Quarter Ended               Low         High
-------------               ---         ----
Mar 31, 1997               $0.15       $0.25
June 30, 1997               0.12        0.25
September 30, 1997          0.06        0.15
December 31, 1997           0.05        0.15


At December 31, 1997, there were approximately 372 holders of record of the Company's stock.

ITEM 6 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial statements included herein.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fiscal year 1997 was the company's second year as a public company and it turned out to be another exciting year for the Company. Peacock Financial Corporation is pleased to announce two consecutive profitable years as a public company.

The Company continued its focus and attention to develop and invest in San Jacinto Valley, and succeeded in finding a suitable capital partner. The Company went to escrow with Hawthorn Group, Ltd., an international investment fund manager, to provide the Company with working capital as well as real estate development financing.

The Company continued with its prior year's decision to dispose all of its projects, which were outside of the Valley. These projects are identified as discontinued operations in the financial statements. The Company believes it will substantially benefit from the development of the Eastside Recreational Lake Reservoir and the future of San Jacinto Valley, has been positioning itself and has plans in place, to be the most successful developer in the Valley.

RESULTS OF OPERATIONS:

Revenues totaled $2,075,386 for the fiscal year ending December 31, 1997. For the year ending December 31, 1996 revenues were $3,369,000. The decrease in Revenue was due to the reduction and repositioning of the home-building operation.

General and Administration expenses for the year ended December 31, 1997 were $770,094 as compared to $638,745 for the year ended December 31, 1996. The increase in General and Administration expenses was related to increase in consulting services.

Depreciation and amortization was $14,385 for the year ended December 31, 1997 as compared to $8,190 for the year ended December 31, 1996. The increase was due to increase in loan fee amortization.

Interest income was $1 and interest expense was $173,431 for the year ended December 31, 1997 as compared to $1,802 interest income and $170,388 interest expense for the year ended December 31, 1996. The decrease in interest income and increase in interest expense was due to increase in net cash used by operating activities.

Gain from operations of discounted segment was $90,955 for the year ended December 31, 1997 versus loss of $405,349 for the year ending December 31, 1996. Gain on disposal of discontinued segment was $1,003,534 versus $983,507 for the year ending December 31,1996. The gain and loss from operations and gain on disposal of discontinued segment was as the result of sale of the company's rental operations, i.e. the Corona Industrial Complex, the Anaheim Vacation R.V. Park and the Canyon Shadows Apartments.


ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINACAIL DISCLOSURE

None


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


NAME                AGE      POSITION                  PERIOD OF SERVICE

Steve R. Peacock    52     President, Chief               Since 1986
                           Executive Officer,
                           and Director

Bruce Merati        40     Secretary/CFO                  Since 1996

Jim Upton           49     Vice President                 Since 1997
                           of Development


All directors hold office until the next annual shareholders meeting or until their death, resignation, and retirement or until their successors have been elected and qualified.

Mr. Steve R. Peacock, 52, is President, Chief Executive Officer, and a Director of Peacock Financial Corporation. He has broad experience in real estate development, property management and construction experience.

Mr. Bruce Merati, 40, is Chief Financial Officer and Secretary of Peacock Financial Corporation. He has over 18 years of accounting, business administration and investment banking experience.

Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company. The management review and representations indicates no reports were required to be filed in 1996.


ITEM 10 - EXECUTIVE COMPENSATION

The following table shows the amount of compensation earned for services in all capacities to the company for the last two fiscal years for the executive officers at December 31, 1997.


NAME AND POSITION                       YEAR      SALARY    OTHER     TOTAL

Steve R. Peacock, President and
Chief Executive Officer, and Director   1997     $96,000    None     $96,000

Bruce Merati, Chief Financial Officer
And Secretary                           1997     None       $29,097  $29,097

Jim Upton, Vice President of
Development                             1997     $48,000    None     $48,000



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICAIL OWNERS AND MANAGMENT

At the close of business on December 31, 1997, the Company had 11,763,797 shares outstanding. The beneficial owner of more than five percent of any class of the company's voting securities are as follows:

                  NAME AND
                  ADDRESS OF
                  BENEFICIAL            NUMBER OF
TITLE OF CLASS      OWNER               SHARES         PERCENT OF CLASS

Common Stock    Steve R. Peacock        2,927,324           24.9%

Common Stock    Byron Radaker           2,010,048           17.1%

Common Stock    David Cottington          747,614            6.4%



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Patricia Peacock, mother of Steve R. Peacock, President, has advanced the Company working capital. The balance outstanding as of December 31, 1997 was $500,000.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Audited Financial Statements and Notes thereto are filed as part of this report. On February 8, 1996, the Company filed Form 8-K containing its merger.


SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1834, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEACOCK FINANCIAL COPORATION


                                        By:  /s/ Steven R. Peacock
                                        ----------------------------------------
                                        Steven R. Peacock
                                        President and Chief Executive Officer

Dated:  April 13, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                         Date
---------                     -----                         ----

/s/ Steven R. Peacock
-------------------------
Steven R. Peacock             President, Chief Executive    April 13, 1998


/s/ Bruce Merati              Secretary                     April 13, 1998
-------------------------

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                                  DECEMBER 31, 1997


                                   C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .3

Consolidated Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .4

Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . .6

Consolidated Statements of Stockholders' Equity  . . . . . . . . . . . . . .8

Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . .9

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . 11


                             INDEPENDENT AUDITORS' REPORT

Peacock Financial Corporation and Subsidiaries
Board of Directors
San Jacinto, California

We have audited the accompanying consolidated balance sheet of Peacock Financial Corporation and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peacock Financial Corporation and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1997 and 1996, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
April 6, 1998

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet


                                        ASSETS

                                                                 December 31,
                                                                     1997
                                                                 ------------

CURRENT ASSETS

  Cash and cash equivalents                                     $     14,777
                                                                ------------

     Total Current Assets                                             14,777
                                                                ------------

FIXED ASSETS, at  cost, net of accumulated depreciation of
  $66,980 and $151,186, respectively                                 359,215
                                                                ------------

OTHER ASSETS

  Construction-in-process                                            374,397
  Notes receivable - related parties (Note 7)                        230,067
  Developer fees receivable                                          226,000
  Development costs (Note 3)                                       1,216,036
  Investments in limited partnerships (Note 4)                     1,224,292
  Other assets                                                        11,926
                                                                ------------

     Total Other Assets                                            3,282,718
                                                                ------------

     TOTAL ASSETS                                               $  3,656,710
                                                                ------------
                                                                ------------


                 The accompanying notes are an integral part of these
                          consolidated financial statements.
                                          4

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheet (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------


                                                                        December 31,
                                                                           1997
                                                                        ------------

CURRENT LIABILITIES
  Accounts payable                                                     $    219,934
  Other current liabilities                                                 189,423
  Lines of credit (Note 5)                                                   50,585
  Notes payable - current portion (Note 6)                                1,147,871
  Note payable to stockholder (Note 7)                                       23,869
                                                                        ------------

     Total Current Liabilities                                            1,631,682
                                                                        ------------

LONG-TERM DEBT

  Notes payable - long term (Note 6)                                        523,217
                                                                        ------------

     Total Liabilities                                                    2,154,899
                                                                        ------------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01 par value;
   672,300 shares issued and outstanding                                      6,723
  Common stock: 250,000,000 shares authorized at $0.001 par value;
   11,763,797 shares issued and outstanding                                  11,764
  Additional paid-in capital                                              2,335,379
  Accumulated deficit                                                      (852,055)
                                                                        ------------

     Total Stockholders' Equity                                           1,501,811
                                                                        ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,656,710
                                                                        ------------
                                                                        ------------



                 The accompanying notes are an integral part of these
                          consolidated financial statements.
                                          5

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations


                                                                     For the Year Ended
                                                                         December 31,
                                                            -----------------------------------
                                                                 1997                1996
                                                            ---------------     ---------------
REVENUES

  Home building and development sales                       $     1,992,736     $     3,005,211
  Property management and administration income                       1,375             208,023
  Commissions income                                                  6,977             101,363
  Other income                                                       74,298              54,403
                                                            ---------------     ---------------

     Total Revenues                                               2,075,386           3,369,000
                                                            ---------------     ---------------

EXPENSES

  Home building and development costs                             1,989,958           2,990,836
  General and administrative                                        770,094             638,745
  Depreciation and amortization                                      14,385               8,190
                                                            ---------------     ---------------

     Total Expenses                                               2,774,437           3,637,771
                                                            ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                                    (699,051 )          (268,771 )
                                                            ---------------     ---------------

OTHER INCOME (EXPENSE)

  Interest income                                                         1               1,802
  Interest expense                                                 (173,431 )          (170,386 )
                                                            ---------------     ---------------

     Total Other Income (Expense)                                  (173,430 )          (168,584 )
                                                            ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                               (872,481 )          (437,355 )

INCOME TAXES (Note 2)                                                   -                   -
                                                            ---------------     ---------------

LOSS FROM CONTINUING OPERATIONS                                    (872,481 )          (437,355 )

DISCONTINUED OPERATIONS (Note 11)

  Gain (loss) from operations of discontinued segment                90,956            (405,349 )
  Gain on disposal of discontinued segment                        1,003,534             983,507
                                                            ---------------     ---------------

    Total Discontinued Operations                                 1,094,490             578,158
                                                            ---------------     ---------------

NET INCOME                                                  $       222,009     $       140,803
                                                            ---------------     ---------------
                                                            ---------------     ---------------


     The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Operations (Continued)

                                                 For the Year Ended
                                                     December 31,
                                        -----------------------------------
                                             1997                1996
                                        ---------------     ---------------
EARNINGS (LOSS) PER SHARE

  Continued operations                  $         (0.08 )   $         (0.06 )
  Discontinued operations                          0.10                0.08
                                        ---------------     ---------------

EARNINGS (LOSS) PER SHARE               $          0.02     $          0.02
                                        ---------------     ---------------
                                        ---------------     ---------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   11,253,615           7,844,581
                                        ---------------     ---------------
                                        ---------------     ---------------










     The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity



                              Preferred Stock              Common Stock       Additional
                          -----------------------     ----------------------    Paid-in      Accumulated
                            Shares       Amount         Shares       Amount      Capital       Deficit
                          -----------  ----------     ---------    ---------   ----------   ---------------
Balance,
 December 31, 1995                -     $   -         3,256,150   $  3,256   $  2,326,899   $   (1,214,867 )

Common stock issued
 to acquire Connectivity
 and Technology, Inc.             -         -         5,183,850      5,184         (5,184 )            -

Conversion of Class B
 common stock to
 preferred stock              672,300     6,723        (672,300 )     (672 )       (6,051 )            -

Common stock
 issued for cash                  -         -         2,700,095      2,700        154,269              -

Common stock issued
 for services                     -         -           227,500        227         36,773              -

Deferred stock costs
 charged to paid-in
 capital                          -         -               -          -         (265,810 )            -

Accrued dividends                 -         -               -          -          (25,422 )            -

Net income for the
 year ended
 December 31, 1996                -         -               -          -              -            140,803
                             ---------  --------   -------------  ---------  -------------   -------------
Balance,
 December 31, 1996            672,300     6,723      10,695,295     10,695      2,215,474       (1,074,064 )

Common stock issued
 for cash                         -         -           422,002        422         59,618              -

Common stock issued
 for services                     -         -           646,500        647         83,459              -

Accrued dividends                 -         -               -          -          (23,172 )            -

Net income for the
 year ended
 December 31, 1997                -         -               -          -              -            222,009
                             ---------  --------   -------------  ---------  -------------   -------------
Balance,
 December 31, 1997            672,300   $ 6,723      11,763,797   $ 11,764    $ 2,335,379     $ (852,055 )
                             ---------  --------   -------------  ---------  -------------   -------------
                             ---------  --------   -------------  ---------  -------------   -------------




   The accompanying notes are an integral part of these consolidated financial statements.
                                        8

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows



                                                                    For the Year Ended
                                                                         December 31,
                                                             ----------------------------------
                                                                  1997                1996
                                                             --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                                 $      222,009      $      140,803
  Adjustments to reconcile net income to
   net cash used by operating activities:
    Depreciation and amortization                                    14,385             390,387
    Stock issued for services                                        84,106              37,000
    Discontinued operations                                        (244,982 )          (542,664 )
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                                       68,000            (293,060 )
   (Increase) decrease in accounts
    receivable - related parties                                    (78,152 )           (44,324 )
   (Increase) decrease in other assets                               (6,725 )           (97,380 )
   Increase (decrease) in accounts payable                          (75,947 )           160,406
   Increase (decrease) in other liabilities                        (146,591 )            72,850
                                                             --------------      --------------

     Net Cash Used by Operating Activities                         (163,897 )          (175,982 )
                                                             --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                                         (104,863 )          (484,424 )
  Sale of property and equipment                                    214,890                 -
  Purchase of property and equipment                                 (1,951 )          (345,250 )
                                                             --------------      --------------

     Net Cash Provided (Used) by Investing Activities               108,076            (829,674 )
                                                             --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                               (20,902 )            11,057
  Repayment of notes payable                                       (833,312 )           (93,600 )
  Proceeds from long-term borrowings                                823,785             754,624
  Proceeds from stock offerings                                      60,040             156,969
                                                             --------------      --------------

     Net Cash Provided (Used) by Financing Activities        $      (20,389 )    $      829,050
                                                             --------------      --------------



     The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Continued)


                                                     For the Year Ended
                                                        December 31,
                                              -----------------------------
                                                   1997            1996
                                              -------------   -------------
NET INCREASE IN CASH                          $     (76,210 ) $    (176,606 )
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                 90,987         267,593
                                              -------------   -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                    $      14,777   $      90,987
                                              -------------   -------------
                                              -------------   -------------
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common stock issued for services            $      84,106   $      37,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid, net of amount capitalized    $     272,867   $     669,259
  Income taxes paid                           $         -     $         -









     The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                  December 31, 1997

NOTE 1 -  COMPANY BACKGROUND

          The consolidated financial statements include those of Peacock Financial Corporation (Colorado) (Peacock) and its wholly-owned subsidiaries, Peacock Financial Corporation (California) (PFC) and Peacock International Corporation (Bahamas) (PIC). Collectively, they are referred to herein as "the Company".

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

          PFC, a wholly-owned subsidiary, was formed on May 22, 1986. Its operations consist of the acquisition and enhancement of income-producing properties and the development of multi-use property including home building. Certain properties are owned by limited partnerships managed by the Company.

          PIC, a wholly-owned subsidiary, was formed on December 8, 1997. It has had no operations to date, but was formed to invest and trade in securities on an international basis.

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

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997

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

          The Company has not recorded income taxes in 1997 or 1996 due to operating losses and loss carryovers. The Company has net operating loss carryovers of approximately $850,000 at December 31,1997 which expire in the years 2007 to 2012.

          e.   CASH AND CASH EQUIVALENTS

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

          f.   EARNINGS (LOSS) PER SHARE

          The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the consolidated financial statements.

          g.   PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include those of Peacock Financial Corporation (Colorado) and its wholly-owned subsidiaries, Peacock Financial Corporation (California) and Peacock International Corporation (Bahamas). All significant intercompany accounts and transactions have been eliminated.

          h.  ESTIMATES

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

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997

NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

          i.  CONCENTRATIONS OF RISK

          ACCOUNTS RECEIVABLE

          Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

          j.  RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform to the December 31, 1997 presentations.

NOTE 3 -  DEVELOPMENT COSTS

          Land improvements and related property development costs have been capitalized and will be amortized to the cost of the houses sold based upon the total number of homes to be constructed in each project. The land and land improvements of $1,216,036 at December 31, 1997 are recorded at the lower of cost or estimated net realizable value (see
          Note 9).

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

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997

NOTE 4 -  INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

          During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 11). During April 1996, the Company was awarded $2,400,000 in Federal tax credits. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P. retaining a 1% interest as general partner and receiving a $905,000 capital account in the partnership. Additional expenses of $319,292 were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,224,292 at December 31, 1997.

NOTE 5 -  LINES OF CREDIT

          The Company has two separate lines of credit with banks at December 31, 1997 in the aggregate maximum amount of $250,000. Borrowings outstanding under these lines of credit at December 31, 1997 were $34,754 and $15,831. The credit lines bear interest at the bank's index rate plus 2 percent or 12 percent currently and expire during June, 1998 and July, 1999, respectively.

NOTE 6 -  NOTES PAYABLE

     Notes payable consist of the following:
                                                                  December 31,
                                                                      1997
                                                                  ------------
     Note payable at 5%, secured by an assignment of
      partnership cash, interest payable quarterly, principal
      due January 1, 2007, convertible to common stock           $    500,000

     Note payable at variable rate (10.25% at
      December 31, 1997) collateralized by deed
      of trust on real property.  Lump sum payment
      is due October 21, 1998.                                        194,222

     Note payable at 10%, unsecured, due with
      accrued interest on or before February
      1, 1997, currently in default.                                      371

     Note payable at 10%, secured by deed of trust,
      due March 31, 1996, currently in default.                        65,000

     Note payable at 8%, unsecured, payable in
      monthly installments of $1,221 including interest,
      due January 4, 1999.                                             15,158

     Note payable at 3%, collateralized by deed of trust
      on real property, due June 24, 2024 (Note 11).                   70,000
                                                                  ------------

     Balance Forward                                             $    844,751
                                                                  ------------

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997

NOTE 6 -  NOTES PAYABLE (Continued)

     Notes payable consist of the following (continued):
                                                                  December 31,
                                                                      1997
                                                                  ------------
     Balance Forward,                                             $   844,751

     Note payable at 7%, secured by deed of trust
      on real property, payable in monthly installments
      of $1,621 including interest, due March 1, 2000.                 40,081

     Loan payable at 9%, collateralized by deed of
      trust on property, accrued interest and principal
      due February 15, 1997 (see Note 9(b)).                          172,204

     Note payable to individual at 10%, collateralized
      by deed of trust, payable in monthly interest only
      payments, principal due January 19, 1997
      (see Note 9(b)).                                                125,000

     Note payable, non-interest bearing, unsecured,
      payable in monthly installments of $1,000.                       14,500

     Construction note payable at 10.50% with a
      maximum balance of $750,000, principal and
      interest due July 1997, currently in default.                   249,866

     Debentures at 10%, unsecured, due
      December 31, 1997.                                              216,500

     Other equipment loans                                              8,186
                                                                  ------------

        Total Notes Payable                                         1,671,088
        Less: Current Portion                                       (1,147,871 )
                                                                  ------------

        Long-Term Notes Payable                                   $   523,217
                                                                  ------------
                                                                  ------------

     The aggregate principal maturities of notes payable are as follows:

        Years Ending December 31,
        -------------------------
                 1998                                            $  1,147,871
                 1999                                                  18,411
                 2000                                                   4,806
                 2001                                                     -
                 2002                                                     -
                 Thereafter                                           500,000
                                                                 ------------
                 Total                                           $  1,671,088
                                                                 ------------
                                                                 ------------

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997


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

          Two stockholders have made loans to the Company. The loans bear interest at 10 percent per annum and matured in March 1996. The balance outstanding at December 31, 1997 is $23,869.

NOTE 8 -  PROFIT SHARING PLAN

          In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 1997 or 1996.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES

          a. GENERAL PARTNER OBLIGATIONS

          The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities of these partnerships in its capacity as general partner. At December 31, 1997, the partnerships had no liabilities with recourse against the Company.

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

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997


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

          e.  HOUSING GRANT

          In April 1995, the Company acquired a 120 unit apartment complex using a $975,000 loan that converts to a grant from the City of Riverside, California. The loan is non-recourse and is secured by a second trust deed on the property. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the city, the loan will be forgiven in its entirety. Management has complied with all of the requirements and believes that the repayment of $905,000 (the grant portion) of the $975,000 is highly remote. Accordingly, $905,000 of the amount has been recorded as income to the Company for the year ended December 31, 1997.

          If the Company fails to meet the requirements, however, the entire unpaid principle balance, together with accrued interest, will become due at the discretion of the City of Riverside and foreclosure proceedings may be initiated on the property.

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

          Each preferred share is convertible into one share of the common stock of the Company, such conversion to occur automatically and registered concurrently with any public offering of the common shares of the Company.

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

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements (Continued)
                                  December 31, 1997


NOTE 11 - DISCONTINUED OPERATIONS

          The Company decided to either sell or dispose of a portion of its operations during 1997. As a result, the assets and liabilities of those operations are being netted together as discontinued operations resulting in a balance of net assets at December 31, 1997 and 1996 of $0 and $683,190, respectively. The breakout of the amount at December 31, 1997 and 1996 is summarized as follows:

                                                            December 31,
                                                      ------------------------
                                                         1997          1996
                                                      ----------   -----------
          Assets of Discontinued Operations           $    -       $ 3,598,533

          Liabilities of Discontinued Operations           -        (2,915,343 )

          Net Assets of Discontinued Operations       $    -       $   683,190

          In addition, the operations of these projects are being netted together as loss on discontinued operations. The resulting gain
          (loss) for the years ended December 31, 1997 and 1996 was $90,956 and ($405,349), respectively. In addition, the Company recognized a gain on the disposition of the discontinued operations of $1,003,534 and $983,507 for the years ended December 31, 1997 and 1996, respectively.

NOTE 12 - GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses and does not currently have the means to pay the current maturities of its long term debt as they become due. These factors create an uncertainty about the Company's ability to continue as a going concern. The Company is currently, however, trying to obtain a $10,000,000 financing package. The Company expects to receive a portion of those funds shortly and the remaining balance before the end of 1998. As part of the arrangement, the Company will ultimately sell approximately 50% of the Company through a 504 stock issuance. Receiving the $10,000,000 could ultimately effect the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          If the $10,000,000 is obtained, the Company's management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs. Management also has plans to raise capital through the issuance of stock. The Company has not received any of the funds as of the date of this audit report