Form 10-Q
period 1998-03-31
PEACOCK FINANCIAL CORP
filed 1998-05-20
CIK 748268

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                      ----------------------------------------

                                      FORM 10-Q
        /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998    COMMISSION FILE NO. 2-91651-D

                                 PEACOCK FINANCIAL
                                    CORPORATION


               COLORADO                                87-0410039
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                                  248 E. MAIN STREET
                                SAN JACINTO, CA 92583
                (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

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

        COMMON STOCK     12,967,131 SHARES OUTSTANDING
     $0.001 PAR VALUE         AS OF MARCH 31, 1998


                            PEACOCK FINANCIAL CORPORATION
                                 REPORT ON FORM 10-Q

                             QUARTER ENDED MARCH 31, 1998


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

               -    CONDENSED CONSOLIDATED
                    BALANCE SHEETS AS OF
                    MARCH 31, 1998, AND DECEMBER 31, 1997        3 & 4

               -    CONDENSED CONSOLIDATED STATEMENTS
                    OF OPERATIONS THREE MONTHS ENDED
                    MARCH 31, 1998 AND 1997                      5 & 6

               -    CONDENSED CONSOLIDATED STATEMENTS
                    OF CHANGES IN STOCKHOLDERS' EQUITY
                    AS OF MARCH 31, 1998                         7 & 8

               -    CONDENSED CONSOLIDATED STATEMENTS
                    OF CASH FLOWS AS OF MARCH 31, 1998
                    AND MARCH 31, 1997                           9 & 10

               -    NOTES TO CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS

     ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS

     ITEM 3.   MANAGEMENT DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II.       OTHER INFORMATION AND SIGNATURES

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                             Consolidated Balance Sheets


                                        ASSETS

                                                    March 31,     December 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
CURRENT ASSETS

  Cash and cash equivalents                      $    13,142    $    14,777
                                                 -----------    -----------
  Total Current Assets                                13,142         14,777
                                                 -----------    -----------

FIXED ASSETS, at cost, net of accumulated
  depreciation of $147,717 and $151,186,
  respectively                                       358,276        359,215
                                                 -----------    -----------

OTHER ASSETS

  Construction-in-process                                  -        374,397
  Notes receivable                                10,242,202        230,067
  Developer fees receivable                          209,243        226,000
  Development costs                                1,216,036      1,216,036
  Investments in limited partnerships              1,224,292      1,224,292
  Other assets                                        11,926         11,926

                                                 -----------    -----------
  Total Other Assets                              12,903,699      3,282,718
                                                 -----------    -----------

  TOTAL ASSETS                                   $13,275,117    $ 3,656,710
                                                 -----------    -----------
                                                 -----------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                       Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    March 31,     December 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
CURRENT LIABILITIES

  Accounts payable                                $  145,675     $  219,934
  Other current liabilities                          201,886        189,423
  Lines of credit                                     46,905         50,585
  Notes payable - current portion                    919,650      1,147,871
  Note payable to stockholder                         18,486         23,869
                                                 -----------    -----------

  Total Current Liabilities                        1,332,602      1,631,682
                                                 -----------    -----------

LONG-TERM DEBT

  Notes payable - long term                          522,802        523,217
                                                 -----------    -----------

  Total Liabilities                                1,855,404      2,154,899
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares
   authorized at $0.01 par value; 672,300
   and -0- shares issued and outstanding,
   respectively                                        6,723          6,723
  Common stock: 250,000,000 shares authorized
   at $0.001 par value; 12,967,131 and
   11,763,797 shares issued and outstanding,
   respectively                                       12,967         11,764
  Additional paid-in capital                      12,521,736      2,335,379
  Accumulated deficit                             (1,121,713)      (852,055)
                                                 -----------    -----------

  Total Stockholders' Equity                      11,419,713      1,501,811
                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $13,275,117    $ 3,656,710
                                                 -----------    -----------
                                                 -----------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Operations

                                                    March 31,       March 31,
                                                      1998            1997
                                                  ------------    ------------
REVENUES

  Home building and development sales             $  233,672     $  704,288
  Property management and administration
  income                                                 900          1,967
  Commissions income                                       -          4,814
  Other income                                         9,086          2,127
                                                  ----------    -----------

  Total Revenues                                     243,658        713,196
                                                  ----------    -----------

EXPENSES

  Home building and development costs                324,879        698,150
  General and administrative                         162,255        184,867
  Depreciation and amortization                          939            200
                                                  ----------    -----------

  Total Expenses                                     488,073        883,217
                                                  ----------    -----------

LOSS FROM CONTINUING OPERATIONS                     (244,415)      (170,021)
                                                  ----------    -----------

OTHER INCOME (EXPENSE)

  Interest income                                          -              -
  Interest expense                                   (24,444)        (4,867)
  Other expense                                         (800)        (1,600)
                                                  ----------    -----------

  Total Other Income (Expense)                       (25,244)        (6,467)
                                                  ----------    -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                (269,659)      (176,488)

INCOME TAXES                                               -              -
                                                  ----------    -----------

NET LOSS FROM CONTINUING OPERATIONS                 (269,659)      (176,488)

DISCONTINUED OPERATIONS

  Loss from operations of discontinued segment             -        (61,587)
                                                  ----------    -----------

  Total Discontinued Operations                            -        (61,587)
                                                  ----------    -----------

NET LOSS                                          $ (269,659)   $  (238,075)
                                                  ----------    -----------
                                                  ----------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Operations (Continued)

                                                    March 31,       March 31,
                                                      1998            1997
                                                  ------------    ------------
LOSS PER SHARE

  Continued operations                           $      0.02    $      0.01
  Discontinued operations                               0.00           0.01
                                                 -----------    -----------
LOSS PER SHARE                                   $      0.02    $      0.02
                                                 -----------    -----------
                                                 -----------    -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        12,365,464     10,695,295
                                                 -----------    -----------
                                                 -----------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                   Consolidated Statements of Stockholders' Equity





                                          Preferred Stock               Common Stock          Additional
                                     --------------------------  --------------------------     Paid-in        Accumulated
                                        Shares         Amount      Shares          Amount       Capital          Deficit
                                     ------------   -----------  -----------   ------------  -------------  --------------
Balance,
 December 31, 1995                          -       $      -      3,256,150       $  3,256   $  2,326,899   $ (1,214,867)

Common stock issued to
 acquire Connectivity and
 Technology, Inc.                           -              -      5,183,850          5,184         (5,184)             -

Conversion of Class B
 common stock to
 preferred stock                      672,300          6,723       (672,300)          (672)        (6,051)             -

Common stock issued
 for cash                                   -              -      2,700,095          2,700        154,269              -

Common stock issued
 for services                               -              -        227,500            227         36,773              -

Deferred stock costs
 charged to paid-in
 capital                                    -              -              -              -       (265,810)             -

Accrued dividends                           -              -              -              -        (25,422)             -

Net income for the year
 ended December 31,
 1996                                       -              -              -              -              -        140,803
                                      -------       --------     ----------      ---------   ------------    -----------
Balance,
 December 31, 1996                    672,300          6,723     10,695,295         10,695      2,215,474     (1,074,064)

Common stock issued
 for cash                                   -              -        422,002            422         59,618              -

Common stock issued
 for services                               -              -        646,500            647         83,459              -

Accrued dividends                           -              -              -              -        (23,172)             -

Net income for the
 year ended
 December 31, 1997                          -              -              -              -              -        222,009
                                      -------       --------     ----------      ---------   ------------    -----------

Balance,
 December 31, 1997                    672,300       $  6,723     11,763,797      $  11,764   $  2,335,379    $  (852,055)
                                      -------       --------     ----------      ---------   ------------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
             Consolidated Statements of Stockholders' Equity (Continued)





                                          Preferred Stock               Common Stock          Additional
                                     --------------------------  --------------------------     Paid-in        Accumulated
                                        Shares         Amount      Shares          Amount       Capital          Deficit
                                     ------------   -----------  -----------   ------------  -------------  --------------
Common stock
 issued for cash                            -              -      1,153,334          1,153        177,200              -

Common stock issued
 for services                               -              -         50,000             50         14,950              -

Common stock issued
 for note receivable                        -              -              -              -     10,000,000              -

Accrued dividends                           -              -              -              -         (5,793)             -

Net income for the
 year ended March
 31, 1998                                   -              -              -              -              -       (269,659)
                                      -------       --------     ----------      ---------   ------------    -----------

Balance,
 March 31, 1998                       672,300       $  6,723     12,967,131      $  12,967    $12,521,736    $(1,121,714)
                                      -------       --------     ----------      ---------   ------------    -----------
                                      -------       --------     ----------      ---------   ------------    -----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Cash Flows

                                                    March 31,       March 31,
                                                      1998            1997
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $  (269,659)   $  (238,075)
  Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation and amortization                          939            200
  Discontinued operations                                  -        151,185
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts and notes
  receivable                                           4,623         12,000
  (Increase) decrease in accounts
  receivable - related parties                             -          7,772
  (Increase) decrease in other assets                      -         (6,278)
  Increase (decrease) in accounts payable            (74,259)         9,385
  Increase (decrease) in other liabilities             8,783         16,921
                                                ------------     ----------
  Net Cash Used by Operating Activities             (329,573)       (46,890)
                                                ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Note receivable                                 (10,000.00)             -
  Construction in progress                           374,397         29,120
  Purchase of property and equipment                       -        (30,831)
                                                ------------     ----------

  Net Cash Used by Investing Activities           (9,625,603)        (1,711)
                                                ------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                 (5,383)         1,878
  Repayment of notes payable                        (228,221)      (401,968)
  Proceeds from long-term borrowings                    (415)       360,627
  Proceeds from stock offerings                   10,187,560
                                                ------------     ----------

  Net Cash Provided by Financing Activities     $  9,953,541     $  (39,463)
                                                ------------     ----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Cash Flows (Continued)


                                                    March 31,       March 31,
                                                      1998            1997
                                                  ------------    ------------
NET INCREASE IN CASH                               $  (1,635)    $  (88,064)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  14,777         90,987
                                                   ---------      ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                         $  13,142      $   2,923
                                                   ---------      ---------
                                                   ---------      ---------
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common stock issued for debt                     $       -      $       -
  Common stock issued for services                 $       -      $       -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid, net of amount capitalized         $  11,253      $   2,173
  Income taxes paid                                $       -      $       -


                The accompanying notes are an integral part of these
                          consolidated financial statements.

                            PEACOCK FINANCIAL CORPORATION
                          NOTES TO THE FINANCIAL STATEMENTS
                                    MARCH 31, 1998


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1997, balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

The Company is engaged in construction and real estate development. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in Central Riverside County which will be the largest freshwater lake in Southern California.

REVENUES. Revenues for the three months ended March 31, 1998, decreased by $469,538 or 66% to $243,658 from $713,196 for the three months ended March 31, 1998. This decrease resulted from decrease in home building.

EXPENSES. Total expenses for the three months ended March 31, 1998, decreased by $395,144 or 45% to $488,073 from $883,217 for the three months ended March 31, 1998. This decrease resulted from lower general and administrative expenses and home building development costs. General and administrative expenses for the three months ended March 31, 1998, decreased by $22,612 or 12% to $162,255 from $184,867 for the three months March 31, 1998.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the three months ended March 31, 1998, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 1998, the Company had cash of $13,142.

Net cash used from the operating activities was $329,573 compared to $46,890 for the three months ended March 31, 1998, and 1997, respectively. The increase was mainly from operating activities.

Net cash used in financing activities was $9,625,603 compared to ($1,711) for the three months ended March 31, 1998, and 1997, respectively.

At March 31, 1998, and 1997, the Company had $522,802 and $2,190,578 of
long-term debt respectively.

On March 31, 1998, the Company issued $10,000,000 stock to Hawthorne Group, Ltd. and in exchange received a $10,000,000 note receivable.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PEACOCK FINANCIAL CORPORATION


May 20, 1998                            /s/ Steven R. Peacock
------------------------------          -------------------------------------
Date                                    Steven R. Peacock
                                        President and Chief Executive Officer


May 20, 1998                            /s/ Bruce Merati
------------------------------          -----------------------------------
Date                                    Bruce Merati
                                        Secretary