Form 10-Q
period 1998-06-30
PEACOCK FINANCIAL CORP
filed 1998-08-13
CIK 748268

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

             -----------------------------------------------------

                                FORM 10-Q
     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998       COMMISSION FILE NO. 2-91651-D


                              PEACOCK FINANCIAL
                                 CORPORATION


              COLORADO                                     87-0410039
  (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION
   INCORPORATION OR ORGANIZATION)                            NUMBER)


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

                COMMON STOCK            29,061,507 SHARES OUTSTANDING
               $0.001 PAR VALUE               AS OF JUNE 30, 1998

                         PEACOCK FINANCIAL CORPORATION
                              REPORT ON FORM 10-Q

                         QUARTER ENDED JUNE 30, 1998

TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                          Page
                                                                         Number
                                                                         ------
PART I.        FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

               -    CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998, AND
                    DECEMBER 31, 1997                                    3 & 4

               -    CONSOLIDATED STATEMENTS OF
                    OPERATIONS THREE MONTHS ENDED
                    JUNE 30, 1998 AND 1997                               5 & 6

               -    CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY
                    AS OF JUNE 30, 1998                                  7 & 8

               -    CONSOLIDATED STATEMENTS OF
                    CASH FLOWS AS OF JUNE 30, 1998
                    AND JUNE 30, 1997                                   9 & 10

               -    NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS

     ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS

     ITEM 3.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION

PART II.       OTHER INFORMATION AND SIGNATURES


                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                             Consolidated Balance Sheets


                                        ASSETS

                                                      June 30,      December 31,
                                                      --------      -----------
                                                        1998            1997
                                                      --------      ------------
CURRENT ASSETS

  Cash and cash equivalents                         $    (9,217)   $    14,777
  Receivables - related parties                               -            -
                                                    -----------     ----------
     Total Current Assets                                (9,217)        14,777
                                                    -----------     ----------
FIXED ASSETS, at  cost, net of accumulated
  depreciation of $68,858 and $66,980,
  respectively                                          378,221        359,215
                                                    -----------     ----------


OTHER ASSETS

  Construction-in-process                                   176        374,397
  Notes receivable - related parties                 10,246,522        230,067
  Developer fees receivable                             190,610        226,000
  Development costs                                   1,216,036      1,216,036
  Investments in limited partnerships                 1,224,292      1,224,292
  Deferred charges                                          655              -
  Other assets                                           11,926         11,926
                                                    -----------     ----------
     Total Other Assets                              12,890,217      3,282,718
                                                    -----------     ----------
     TOTAL ASSETS                                   $13,259,221     $3,656,710
                                                    -----------     ----------
                                                    -----------     ----------


                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                       Consolidated Balance Sheets (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,      December 31,
                                                      --------      -----------
                                                        1998            1997
                                                      --------      ------------

CURRENT LIABILITIES

  Accounts payable                                   $  175,333     $  219,934
  Other current liabilities                             219,192        189,423
  Lines of credit                                        43,226         50,585
  Notes payable - current portion                       965,541      1,147,871
  Note payable to stockholder                            15,996         23,869
                                                    -----------     ----------
     Total Current Liabilities                        1,419,288      1,631,682
                                                    -----------     ----------
LONG-TERM DEBT

  Notes payable - long term                             513,953        523,217

     Total Liabilities                                1,933,241      2,154,899

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized
     at $0.01 par value; 672,300 and 672,300 shares
     issued and outstanding, respectively                 6,723          6,723
  Common stock: 250,000,000 shares authorized at
     $0.001 par value; 29,061,507 and 11,763,797
     shares issued and outstanding, respectively         29,062         11,764
  Additional paid-in capital                         12,757,799      2,335,379
  Accumulated deficit                                (1,467,604)      (852,055)
                                                    -----------     ----------
     Total Stockholders' Equity                      11,325,980      1,501,811
                                                    -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $13,259,221     $3,656,710
                                                    -----------     ----------
                                                    -----------     ----------


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Operations




                                                        For 6 Months Ended          For 3 Months Ended
                                                      June 30,       June 30,       June 30,    June 30,
                                                     ------------------------    ------------------------
                                                        1998           1997           1998        1997
                                                     ---------    -----------    -----------  -----------
REVENUES

  Home building and development sales                $  313,868   $  1,040,985   $  80,196     $  336,697
  Property management and administration
     income                                               2,100          3,867       1,200          1,900
  Commissions income                                        -            5,447         -              633
  Other income                                            9,586         16,199         500         14,072
                                                     ----------   ------------   ---------     ----------
     Total Revenues                                     325,554      1,066,498      81,896        353,302
                                                     ----------   ------------   ---------     ----------
EXPENSES

  Home building and development costs                   401,058      1,037,907      76,179        339,757
  General and administrative                            489,188        318,755     326,934        133,888
  Depreciation and amortization                           1,878            200         939            -
                                                     ----------   ------------   ---------     ----------
     Total Expenses                                     892,124      1,356,862     404,052        473,645
                                                     ----------   ------------   ---------     ----------
LOSS FROM CONTINUING OPERATIONS                         566,570        290,364     322,156        120,343
                                                     ----------   ------------   ---------     ----------
OTHER INCOME (EXPENSE)

  Interest expense                                      (48,179)       (83,256)    (23,735)        78,389
  Other expense                                            (800)        (1,600)        -              -
                                                     ----------   ------------   ---------     ----------
     Total Other Income (Expense)                       (48,979)       (84,856)    (23,735)        78,389
                                                     ----------   ------------   ---------     ----------
(LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                   (615,549)      (375,220)   (345,891)      (198,732)

INCOME TAXES                                                  -              -           -              -
                                                     ----------   ------------   ---------     ----------
NET (LOSS) FROM CONTINUING OPERATIONS                  (615,549)      (375,220)   (345,891)      (198,732)

DISCONTINUED OPERATIONS (Note 12)

  Income (Loss) from operations of discontinued
     segment                                                  -        (10,953)          -         50,634
  Gain on disposal of discontinued segment                    -        135,677           -        135,677
                                                     ----------   ------------   ---------     ----------
     Total Discontinued Operations                            -        124,724           -        186,311
                                                     ----------   ------------   ---------     ----------


               The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Operations (Continued)




                                                        For 6 Months Ended          For 3 Months Ended
                                                      June 30,        June 30,      June 30,    June 30,
                                                    ---------------------------  -------------------------
                                                        1998           1997         1998          1997
                                                    ------------   ------------  -----------   -----------
NET INCOME (LOSS)                                   $  (615,549)   $  (250,496)  $ (345,891)    $  (12,421)
                                                    -----------    -----------   ----------     ----------
                                                    -----------    -----------   ----------     ----------
EARNINGS (LOSS) PER SHARE

  Continued operations                                    (0.03)          (.03)       (0.01)          (.02)
  Discontinued operations                                  0.00            .01         0.00           0.02
                                                    -----------    -----------   ----------     ----------
EARNINGS (LOSS) PER SHARE                                 (0.03)          (.02)       (0.01)          0.00
                                                    -----------    -----------   ----------     ----------
                                                    -----------    -----------   ----------     ----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                           20,412,652     10,831,295   27,912,652     10,831,295
                                                    -----------    -----------   ----------     ----------
                                                    -----------    -----------   ----------     ----------

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                   Consolidated Statements of Stockholders' Equity



                                          Preferred Stock           Common Stock         Additional
                                    --------------------------  --------------------       Paid-in     Accumulated
                                       Shares           Amount    Shares       Amount      Capital       Deficit
                                    ------------       -------  -----------  ---------  ----------    -------------
Balance, March
 31, 1995                                   -           $  -      3,256,150  $  3,256     $2,326,899    $(1,214,867)

Common stock issued to
 acquire Connectivity
 and Technology, Inc.                       -              -      5,183,850     5,184         (5,184)             -

Conversion of Class B
 common stock to
 preferred stock                      672,300          6,723       (672,300)     (672)        (6,051)             -

Common stock issued
 for cash                                   -              -      2,700,095     2,700        154,269              -

Class stock issued
 for services                               -              -        227,500       227         36,773              -

Deferred stock costs
 charged to paid-in
 capital                                    -              -              -         -       (265,810)             -

Accrued dividends                           -              -              -         -        (25,422)             -

Net income for the year
 ended December 31,
 1996                                       -              -              -         -              -       (140,803)
                                      -------          ------    ----------    ------      ---------     ----------
Balance,
 December 31, 1996                    672,300          6,723     10,695,295    10,695      2,215,474     (1,074,064)

Common stock issued
 for cash                                   -              -        422,002       422         59,618              -

Common stock issued
 for services                               -              -        646,500       647         83,459              -

Accrued dividends                           -              -              -         -        (23,172)             -




            The accompanying notes are an integral part of these
                     consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
             Consolidated Statements of Stockholders' Equity (Continued)



                                          Preferred Stock           Common Stock         Additional
                                    --------------------------  --------------------       Paid-in     Accumulated
                                       Shares           Amount    Shares       Amount      Capital       Deficit
                                    ------------       -------  -----------  ---------  -----------   -------------
Net income for the
 year ended December
 December 31, 1997                          -               -              -         -            -        222,009
                                     --------          ------      ----------  -------  -----------    -----------
Balance,
 December 31, 1997                    672,300          $6,723     11,763,797   $11,764   $2,335,379      $(852,055)
                                     --------          ------      ----------  -------  -----------    -----------
Common stock issued
 for cash                                   -               -      1,323,710     1,324      218,013              -

Common stock issued
 for services                               -               -        974,000       974      210,200              -

Common stock issued
 for note receivable                        -               -     15,000,000    15,000   10,000,000              -

Accrued dividends                           -               -              -         -       (5,793)             -

Net income for the year
 ended June
 31, 1998                                   -               -              -         -            -       (615,549)
                                     --------          ------      ----------  -------  -----------    -----------
Balance June
 30, 1998                             672,300          $6,723      29,061,507  $29,062  $12,757,799    $(1,467,604)
                                     --------          ------      ----------  -------  -----------    -----------
                                     --------          ------      ----------  -------  -----------    -----------




            The accompanying notes are an integral part of these
                     consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                        Consolidated Statements of Cash Flows


                                                    June 30,         June 30,
                                                      1998             1997
                                                  ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                               $ (615,549)       (250,496)
  Adjustments to reconcile net loss to net
     cash used by operating activities:
     Depreciation and amortization                     1,878             200
     Discontinued operations                               -         740,352
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes
     receivable                                       35,390          36,000
     (Increase) decrease in accounts
     receivable - related parties                (10,016,455)        (27,384)
     (Increase) decrease in other assets                (655)         (5,657)
     Increase (decrease) in accounts payable         (44,601)        (28,080)
     Increase (decrease) in other liabilities         22,410        (269,832)
                                                 -----------       ---------
     Net Cash Used by Operating Activities        10,617,582        (195,103)
                                                 -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                           374,221          82,621
  Purchase of property and equipment                 (20,884)        (30,616)
                                                 -----------       ---------
     Net Cash Used by Investing Activities           353,337          52,005
                                                 -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                 (7,873)          2,495
  Repayment of notes payable                        (182,330)       (397,654)
  Proceeds from long-term borrowings                  (9,264)         62,351
  Proceeds from stock offerings                   10,439,718          10,032
                                                 -----------       ---------
     Net Cash Provided by Financing Activities   $10,240,251       $(322,776)
                                                 -----------       ---------



            The accompanying notes are an integral part of these
                     consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                  Consolidated Statements of Cash Flows (Continued)

                                                    For the 6 Months Ended
                                                     June 30,     June 30,
                                                       1998         1997
                                                   ----------    -----------

NET DECREASE IN CASH                               $ (23,994)      $(75,668)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                  14,777         90,987
                                                   ---------       --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                         $  (9,217)      $ 15,319
                                                   ---------       --------
                                                   ---------       --------

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued for debt                   $       -       $      -
    Common stock issued for services               $ 210,200       $      -



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized         $22,604        $ 1,399
    Income taxes paid                                $-             $-




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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

The Company is engaged in construction and real estate development. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in Central Riverside County which will be the largest freshwater lake in Southern California.

REVENUES. Revenues for the three months ended June 30, 1998, decreased by $271,406 or 77% to $81,896 from $353,302 for the three months ended June 30, 1998. This decrease resulted from a reduction in home building as well as a decrease in property management income and administration revenues.

EXPENSES. Total expenses for the three months ended June 30, 1998, decreased by $69,593 or 15% to $404,052 from $473,645 for the three months ended June 30, 1998. This decrease resulted from lower home building costs. General and administrative expenses for the three months ended June 30, 1998, increased by $193,046 or 59% to $326,934 from $133,888 for the three months June 30, 1998. This increase was primarily for increase in issue of common stock for services.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

REVENUES. Revenues for the six months ended June 30, 1998, decreased by $740,944 or 70% to $325,554 from $1,066,498 for the six months ended June 30, 1998. This decrease resulted from decreased home building as well as a decrease in property management and administration income.

EXPENSES. Total expenses for the six months ended June 30, 1998, decreased by $464,737 or 35% to $892,125 from $1,356,862 for the six months ended June 30, 1998. This decrease resulted from lower home building development costs. General and administrative expenses for the six months ended June 30, 1998, increased by $170,434 or 35% to $489,188 from $318,755 for the six months ended June 30, 1998 primariy due to the increase in issue of common stock for services.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the six months ended June 30, 1998, the Company funded its operations and capital requirements partially with its own capital and partially with loans from related parties. As of June 30, 1998, the Company had an overdraft of $9,217.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PEACOCK FINANCIAL CORPORATION


    August 13, 1998                    /s/ Steven R. Peacock
----------------------------           --------------------------------------
Date                                   Steven R. Peacock
                                       President and Chief Executive Officer