Form 10-Q
period 1998-09-30
PEACOCK FINANCIAL CORP
filed 1998-11-10
CIK 748268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

           ----------------------------------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998  Commission File No. 2-91651-D

                          Peacock Financial Corporation

                         Colorado                             87-0410039
(State or other jurisdiction of incorporation or (I.R.S. Employer Identification
                      organization)                                Number)


                               248 E. Main Street
                              San Jacinto, CA 92583
              (Address and zip code of principal executive offices)

                                 (909) 487-8911
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES / /  NO / /


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock                                      16,164,972 Shares Outstanding
$0.001 par value                                       as of September 30, 1998

                          PEACOCK FINANCIAL CORPORATION
                               REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1998


TABLE OF CONTENTS


                                                                          Page
                                                                         Number

PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  -       CONSOLIDATED BALANCE SHEETS
                          AS OF SEPTEMBER 30, 1998, AND
                          DECEMBER 31, 1997                               3 & 4

                  -       CONSOLIDATED STATEMENTS OF
                          OPERATIONS THREE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1997                     5 & 6

                  -       CONSOLIDATED STATEMENTS OF
                          CHANGES IN STOCKHOLDERS' EQUITY
                          AS OF SEPTEMBER 30, 1998                        7 & 8

                  -       CONSOLIDATED STATEMENTS OF
                          CASH FLOWS AS OF SEPTEMBER 30,
                          1998 AND SEPTEMBER 30, 1997                    9 & 10

                  -       NOTES TO CONSOLIDATED FINANCIAL
                          STATEMENTS                                         11


         ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II.          OTHER INFORMATION AND SIGNATURES

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                           Consolidated Balance Sheets


                                                       ASSETS

                                                                          September 30,        December 31,
                                                                              1998                 1997
                                                                          -------------        ------------
CURRENT ASSETS

Cash and cash equivalents                                             $             7,632   $           14,777
                                                                      --------------------- --------------------

    Total Current Assets                                                            7,632               14,777
                                                                      -------------------   ------------------

FIXED ASSETS, at  cost, net of accumulated
  depreciation of $69,797 and $66,980,
  respectively                                                                    377,282              359,215
                                                                      -------------------   ------------------


OTHER ASSETS

  Construction-in-process                                                             175              374,397
  Notes receivable - related parties                                              253,199              230,067
  Developer fees receivable                                                       174,978              226,000
  Development costs                                                             1,216,036            1,216,036
  Investments in limited partnerships                                           1,224,292            1,224,292
  Other assets                                                                     12,661               11,926
                                                                      -------------------   ------------------

     Total Other Assets                                                         2,881,342            3,287,718
                                                                      -------------------   ------------------

     TOTAL ASSETS                                                     $         3,266,256   $        3,656,710
                                                                      -------------------   ------------------
                                                                      -------------------   ------------------

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         September 30,            December 31
                                                                              1998                    1997
                                                                         -------------            -----------
CURRENT LIABILITIES

  Accounts payable                                                    $           211,974   $          219,934
  Other current liabilities                                                       239,524              189,423
  Lines of credit                                                                  40,771               50,585
  Notes payable - current portion                                               1,024,524            1,147,871
  Note payable to stockholder                                                      13,711               23,869
                                                                      -------------------   ------------------

     Total Current Liabilities                                                  1,530,504            1,631,682
                                                                      -------------------   ------------------

LONG-TERM DEBT

  Notes payable - long term                                                       510,937              532,217
                                                                      -------------------   ------------------

     Total Liabilities                                                          2,041,441            2,154,899
                                                                      -------------------   ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 672,300 and -0- shares issued and
   outstanding, respectively                                                        6,723                6,723
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 16,164,972 and 11,763,797
   shares issued and outstanding, respectively                                     16,165               11,764
  Additional paid-in capital                                                    3,084,367            2,335,379
  Accumulated deficit                                                          (1,882,440)            (852,055)
                                                                      -------------------     ----------------


     Total Stockholders' Equity                                                 1,224,815            1,501,811
                                                                      -------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     3,266,256      $     3,656,710
                                                                      -------------------   ------------------
                                                                      -------------------   ------------------


The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                      Consolidated Statements of Operations


                                                       For 9 Months Ended                             For 3 Months Ended
                                                  -------------------------------              --------------------------------
                                                  September 30,      September 30,             September 30,      September 30,
                                                       1998               1997                       1998           1997
                                                  -------------      -------------             -------------      -------------

REVENUES

  Home building and development sales        $           453,412   $      1,802,591            $     139,544      $ 761,606
  Property management and administration
   income                                                  3,300              3,867                    1,200              -
  Commissions income                                         -                6,977                        -          1,530
  Other income                                            14,283             69,632                    4,697         53,433
                                             -------------------   ----------------            -------------      ------------

     Total Revenues                                      470,995          1,883,067                 145,441          816,569
                                             -------------------   ----------------            -------------      ------------
EXPENSES

  Home building and development costs                    540,602          1,799,513                 139,544          761,606
  General and administrative                             883,118            441,554                 393,930          122,799
  Depreciation and amortization                            2,817                200                     939               -
                                             -------------------   ----------------            -------------      ------------

     Total Expenses                                    1,426,537          2,241,267                 534,413          884,405
                                             -------------------   ----------------            -------------      ------------

LOSS FROM CONTINUING OPERATIONS                         (955,542)          (358,200)               (388,972)         67,836)
                                             -------------------   ----------------            -------------      ------------

OTHER INCOME (EXPENSE)
  Interest expense                                       (72,443)          (181,979)                (24,264)       (98,723)
  Other expense                                           (2,400)            (1,600)                 (1,600)        -
                                             -------------------   ----------------            -------------      ------------

     Total Other Income (Expense)                        (74,843)          (183,579)                (25,864)       (98,723)
                                             -------------------   ----------------            -------------      ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                  (1,030,385)          (541,779)               (414,836)      (166,559)

INCOME TAXES                                                   -                  -                       -              -
                                             -------------------   ----------------            -------------      ------------
NET LOSS FROM CONTINUING OPERATIONS                   (1,030,385)         (541,779)                (414,836)      (166,559)

DISCONTINUED OPERATIONS

  Income from operations of discontinued
    segment                                                    -            80,068                        -         91,021
  Gain on disposal of discontinued segment                     -           135,676                        -              -
                                             -------------------   ----------------            -------------      ------------
    Total Discontinued Operations                              -           215,744                        -         91,021
                                             -------------------   ----------------            -------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                Consolidated Statements of Operations (Continued)


                                                                   For 9 Months Ended                   For 3 Months Ended
                                                             -------------------------------     -------------------------------
                                                             September 30,      September 30,    September 30,      September 30,
                                                                  1998               1997            1998               1997
                                                                  ----               ----            ----               ----

NET INCOME (LOSS)                                         $  (1,030,385)        $   (326,035)    $  (414,836)       $   (75,538)
                                                          -------------         ------------     -----------        -----------
                                                          -------------         ------------     -----------        -----------
EARNINGS (LOSS) PER SHARE
  Continued operations                                    $       (0.07)        $      (0.05)    $     (0.03)       $     (0.02)
  Discontinued operations                                             -                 0.02               -               0.01
                                                          -------------         ------------     -----------        -----------

EARNINGS (LOSS) PER SHARE                                 $       (0.07)        $      (0.03)    $     (0.03)       $     (0.01)
                                                          -------------         ------------     -----------        -----------
                                                          -------------         ------------     -----------        -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   14,705,959           10,831,295      10,375,373         10,831,295
                                                          -------------         ------------     -----------        -----------
                                                          -------------         ------------     -----------        -----------


The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                 Consolidated Statements of Stockholders' Equity


                                                                                    Additional
                                     Preferred Stock                                Common Stock                         Paid-in
                                     ----------------                 -------------------------------------            Accumulated
                                  Shares           Amount              Shares            Amount      Capital             Deficit
                                  ------           ------              ------            ------      -------             -------

Balance, March
 31, 1995                          -              $     -             3,256,150      $    3,256      $  2,326,899    $  (1,214,867)

Common stock issued to
 acquire Connectivity
 and Technology, Inc.              -                    -             5,183,850           5,184           (5,184)               -

Conversion of Class B
 common stock to
 preferred stock                  672,300           6,723              (672,300)           (672)          (6,051)               -

Common stock issued
 for cash                          -                   -              2,700,095           2,700          154,269                -

Stock issued for
 services                          -                   -                227,500             227           36,773                -

Deferred stock costs
 charged to paid-in
 capital                           -                   -                     -                -         (265,810)               -

Accrued dividends                  -                   -                     -                -          (25,422)               -

Net income/(loss) for the
 year ended December 31,
 1996                              -                   -                     -                -                -          (140,803)
                                   -----------    ---------           ------------   ----------      -----------     ---------------

Balance, December
 31, 1996                         672,300           6,723            10,695,295          10,695        2,215,474        (1,074,064)

Common stock issued
 for cash                          -                   -                422,002             422           59,618                 -

Common stock issued
 for services                      -                   -                646,500             647           83,459                 -

Accrued dividends                  -                   -                     -                -          (23,172)                -


The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
           Consolidated Statements of Stockholders' Equity (Continued)


                                                                               Additional
                                   Preferred Stock                            Common Stock                               Paid-in
                                 -------------------           ----------------------------------------                Accumulated
                                  Shares      Amount           Shares           Amount          Capital                  Deficit
                                  ------      ------           ------           ------          -------                -----------

Net income/(loss) for the
 period ended December
 31, 1997                          -            -                         -             -                   -               222,009
                              -----------    ---------     -----------------  ------------      -------------        ---------------

Balance, December 31,
 1997                             672,300    $   6,723          11,763,797    $    11,764       $    2,335,379       $     (852,055)
                              -----------    ---------     -----------------  ------------      --------------       ---------------

Common stock
 issued for cash                   -            -                1,643,819          1,644              296,092                     -

Common stock issued
 for services                      -            -                2,757,356          2,757              470,275                     -

Accrued dividends                  -            -                        -              -              (17,379)                    -

Net income/(loss) for the
 year ended September
 30, 1998                          -            -                        -              -                    -           (1,030,385)
                              -----------    ---------     -----------------  -----------       --------------       ---------------

Balance September 30, 1998        672,300    $   6,723          16,164,972    $   16,165        $    3,084,367       $   (1,882,440)
                              -----------    ---------     -----------------  -----------       --------------       ---------------
                              -----------    ---------     -----------------  -----------       --------------       ---------------


The accompanying notes are an integral part of these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
                      Consolidated Statements of Cash Flows



                                                               For the 9 Months Ended
                                                           September 30,      September 30,
                                                               1998               1997
                                                         ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                      $  (1,030,385)       $  (326,035)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                                2,817               200
    Discontinued operations                                          -           733,551
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                                  51,022            51,633
   (Increase) decrease in accounts
    receivable - related parties                               (23,132)          (58,922)
   (Increase) decrease in other assets                            (735)           (5,082)
   Increase (decrease) in accounts payable                      (7,962)          (24,967)
   Increase (decrease) in other liabilities                     40,287          (255,296)
                                                         ----------------     ----------------

     Net Cash Used by Operating Activities                    (968,088)          115,082
                                                         ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                                     374,222            76,120
  Purchase of property and equipment                           (20,884)          (30,898 )
                                                         ----------------     ----------------

     Net Cash Used by Investing Activities                     353,338            45,222
                                                         ----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                          (10,158)              495
  Repayment of notes payable                                  (123,346)         (406,281)
  Proceeds from long-term borrowings                           (12,280)          147,625
  Proceeds from stock offerings                                753,389            10,032
                                                         ----------------     ----------------

     Net Cash Provided by Financing Activities               $ 607,605        $ (248,129 )
                                                         ----------------     ----------------


The accompanying notes are an integral part of these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                     (Formerly Connectivity and Technology, Inc.)
                   Consolidated Statements of Cash Flows (Continued)


                                                                 For the 9 Months Ended
                                                       September 30,             September 30,
                                                           1998                      1997
                                                      ---------------            -------------

NET INCREASE IN CASH                                  $   (7,145)               $     (87,825 )

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      14,777                       90,987
                                                      ----------                --------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                            $    7,632                $       3,162
                                                      ----------                --------------
                                                      ----------                --------------
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued for debt                      $        -                $           -
    Common stock issued for services                  $  470,275                $           -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized          $   25,999                $       2,355
    Income taxes paid                                 $        -                $           -


The accompanying notes are an integral part of these consolidated financial statements.

                          PEACOCK FINANCIAL CORPORATION
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


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


Results of Operations - Three months ended September 30, 1998, compared to the three months ended September 30, 1997.

The Company is engaged in construction and real estate development. The Company's most recent developments are near the Eastside Reservoir, a $3 billion project under construction in Central Riverside County which will be the largest freshwater lake in Southern California.

Revenues. Revenues for the three months ended September 30, 1998, decreased by $671,128 or 83% to $145,441 from $816,569 for the three months ended September 30, 1997. This decrease resulted from reduction in home building as well as a decrease in administration revenues.

Expenses. Total expenses for the three months ended September 30, 1998, decreased by $349,992 or 40% to $534,413 from $884,405 for the three months ended September 30, 1997. This decrease resulted from lower home building development costs. General and administrative expenses for the three months ended September 30, 1998, increased by $271,131 or 69% to $393,930 from $122,799 for the three months September 30, 1997, primarily due to the increase in issue of common stock for services.


Results of Operations - Nine months ended September 30, 1998, compared to the nine months ended September 30, 1997.

Revenues. Revenues for the nine months ended September 30, 1998, decreased by $1,412,072 or 75% to $470,995 from $1,883,067 for the nine months ended
September 30, 1997. This decrease resulted from reduction in home building as well as a decrease in administration income.

Expenses. Total expenses for the nine months ended September 30, 1998, decreased by $814,730 or 37% to $1,426,537 from $2,241,267 for the nine months ended September 30, 1997. This decrease resulted from lower home building development costs. General and administrative expenses for the nine months ended September 30, 1998, increased by $441,564 or 50% to $883,118 from $441,554 for the nine months ended September 30, 1997, primarily due to the increase in issue of common stock for services.

Changes in Financial Condition, Liquidity and Capital Resource.

For the nine months ended September 30, 1998, the Company funded its operations and capital requirements partially with its own capital and partially with loans from related parties. As of September 30, 1998, the Company had cash of $7,632.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEACOCK FINANCIAL CORPORATION
                                           (Registrant)


November 10, 1998                          /S/ STEVEN R. PEACOCK
-----------------                          ---------------------
Date                                       Steven R. Peacock
                                           President and Chief Executive Officer
                                       13