Form 10KSB
period 1998-12-31
PEACOCK FINANCIAL CORP
filed 1999-04-13
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                  --------------------------------------------------

                                      FORM 10-KSB
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO   .
                                      ---   ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OR REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF DECEMBER 31, 1998, WAS $1,176,012.

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1998, WAS 20,750,370.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

ITEM 1 - BUSINESS

On September 15, 1998, Peacock Financial Corporation filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Simultaneously, the Company registered an offering circular with the SEC for 13,000,000 shares under Regulation E of the Investment Act to raise capital and to make investments in real estate and in "eligible portfolio companies" as defined under the Investment Act of 1940.

Prior to filing to become a Business Development Corporation, Peacock Financial Corporation was primarily involved in real estate development in Southern California and had anticipated an equity fund of $10,000,000 through the Hawthorne Group, Ltd. On August 11, 1998, the Company announced that the Hawthorne Group, Ltd. transaction had been cancelled and that it was seeking other opportunities.

Peacock Financial Corporation reported a net loss of $1,533,436 and revenues of $609,811 for the year ending December 31, 1998 versus net income of $222,009 and revenues of $2,075,386 for the year ending December 31, 1997. The net loss and reduction of revenues was due primarily to the repositioning of the real estate operation to receive the anticipated $10,000,000 capital infusion from the Hawthorne Group, Ltd. which did not materialize.

The Company currently employs 4 people. The Company uses independent consultants for a variety of tasks, including engineering and architecture for real estate development, shareholder relations and financial management. Its principal executive offices are located at 248 East Main Street, San Jacinto, California 92583.


ITEM 2 - INVESTMENTS

Apart from the Discontinued Operations, the Company's properties are comprised of $1,216,036 in land development costs, a $1,224,292 investment in limited partnerships, $200,000 in other investments and $366,310 in the corporate headquarters.

INVESTMENTS IN LIMITED PARTNERSHIPS

1. Riverside Park Apartments - The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee.

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

3. St. Michel, LLC - In 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley, In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and has recently signed a joint venture agreement to build homes on these existing lots.

4. PR Equities, Ltd. - In 1987, the Company formed a limited partnership to acquire and develop approximately 500 acres in San Jacinto, California. The partnership currently owns approximately 285 residential lots, 30 acres of commercially zoned property and 11 acres zoned for high density senior apartments all within the master planned community of Rancho San Jacinto. The Company retains a 15% ownership position and has recently entered into certain joint venture agreements to build out these properties.

OTHER INVESTMENTS

As a Business Development Corporation, the Company made certain non-real estate investments in the fourth quarter of 1998.

1. San Diego Soccer Development Corporation (SDSDC) - The Company acquired an approximate 5% ownership position (200,000 shares) for stock in Peacock Financial Corporation as part of an agreed plan to take SDSDC public in 1999 through a process known as "spin off". The transaction included an option for the Company to acquire an additional 5% of SDSDC and to receive an investment banking fee for the "spin off" process.

2. Linzy Capital - The Company acquired a non-exclusive right to the use of a proprietary option trading program from Linzy Capital for stock in Peacock Financial Corporation. This program utilizes real-time tracking data which is fed into an "on-screen" spreadsheet that monitors all aspects of targeted options and equities. The Company has contracted with a professional trading company to manage an investment acount on behalf of Peacock Financial Corporation using the option trading program and other investment strategies to create substantial monthly yields on invested capital.

3. IPO/Emerging Growth, LLC - The Company acquired an investment position in IPO/Emerging Growth, LLC valued at $100,000 for stock in Peacock Financial

     Corporation. This investment was part of a strategy to become affiliated with Capital Asset Management of Temecula, California, the managing partner of the LLC, to raise capital to acquire positions in emerging growth companies and to take them public through the process known as "spin-off".


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


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31, 1998, the Company's common stock traded between $1.44 and $.02 per share. The Company has not yet adopted any policy regarding payment of dividends.


Quarter Ended                        Low           High
-------------                        ---           ----
March 31, 1998                     $0.25          $1.44
June 30, 1998                       0.19           0.36
September 30, 1998                  0.07           0.19
December 31, 1998                   0.02           0.07

At December 31, 1998, there were approximately 378 holders of record of the Company's stock.


ITEM 6 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial statements included herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fiscal year 1998 was the Company's third year as a public company. It was a year of substantial change in the structure of the Company due to the failure of the Hawthorne Group, Ltd. to fund its $10,000,000 commitment as anticipated. In September 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation under the Investment Act of 1940 as part of management's strategy to seek diversification in its operations and to become less dependent on its real estate operations for revenues.

The Company continues to believe that it will benefit substantially from its position in the San Jacinto Valley where a $3 billion recreational lake is currently under construction and is expected to be completed in 1999. All economic indicators show a marked increase in home sales and land values in the area and the Company expects to place several of its real estate projects into development through joint ventures with builders and investors in the coming year.

Through utilization of the option trading program and investments in emerging growth companies, management believes that it has positioned itself to increase shareholder value through diversification as well as to take advantage of the economic boom that will come to the San Jacinto Valley over the next 10 years as a result of completion of the Eastside Reservoir in 1999.

RESULTS OF OPERATIONS

Revenues totaled $609,811 for the fiscal year ending December 31, 1998. For the year ending December 31, 1997, revenues were $2,075,386. The decrease was due to the reduction and repositioning of the home-building operation.

General and administrative expenses for the year ended December 31, 1998 were $1,089,130, as compared to $770,094 for the year ended December 31, 1997. The increase was related to an increase in consulting services.

Depreciation and amortization expenses was $43,319 for the year ended
December 31, 1998 as compared to $14,385 for the year ended December 31, 1997. The increase was due to corporate headquarters increased depreciation.

Interest expense was $132,912 for the year ended December 31, 1998 as compared to $173,431 for the year ended December 31, 1997. The decrease was primarily due to the paydown of existing loans.

ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


NAME                     AGE       POSITION                 PERIOD OF SERVICE
Steven R. Peacock        53        President, Chief         Since 1986
                                   Executive Officer,
                                   and Director

Bruce Merati             41        Secretary/CFO            Since 1996

James S. Upton           50        Vice President           Since 1997
                                   of Development

All directors hold office until the next annual shareholders meeting or until their death, resignation, and retirement or until their successors have been elected and qualified.

Mr. Steven R. Peacock, 53, is President, Chief Executive Officer, and a Director of Peacock Financial Corporation. He has broad experience in real estate development, property management and construction experience.

Mr. Bruce Merati, 41, is Chief Financial Officer and Secretary of Peacock Financial Corporation. He has over 18 years of accounting, business administration and investment banking experience.

Mr. James S. Upton, 50, is Executive Vice President of Development of Peacock Financial Corporation. He has over 25 years of real estate development and construction experience.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

ITEM 10 - EXECUTIVE COMPENSATION

The following table shows the amount of compensation earned for services in all capacities to the Company for the last fiscal year for the executive officers at December 31, 1998.


NAMES AND POSITION                      YEAR           SALARY         OTHER          TOTAL
Steven R. Peacock, President and
Chief Executive Officer and Director    1998           $96,000        None           $96,000

Bruce Merati, Chief Financial Officer
and Secretary                           1998           None           $20,000        $20,000

James S. Upton, Vice President of
Development                             1998           $68,800        None           $48,000


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At the close of business on December 31, 1998, the Company had 20,750,370 shares outstanding. The beneficial owner of more than five percent of any class of the Company's voting securities are as follows:


                    NAME AND
                    ADDRESS OF
                    BENEFICIAL               NUMBER OF
TITLE OF CLASS        OWNER                   SHARES        PERCENT OF CLASS
Common Stock        Steven R. Peacock        2,630,174            12.7%
                    248 East Main St.
                    San Jacinto, Ca. 92583

Common Stock        Byron Radaker            2,010,048             9.7%
                    248 East Main St.
                    San Jacinto, Ca. 92583


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Patricia Peacock, Mother of Steven R. Peacock, President, has advanced the Company working capital. The balance outstanding as of December 31, 1998 was $860,000.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Audited Financial Statements and Notes thereto are filed as part of this report. On February 8, 1996, the Company filed Form 8-K containing its merger.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PEACOCK FINANCIAL CORPORATION


                                   By:  /s/ Steven R. Peacock
                                   ---------------------------------------------
                                   Steven R. Peacock
                                   President and Chief Executive Officer


Date: April 15, 1999
     -------------------------




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date
---------                     -----                              ----

/s/ Steven R. Peacock
-------------------------                                        April 15, 1999
Steven R. Peacock             President, Chief Executive         --------------


/s/ Bruce Merati              Secretary                          April 15, 1999
-------------------------                                        --------------

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                              Consolidated Balance Sheet


                                        ASSETS

                                                                 December 31,
                                                                      1998
                                                                 ------------
CURRENT ASSETS

   Cash and cash equivalents                                     $        -
   Due from related party (Note 11)                                     2,396
   Notes receivable (Note 7)                                           19,300
                                                                 ------------

     Total Current Assets                                              21,696
                                                                 ------------

FIXED ASSETS, NET (Notes 2 and 5)                                     366,780
                                                                 ------------

OTHER ASSETS

   Notes receivable - related parties (Note 11)                       114,000
   Developer fees receivable                                          154,077
   Development costs (Note 3)                                       1,216,036
   Investments in limited partnerships (Note 4)                     1,224,292
   Other investments (Note 6)                                         200,000
   Licensing rights, net (Note 8)                                      30,000
   Other assets                                                        29,201
                                                                 ------------

     Total Other Assets                                             2,967,606
                                                                 ------------

     TOTAL ASSETS                                                $  3,356,082
                                                                 ------------
                                                                 ------------


The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheet (Continued)


                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               December 31,
                                                                                   1998
                                                                               ------------
CURRENT LIABILITIES

   Accounts payable$                                                                227,743
   Bank overdraft                                                                     4,509
   Other current liabilities                                                        280,982
   Lines of credit (Note 9)                                                           6,365
   Notes payable - current portion (Note 10)                                        753,060
   Note payable to stockholder (Note 11)                                             57,058
                                                                               ------------

     Total Current Liabilities                                                    1,329,717
                                                                               ------------

LONG-TERM DEBT

   Notes payable - long term (Note 10)                                              864,501
                                                                               ------------

     Total Liabilities                                                            2,194,218
                                                                               ------------

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY

   Preferred stock: 10,000,000 shares authorized at $0.01 par value;
    672,300 shares issued and outstanding                                             6,723
   Common stock: 250,000,000 shares authorized at $0.001 par value;
    20,750,370 shares issued and outstanding                                         20,750
   Additional paid-in capital                                                     3,519,882
   Accumulated deficit                                                           (2,385,491)
                                                                               ------------

     Total Stockholders' Equity                                                   1,161,864
                                                                               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $3,356,082
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

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations

                                                                      For the Year Ended
                                                                        December 31,
                                                               ----------------------------
                                                                   1998             1997
                                                               -----------      -----------
REVENUES

   Home building and development sales                         $   591,006      $ 1,992,736
   Property management and administration income                     4,270            1,375
   Commissions income                                                  -              6,977
   Other income                                                     14,535           74,298
                                                               -----------      -----------

     Total Revenues                                                609,811        2,075,386
                                                               -----------      -----------

EXPENSES

   Home building and development costs                             585,490        1,989,958
   General and administrative                                    1,089,130          770,094
   Depreciation and amortization                                    43,319           14,385
                                                               -----------      -----------

     Total Expenses                                              1,717,939        2,774,437
                                                               -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                 (1,108,128)        (699,051)
                                                               -----------      -----------
OTHER INCOME (EXPENSE)

   Interest income                                                       5                1
   Interest expense                                               (132,912)        (173,431)
   Bad debt expense                                               (164,057)             -
   Loss on investments                                             (11,225)             -
   Loss on disposition of assets                                  (117,119)             -
                                                               -----------      -----------

     Total Other Income (Expense)                                 (425,308)        (173,430)
                                                               -----------      -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            (1,533,436)        (872,481)

Income taxes (Note 2)                                                  -                -
                                                               -----------      -----------

LOSS FROM CONTINUING OPERATIONS                                 (1,533,436)        (872,481)

DISCONTINUED OPERATIONS (Note 15)

   Gain (loss) from operations of discontinued segment                 -             90,956
   Gain on disposal of discontinued segment                            -          1,003,534
                                                               -----------      -----------

     Total Discontinued Operations                                     -          1,094,490
                                                               -----------      -----------

NET INCOME (LOSS)                                               (1,533,436)         222,009

OTHER COMPREHENSIVE INCOME                                             -                -
                                                               -----------      -----------
NET COMPREHENSIVE INCOME (LOSS)                                $(1,533,436)     $   222,009
                                                               -----------      -----------
                                                               -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Operations (Continued)



                                                                      For the Year Ended
                                                                        December 31,
                                                               ----------------------------
                                                                   1998             1997
                                                               -----------      -----------
BASIC EARNINGS (LOSS) PER SHARE

   Continued operations                                        $     (0.10)     $     (0.08)
   Discontinued operations                                             -               0.10
                                                               -----------      -----------

BASIC EARNINGS (LOSS) PER SHARE                                $     (0.10)     $      0.02
                                                               -----------      -----------
                                                               -----------      -----------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                             15,053,919       11,253,615
                                                               -----------      -----------
                                                               -----------      -----------

FULLY DILUTED EARNINGS (LOSS) PER SHARE                        $     (0.08)     $      0.02
                                                               -----------      -----------
                                                               -----------      -----------

FULLY DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING                                   19,950,219       14,090,915
                                                               -----------      -----------
                                                               -----------      -----------


The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity

                                        Preferred Stock             Common Stock          Additional
                                  -------------------------   -------------------------     Paid-in     Accumulated
                                    Shares         Amount       Shares         Amount       Capital       Deficit
                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance,
 December 31, 1996                    672,300   $     6,723    10,695,295   $    10,695   $ 2,215,474   $(1,074,064)

Common stock issued
 for cash                                 -             -         422,002           422        59,618           -

Common stock issued
 for services                             -             -         646,500           647        83,459           -

Accrued dividends                         -             -             -             -         (23,172)          -

Net income for the
 year ended
 December 31, 1997                        -             -             -             -             -         222,009
                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance,
 December 31, 1997                    672,300         6,723    11,763,797        11,764     2,335,379      (852,055)

Common stock issued
 for cash                                 -             -       1,609,413         1,609       217,456           -

Common stock issued
 for services                             -             -       3,108,040         3,108       599,967           -

Common stock issued on
 conversion of debentures                 -             -       1,559,834         1,560       104,033           -

Common stock issued
 for investments and
 licensing rights                         -             -       2,420,000         2,420       257,580           -

Common stock issued
 under failed financing
 package                                  -             -         289,286           289        28,639           -

Accrued dividends                         -             -             -             -         (23,172)          -

Net (loss) for  the
 year ended
 December 31, 1998                        -             -             -             -             -      (1,533,436)
                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance,
 December 31, 1998                    672,300   $     6,723    20,750,370   $    20,750   $ 3,519,882   $(2,385,491)
                                  -----------   -----------   -----------   -----------   -----------   -----------
                                  -----------   -----------   -----------   -----------   -----------   -----------


The accompanying notes are an integral part of these consolidated financial statements.

                   PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows

                                                                       For the Year Ended
                                                                           December 31,
                                                                -------------------------------
                                                                    1998                1997
                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                             $(1,533,436)           $222,009
  Adjustments to reconcile net income (loss) to
   net cash (used) by operating activities:
     Depreciation and amortization                                   43,319              14,385
     Bad debts                                                      164,057                 -
     Loss on disposition of assets                                  117,119                 -
     Loss on investments                                             11,225                 -
     Stock issued for services                                      632,003              84,106
     Discontinued operations                                            -              (244,982)
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes receivable             4,633              68,000
     (Increase) decrease in accounts
     receivable - related parties                                    (2,396)            (78,152)
     (Increase) decrease in other assets                            (17,275)             (6,725)
     Increase (decrease) in accounts payable                          7,809             (75,947)
     Increase (decrease) in bank overdraft                            4,509                 -
     Increase (decrease) in other liabilities                        68,387            (146,591)
                                                                -----------         -----------

       Net Cash (Used) by Operating Activities                     (500,046)           (163,897)
                                                                -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investments                                           (27,000)                -
  Sale of investments                                                15,775                 -
  Construction in progress                                              -              (104,863)
  Sale of property and equipment                                        -               214,890
  Purchase of property and equipment                                (20,884)             (1,951)
                                                                -----------         -----------

       Net Cash Provided (Used) by Investing Activities             (32,109)            108,076
                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                                33,189             (20,902)
  Repayment of notes payable                                        (88,029)           (883,312)
  Proceeds from long-term borrowings                                353,153             823,785
  Stock issued for cash                                             219,065              60,040
                                                                -----------         -----------

       Net Cash Provided (Used) by Financing Activities         $   517,378         $   (20,389)
                                                                -----------         -----------

The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Continued)


                                                                       For the Year Ended
                                                                           December 31,
                                                                -------------------------------
                                                                    1998                1997
                                                                -----------         -----------

NET INCREASE (DECREASE) IN CASH                                 $   (14,777)        $   (76,210)
                                                                -----------         -----------

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                   14,777              90,987

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                 $       -           $    14,777
                                                                -----------         -----------
                                                                -----------         -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid                                                 $    41,230         $   272,867
  Income taxes paid                                             $       -           $       -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common stock issued for services                              $   632,003         $    84,106
  Common stock issued on conversion of debentures               $   105,593         $       -
  Common stock issued for investments                           $   200,000         $       -
  Common stock issued for licensing rights                      $    60,000         $       -


The accompanying notes are an integral part of these consolidated financial statements.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


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

         The reorganization was accounted for as a recapitalization of PFC because the shareholders of PFC control the Company after the acquisition. Therefore, PFC is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Peacock . Peacock is the acquiring entity for legal purposes and PFC is the surviving entity for accounting purposes.

         On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Simultaneously, the Company registered an offering circular with the SEC for 13,000,000 shares of common stock under Regulation E of the Investment Act to raise capital and to make investments in real estate and in eligible portfolio companies.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

         a.  Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b.  Cash and Cash Equivalents

         Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

         c.  Partnership Investments

         The Company's general and limited partnership interests are accounted for using the equity method, which reflects historical cost adjusted for the proportionate share of partnership earnings or losses. The Company has not recorded its share of losses in excess of its investment in each partnership.

         d.  Fixed Assets

         Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

                 Description                     Estimated Useful Life
                 -----------                     ---------------------

                 Furniture and fixtures          5 to 7 years
                 Computers and software          5 years
                 Buildings                       40 years

         e.  Basic and Fully Diluted Loss Per Share

         The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of convertible debt and preferred shares, have not been included in the calculation as their effect is antidilutive for the periods presented. Convertible debt and preferred shares have been included in the fully diluted loss per share.

         f.  Change in Accounting Principle

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f.  Change in Accounting Principle (Continued)

         The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

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

         i.  Concentrations of Risk

         Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

         j.  Provision for Taxes

         At December 31, 1998, the Company has net operating loss carryforwards of approximately $2,380,000 that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carrryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k.  Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.


NOTE 3 - DEVELOPMENT COSTS

         Land improvements and related property development costs have been capitalized and will be amortized to the cost of the houses sold based upon the total number of homes to be constructed in each project. The land and land improvements of $1,216,036 at December 31, 1998 are recorded at the lower of cost or estimated net realizable value (see Note 13).

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

         During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 13). During April 1996, the Company was awarded $2,400,000 in Federal tax credits. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P. retaining a 1% interest as general partner and receiving a $905,000 capital account in the partnership. Additional expenses of $319,292 were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,224,292 at December 31, 1998.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following at December 31, 1998:

                        Building                             $     381,874
                        Furniture and fixtures                      18,985
                        Computers and software                      46,220
                                                             -------------

                                                                   447,079

                        Accumulated depreciation                   (80,299)
                                                             -------------

                        Net fixed assets                     $     366,780
                                                             -------------
                                                             -------------


NOTE 6 - OTHER INVESTMENTS

         During the year ended December 31, 1998, the Company became a Business Development Corporation whereby the Company can raise capital under a simplified and cost effective informational filing with the Securities and Exchange Commission for the purpose of investing in small businesses and government securities. The Company intends to provide capital for these companies and to later take these companies public through a spin-off process.

         On October 19, 1998, the Company issued 1,000,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 33% interest in IPO/Emerging Growth Company, LLC.
         (IPO). IPO was inactive through December 31, 1998. The investment has been recorded under the equity method.

         On October 23, 1998, the Company issued 820,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 5% interest in San Diego Soccer Development Corp. (SDSDC), owner of the San Diego FLASH pro soccer team. As part of the agreement, the Company has the option to purchase an additional 5% interest. The investment has been recorded under the cost method and the Company does not exercise any influence or control over management of SDSDC.


         Following is a summary of the investments held as of December 31, 1998:

                        33% interest in IPO/Emerging Growth Co.      $     100,000
                        5% interest in SDSDC                               100,000
                                                                     -------------

                        Total                                        $     200,000
                                                                     -------------
                                                                     -------------


                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 7 - NOTES RECEIVABLE

         Notes receivable consist of the following at December 31, 1998:

         Note receivable at 10%, unsecured,
          principal and interest due March 17, 1999               $     10,000

         Note receivable at 6%, unsecured,
          principal and interest due August 17, 1999                     9,300
                                                                  ------------

             Total Notes Receivable                                     19,300
             Less: Current Portion                                     (19,300)
                                                                  ------------

             Long-Term Notes Receivable                           $        -
                                                                  ------------
                                                                  ------------


NOTE 8 - LICENSING RIGHTS

         Licensing rights consist of the following at December 31, 1998:

         Licensing rights                                         $    60,000

         Accumulated amortization                                     (30,000)
                                                                  ------------

         Net licensing rights                                     $    30,000
                                                                  ------------
                                                                  ------------


         During the year ended December 31, 1998, the Company issued 600,000 shares of its outstanding common stock valued at $60,000 pursuant to a license agreement with Linzy Capital, Inc. (Linzy). Linzy is a private business development company which has invented and developed an "Option Day Trading System." Pursuant to the license agreement, the Company was granted a non-exclusive license to use the option program, and the Company will pay Linzy a management fee of 10% on the profits generated by the day trading system. The license agreement became effective on October 2, 1998 and terminates on October 2, 2008.

         The licensing rights have been recorded at cost and are amortized using the straight-line method over a two year life. Amortization expense for the year ended December 31, 1998 was $30,000.

NOTE 9 - LINE OF CREDIT

         The Company has a line of credit with a bank at December 31, 1998. Borrowings outstanding under this line of credit at December 31, 1998 was $6,365. The credit line bears interest at the bank's index rate plus 2 percent or 12 percent currently and expires during July, 1999.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 10 - NOTES PAYABLE

          Notes payable consist of the following at December 31, 1998:

               Note payable at 5%, secured by an assignment of
                partnership cash, interest payable quarterly, principal
                due January 1, 2007, convertible to common stock.                          $    500,000

               Note payable at variable rate (18.0% at
                December 31, 1998) collateralized by deed
                of trust on real property.  Lump sum payment
                is due May 21, 1999.                                                            205,540

               Note payable at 10%, unsecured, due with
                accrued interest on or before February
                1, 1997, currently in default.                                                      371

               Note payable at 10%, secured by deed of trust,
                due March 31, 1996, currently in default.                                        65,000

               Note payable at 3%, collateralized by deed of trust
                on real property, due June 24, 2024.                                             70,000

               Note payable at 7%, secured by deed of trust
                on real property, payable in monthly installments
                of $1,621 including interest, due March 1, 2000.                                 22,912

               Loan payable at 9%, collateralized by deed of
                trust on property, accrued interest and principal
                due February 15, 1997 (see Note 13(b)).                                         193,088

               Note payable to individual at 10%, collateralized by deed of trust, payable in monthly interest only payments, principal due
                January 19, 1997 (see Note 13(b)).                                              125,000

               Note payable, non-interest bearing, unsecured,
                payable in monthly installments of $1,000.                                       13,250

               Debentures at 10%, unsecured, convertible into common shares at rates of $0.05 to $0.10 per share at the option of the holder,
                due December 31, 1998 through December 31, 2000.                                422,400
                                                                                           ------------

                  Total Notes Payable                                                         1,617,561
                  Less: Current Portion                                                        (753,060)
                                                                                           ------------
                  Long-Term Notes Payable                                                  $    864,501
                                                                                           ------------
                                                                                           ------------

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998

NOTE 10 - NOTES PAYABLE (Continued)

          The aggregate principal maturities of notes payable are as follows:

           Years Ending December 31,                                      Amount
           -------------------------                                      ------
                  1999                                                $    753,060
                  2000                                                     364,501
                  2001                                                         -
                  2002                                                         -
                  2003                                                         -
                  2004 and thereafter                                      500,000
                                                                      ------------

                  Total                                               $  1,617,561
                                                                      ------------
                                                                      ------------


NOTE 11 - RELATED PARTY TRANSACTIONS

          The Company is a partner in several limited partnerships (Note
          4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships. These advances are non-interest bearing and are reimbursed on a regular basis.

          In 1994, the Company paid a legal settlement on behalf of one of the partnerships of which it is a partner. The payment has been recorded as a note receivable from the partnership. The note is non-interest bearing and is due on demand. The amount outstanding as of December 31, 1998 was $114,000.

          Certain stockholders have made loans to the Company. The loans bear interest at rates from 8 percent to 10 percent per annum. The balance outstanding at December 31, 1998 is $57,058.

          The Company also holds a receivable from an officer of the Company in the amount of $2,396. The amount is non-interest bearing and due on demand.

NOTE 12 - PROFIT SHARING PLAN

          In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 1998 or 1997.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

          a. GENERAL PARTNER OBLIGATIONS

          The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities of these partnerships in its capacity as general partner. At December 31, 1998, the partnerships had certain liabilities with recourse against the Company although management does not feel that the potential liabilities will have a material impact on the Company.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

          b. RENTS AND LEASES

          During 1996, the Company acquired an historic 15-room hotel in downtown San Jacinto and converted it into an executive suites office building. The Company currently occupies approximately half of the offices and rents the remaining space to others. Financing, which consisted of a seller carry-back loan of $125,000 for the acquisition and a City of San Jacinto Redevelopment loan of $193,088 for the rehabilitation, is currently being restructured into long-term financing.

          c. WRAP AROUND MORTGAGE

          The Company has sold a property subject to a mortgage. The mortgage has not been fully assumed by the buyer. If the buyer defaults on the mortgage, the Company may be liable for the balance owing.

          d. VISTA RAMONA DEVELOPMENT COSTS

          The Company has incurred costs associated with the development of a residential housing project. The costs incurred have been for engineering and planning for the project. The project encompasses 489 acres of land containing approximately 1,800 residential building lots. The Company controls 277 acres of the project through a joint venture. The remaining 212 acres are controlled by a separate joint venture which has filed for chapter 11 bankruptcy. If the 212 acres are not brought under the control of the Company, there is some uncertainty as to the recoverability of all development costs. The Company believes that regardless of the outcome of the attempt to gain control of the 212 acres, that more likely than not the entire amount of the development costs will be recovered from the remaining joint venture. The Company entered into a joint venture agreement subsequent to December 31, 1998 that is intended to develop the Vista Ramona project. Pursuant to the joint venture agreement and conditional upon the Company being able to meet certain requirements and conditions, the joint venture partner will invest up to $5,000,000 to develop the project.

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


          If the Company fails to meet the requirements, however, the entire unpaid principal balance, together with accrued interest, will become due at the discretion of the City of Riverside and foreclosure proceedings may be initiated on the property.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

          f. BUILDING PURCHASE

          During 1998, the Company entered into an agreement to purchase a building adjacent to their corporate headquarters. The purchase price will be $200,000 and closing is set to occur once the Company has paid an initial down payment of $60,000 at which time financing for the remaining $140,000 will occur. As of December 31, 1998, the Company has paid $24,000 towards the down payment which is included in other assets in the accompanying financial statements. The Company has agreed to pay rent on the building of $750 per month until the closing date. The Company had not closed on the property as of the date of this audit report.

NOTE 14 - PREFERRED STOCK

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

NOTE 15 - DISCONTINUED OPERATIONS

          The Company decided to either sell or dispose of a portion of its operations during 1997. The operations of these projects are being netted together as loss on discontinued operations. The resulting gain for the year ended December 31, 1997 was $90,956. In addition, the Company recognized a gain on the disposition of the discontinued operations of $1,003,534 for the year ended December 31, 1997.

                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 16 - GOING CONCERN

          The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses and does not currently have the means to pay the current maturities of its long term debt as they become due. These factors create an uncertainty about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company has, however, entered into three separate joint venture agreements subsequent to December 31, 1998 which management believes will enable them to develop certain properties that the Company owns or properties owned by certain investment partnerships that the Company has an interest in. Management believes that the real estate market in California has improved substantially which increases the potential of the Company to generate revenues sufficient to cover its costs.

          The Company has also been able to raise an additional $390,000 in capital during January and February 1999. One of the Company's investments, San Diego Soccer Development Corp. is in the process of going public through a SB-1 filing and if successful, will allow the Company to be a selling shareholder in the offering which is expected to raise $450,000 of new capital for the Company.

NOTE 17 - SUBSEQUENT EVENTS

          Subsequent to December 31, 1998, the following transactions occurred:

          1) On January 28, 1999, the Company issued 750,000 shares of its outstanding common stock to acquire a 20% interest in Solutions Media, Inc. (SMI). SMI provides a variety of professional services including web site design and implementation, database and graphic design and web based marketing and advertising. SMI's product development strategy centers on developing and licensing interactive television interfaces.

          2) The Company converted outstanding debentures of $50,000 plus accrued interest of $1,565 into 1,031,300 shares of common stock at $0.05 per share.

          3) The Company entered into three separate joint venture agreements that will be utilized to develop certain properties (See Note 16).