Form 10KSB/A
period 1998-12-31
PEACOCK FINANCIAL CORP
filed 1999-05-05
CIK 748268

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                  --------------------------------------------------

                                      FORM 10-KSB/A
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

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


Date: May 5, 1999
     -------------------------




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date
---------                     -----                              ----

/s/ Steven R. Peacock
-------------------------                                        May 5, 1999
Steven R. Peacock             President, Chief Executive         -----------


/s/ Lisa L. Martinez          Secretary                          May 5, 1999
-------------------------                                        -----------