Form 10-Q
period 1999-03-31
PEACOCK FINANCIAL CORP
filed 1999-05-17
CIK 748268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

              -----------------------------------------------------

                                   FORM 10-Q

    / X /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD         COMMISSION FILE NO. 2-91651-D
        ENDED MARCH 31, 1999

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

                            / X / YES        /   / NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         COMMON STOCK                        29,055,796 SHARES OUTSTANDING
       $0.001 PAR VALUE                           AS OF MARCH 31, 1999

                 PEACOCK FINANCIAL CORPORATION
                      REPORT ON FORM 10-Q

                  QUARTER ENDED MARCH 31, 1999

TABLE OF CONTENTS
------------------------------------------------------------

                                                         Page
                                                         Number
                                                         ------
PART I.     FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            -   CONDENSED CONSOLIDATED
                BALANCE SHEETS AS OF
                MARCH 31, 1999, AND DECEMBER 31, 1998      3 & 4

            -   CONDENSED CONSOLIDATED STATEMENTS
                OF OPERATIONS THREE MONTHS ENDED
                MARCH 31, 1999 AND 1998                    5 & 6

            -   CONDENSED CONSOLIDATED STATEMENTS
                OF CHANGES IN STOCKHOLDERS' EQUITY
                AS OF MARCH 31, 1999                       7 & 8

            -   CONDENSED CONSOLIDATED STATEMENTS
                OF CASH FLOWS AS OF MARCH 31, 1999
                AND MARCH 31, 1998                        9 & 10

            -   NOTES TO CONDENSED CONSOLIDATED
                FINANCIAL STATEMENTS

   ITEM 2.  NOTES TO THE FINANCIAL STATEMENTS

   ITEM 3.  MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

PART II.    OTHER INFORMATION AND SIGNATURES


                   PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                   (Formerly Connectivity and Technology, Inc.)
                           Consolidated Balance Sheets

                                    ASSETS

                                                     March 31,     December 31,
                                                       1999            1998
                                                     ----------    ------------
CURRENT ASSETS

  Cash and cash equivalents                              91,567            -
  Notes receivable                                       36,300        19,300
  Accounts receivable                                       650            -
  Due from related party                                  2,396         2,396
                                                     ----------    ----------
     Total Current Assets                               130,913        21,696
                                                     ----------    ----------

FIXED ASSETS, at  cost, net of accumulated
  depreciation of $82,860 and $80,299,
  respectively                                          364,839       366,780
                                                     ----------    ----------

OTHER ASSETS

  Construction-in-process                                (1,902)           -
  Notes receivable                                      230,300       114,000
  Developer fees receivable                             116,528       154,077
  Development costs                                   1,216,036     1,216,036
  Investments in limited partnerships                 1,224,292     1,224,292
  Other investments                                     700,000       200,000
  Licensing rights                                       30,000        30,000
  Other assets                                           42,151        29,201
                                                     ----------    ----------
     Total Other Assets                               3,557,405     2,967,606
                                                     ----------    ----------
     TOTAL ASSETS                                    $4,053,157    $3,356,082
                                                     ----------    ----------
                                                     ----------    ----------

             The accompanying notes are an integral part of
                these consolidated financial statements.

               PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
               (Formerly Connectivity and Technology, Inc.)
                  Consolidated Balance Sheets (Continued)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           March 31,    December 31,
                                                             1999          1998
                                                           ----------   ------------
CURRENT LIABILITIES

  Accounts payable                                         $  221,143   $  227,743
  Bank overdraft                                                   -         4,509
  Other current liabilities                                   275,009      280,982
  Lines of credit                                               4,521        6,365
  Notes payable - current portion                             710,410      753,060
  Note payable to stockholder                                  23,706       57,058
                                                           ----------   ----------
     Total Current Liabilities                              1,234,789    1,329,717
                                                           ----------   ----------
LONG-TERM DEBT

  Notes payable - long term                                   787,856      864,501
                                                           ----------   ----------
     Total Liabilities                                      2,022,645    2,194,218
                                                           ----------   ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 672,300 and -0- shares issued and
   outstanding, respectively                                    6,723        6,723
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 29,055,796 and 20,750,370 shares
   issued and outstanding, respectively                        29,056       20,750
  Additional paid-in capital                                4,313,949    3,519,882
  Accumulated deficit                                      (2,319,216)  (2,385,491)
                                                           ----------   ----------
     Total Stockholders' Equity                             2,030,512    1,161,864
                                                           ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $4,053,157   $3,356,082
                                                           ----------   ----------
                                                           ----------   ----------

             The accompanying notes are an integral part of
                these consolidated financial statements.

              PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
              (Formerly Connectivity and Technology, Inc.)
                 Consolidated Statements of Operations

                                              March 31,   March 31,
                                                1999        1998
                                              --------    ---------
REVENUES

  Home building and development sales         $     -     $ 233,672
  Property management and administration
   income                                          593          900
  Investment banking income                    200,000        9,086
                                              --------    ---------
     Total Revenues                            200,593      243,658
                                              --------    ---------
EXPENSES

  Home building and development costs               -       324,879
  General and administrative                   165,775      162,255
  Depreciation and amortization                  2,561          939
                                              --------    ---------

     Total Expenses                            168,336      488,073
                                              --------    ---------

INCOME/(LOSS) FROM CONTINUING OPERATIONS        32,257     (244,415)
                                              --------    ---------

OTHER INCOME/(EXPENSES)

  Other income                                  70,000           -
  Interest expense                             (37,027)     (24,444)
  Other expense                                   (800)        (800)
                                              --------    ---------

     Total Other Expenses                       32,173      (25,244)
                                              --------    ---------

INCOME/(LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                 64,430     (269,659)

INCOME TAXES                                        -            -
                                              --------    ---------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS    64,430     (269,659)


NET INCOME (LOSS)                             $ 64,430    $(269,659)
                                              --------    ---------
                                              --------    ---------

             The accompanying notes are an integral part of
                these consolidated financial statements.

               PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
               (Formerly Connectivity and Technology, Inc.)
            Consolidated Statements of Operations (Continued)

                                                  March 31,     March 31,
                                                    1999          1998
                                                 -----------   -----------
EARNINGS (LOSS) PER SHARE

  Continued operations                           $      0.01   $     (0.02)
  Discontinued operations                               0.00          0.00
                                                 -----------   -----------
EARNINGS (LOSS) PER SHARE                        $      0.01   $     (0.02)
                                                 -----------   -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        25,896,706    12,365,464
                                                 -----------   -----------
                                                 -----------   -----------

             The accompanying notes are an integral part of
                these consolidated financial statements.

               PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
               (Formerly Connectivity and Technology, Inc.)
             Consolidated Statements of Stockholders' Equity

                               Preferred Stock         Common Stock       Additional
                              -----------------    --------------------     Paid-in     Accumulated
                              Shares     Amount      Shares      Amount     Capital       Deficit
                              -------    ------    ----------   -------    ----------   -----------
Balance,
 December 31, 1996            672,300     6,723    10,695,295    10,695     2,215,474    (1,074,064)

Common stock issued
 for cash                          -         -        422,002       422        59,618            -

Common stock issued
 for services                      -         -        646,500       647        83,459            -

Accrued dividends                  -         -             -         -        (23,172)           -

Net income for the
 year ended
 December 31, 1997                 -         -             -         -             -        222,009
                              -------    ------    ----------   -------    ----------   -----------
Balance,
 December 31, 1997            672,300    $6,723    11,763,797   $11,764    $2,335,379   $  (852,055)
                              -------    ------    ----------   -------    ----------   -----------
Common stock
 issued for cash                   -         -      1,609,413     1,609       217,456            -

Common stock issued
 for services                      -         -      3,108,040     3,108       599,967            -

Common stock issued on
 conversion of debentures          -         -      1,559,834     1,560       104,033            -

Common stock issued for
 investments and
 licensing rights                  -         -      2,420,000     2,420       257,580            -

Common stock issued under
 failed financing package          -         -        289,286       289        28,639            -

Accrued dividends                  -         -             -         -        (23,172)           -

Net income (loss) for
 the year ended
 December 31, 1998                 -         -             -         -             -     (1,533,436)
                              -------    ------    ----------   -------    ----------   -----------
Balance,
 December 31, 1998            672,300    $6,723    20,750,370   $20,750    $3,519,882   $(2,385,491)
                              -------    ------    ----------   -------    ----------   -----------
                              -------    ------    ----------   -------    ----------   -----------

             The accompanying notes are an integral part of
                these consolidated financial statements.

                  PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                  (Formerly Connectivity and Technology, Inc.)
          Consolidated Statements of Stockholders' Equity (Continued)

                               Preferred Stock         Common Stock       Additional
                              -----------------    --------------------     Paid-in     Accumulated
                              Shares     Amount      Shares      Amount     Capital       Deficit
                              -------    ------    ----------   -------    ----------   -----------
Common stock issued
 for cash                          -         -      5,470,555   $ 5,471    $  457,945            -

Common stock issued
 for services                      -         -          8,571         9           600            -

Common stock issued on
 conversion of debentures          -         -        826,300       826        41,315            -

Common stock issued
 for investments and
 licensing rights                  -         -      2,000,000     2,000       300,000            -

Peacock International
 Corporation                       -         -             -         -             -          1,845

Accrued dividends                  -         -             -         -         (5,793)           -

Net income (loss) for
 the period ended
 March 31, 1999                    -         -             -         -             -         64,430
                              -------    ------    ----------   -------    ----------   -----------
Balance,
 March 31, 1999               672,300   $ 6,723    29,055,796   $29,056    $4,313,949   $(2,319,216)
                              -------    ------    ----------   -------    ----------   -----------
                              -------    ------    ----------   -------    ----------   -----------


             The accompanying notes are an integral part of
                these consolidated financial statements.

              PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
              (Formerly Connectivity and Technology, Inc.)
                 Consolidated Statements of Cash Flows

                                                       March 31,      March 31,
                                                         1999           1998
                                                       ---------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                   $  64,430     $   (269,659)
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:

    Depreciation and amortization                         2,561              939
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                           19,899            4,623
   (Increase) decrease in accounts
    receivable - related parties                             -                -
   (Increase) decrease in other assets                  (12,950)              -
   Increase (decrease) in accounts payable               (6,600)         (74,259)
   Increase (decrease) in other liabilities              (7,817)           8,783
                                                      ---------     ------------

     Net Cash Used by Operating Activities               59,523         (329,573)
                                                      ---------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Note receivable                                      (116,300)     (10,000,000)
  Construction in progress                                1,902          374,397
  Purchase of property and equipment                      1,941               -
                                                       --------     ------------

     Net Cash Used by Investing Activities             (112,457)      (9,625,603)
                                                      ---------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                   (33,352)         (5,383)
  Repayment of notes payable                            (42,650)       (228,221)
  Proceeds from long-term borrowings                    (76,645)           (415)
  Proceeds from stock offerings                         802,373      10,187,560
                                                      ---------   -------------

     Net Cash Provided by Financing Activities        $ 649,726   $   9,953,541
                                                      ---------   -------------


             The accompanying notes are an integral part of
                these consolidated financial statements.

             PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
              (Formerly Connectivity and Technology, Inc.)
           Consolidated Statements of Cash Flows (Continued)

                                                        March 31,  March 31,
                                                          1999       1998
                                                        ---------  ---------
NET INCREASE IN CASH                                    $ 96,076   $ (1,635)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      (4,509)    14,777
                                                        --------   --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                              $ 91,567   $ 13,142
                                                        --------   --------
                                                        --------   --------
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued on conversion of debentures     $ 51,565   $     -
    Common stock issued for services                    $    600   $     -
    Common stock issued for investments                 $300,000   $     -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized            $ 13,953   $ 11,253
    Income taxes paid                                   $     -    $     -


             The accompanying notes are an integral part of
                these consolidated financial statements.

                     PEACOCK FINANCIAL CORPORATION
                   NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 1999

1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998, balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998.

The Company is a registered Business Development Corporation under the Investment Act of 1940. As such, the Company acts as a holding company for the purpose of raising capital and investing in real estate through a wholly owned subsidiary and into emerging growth companies that meet certain investment criteria which includes the possibility of taking the targeted company public at a later stage.

In the first quarter, the Company raised $506,250 in capital which was used for working capital, debt reduction and investments. Its primary investment was into Solutions Media, Inc., an internet company focused on the development of an interface technology for the convergence of all forms of media into High Definition Television.

The Company expects to raise additional capital for its real estate operations in the San Jacinto Valley, (California) where a $3 billion recreational reservoir is nearing completion and to continue to seek out investment opportunities in high tech emerging growth companies.

REVENUES. Revenues for the three months ended March 31, 1999, decreased by $43,065 or 18% to $200,593 from $243,658 for the three months ended March 31, 1998. This decrease resulted from decrease in home building.

EXPENSES. Total expenses for the three months ended March 31, 1999, decreased by $319,737 or 66% to $168,336 from $488,073 for the three months ended March 31, 1998. This decrease resulted from lower home building development costs. General and administrative expenses for the three months ended March 31, 1999, increased by $3,520 or 3% to $165,775 from $162,255 for the three months March 31, 1998.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the three months ended March 31, 1999, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 1999, the Company had cash of $91,567.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PEACOCK FINANCIAL CORPORATION

May 14, 1999                      /s/ Steven R. Peacock
--------------------              -----------------------------
Date                              Steven R. Peacock
                                  President and Chief Executive Officer

May 14, 1999                      /s/ Lisa Martinez
--------------------              -----------------------------
Date                              Lisa Martinez
                                  Secretary