Form 10-Q
period 1999-06-30
PEACOCK FINANCIAL CORP
filed 1999-07-29
CIK 748268

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                   ________________________________________

                                   FORM 10-Q

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the quarterly period ended June 30, 1999       Commission File No. 2-91651-D

                               Peacock Financial
                                  Corporation

                      Colorado                                             87-0410039
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification Number)

                              248 E. Main Street
                             San Jacinto, CA 92583
             (Address and zip code of principal executive offices)

                                (909) 487-8911
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             [X]  YES     [_]  NO


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Common Stock                            31,200,796 Shares Outstanding
      $0.001 par value                              as of June 30, 1999

                         PEACOCK FINANCIAL CORPORATION
                              REPORT ON FORM 10-Q

                          QUARTER ENDED JUNE 30, 1999

TABLE OF CONTENTS
_______________________________________________________________________

                                                                  Page
                                                                 Number
                                                                 ------
PART I.      FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
             . CONSOLIDATED BALANCE SHEETS
               AS OF JUNE 30, 1999, AND
               DECEMBER 31, 1998                                  3 & 4

             . CONSOLIDATED STATEMENTS OF
               OPERATIONS SIX MONTHS ENDED
               JUNE 30, 1999 AND 1998                             5 & 6

             . CONSOLIDATED STATEMENTS OF
               CHANGES IN STOCKHOLDERS' EQUITY
               AS OF JUNE 30, 1999                                7 & 8

             . CONSOLIDATED STATEMENTS OF
               CASH FLOWS AS OF JUNE 30, 1999
               AND JUNE 30, 1998                                 9 & 10

             . NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS

     ITEM 2.   NOTES TO THE FINANCIAL STATEMENTS

     ITEM 3.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATION

PART II.       OTHER INFORMATION AND SIGNATURES

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                          Consolidated Balance Sheets

                              ASSETS
                              ------
                                                     June 30,     December 31,
                                                    --------------------------
                                                       1999           1998
                                                    -----------    -----------
CURRENT ASSETS

 Cash and cash equivalents                          $    63,458    $         -
 Notes receivables                                       36,300         19,300
 Accounts receivable                                      4,750              -
  Due from related party                                  5,295          2,396
                                                    -----------    -----------

   Total Current Assets                                 109,803         21,696
                                                    -----------    -----------

FIXED ASSETS, at cost, net of accumulated
 depreciation of $83,034 and $80,299,
 respectively                                             1,610        366,780
                                                    -----------    -----------


OTHER ASSETS

 Notes receivable - related parties                     473,230        114,000
 Developer fees receivable                               82,628        154,077
 Development costs                                    1,216,036      1,216,036
 Investments in limited partnerships                  1,224,292      1,224,292
 Other investments                                    1,000,000        200,000
 Licensing rights                                        30,000         30,000
 Other assets                                            48,151         29,201
                                                    -----------    -----------

  Total Other Assets                                  4,074,337      2,967,606
                                                    -----------    -----------

     TOTAL ASSETS                                   $ 4,185,750    $ 3,356,082
                                                    ===========    ===========

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                    Consolidated Balance Sheets (Continued)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                       June 30,    December 31,
                                                     --------------------------
                                                         1999          1998
                                                     -----------   ------------

CURRENT LIABILITIES

  Accounts payable                                   $   230,956    $   227,743
  Bank overdraft                                               -          4,509
  Other current liabilities                              241,997        280,982
  Lines of credit                                          2,678          6,365
  Notes payable - current portion                        434,322        753,060
  Note payable to stockholder                             29,298         57,058
                                                     -----------    -----------

     Total Current Liabilities                           939,251      1,329,717
                                                     -----------    -----------

LONG-TERM DEBT

  Notes payable - long term                              734,893        864,501
                                                     -----------    -----------

     Total Liabilities                                 1,674,144      2,194,218
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized
   at $0.01 par value; 672,300 and 672,300 shares
   issued and outstanding, respectively                    6,723          6,723
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 31,200,796 and 20,750,370
   shares issued and outstanding, respectively            31,201         20,750
  Additional paid-in capital                           4,606,511      3,519,882
  Capital reserve                                         (3,666)             -
  Accumulated deficit                                 (2,129,163)    (2,385,491)
                                                     -----------    -----------

  Total Stockholders' Equity                           2,511,606      1,161,864
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 4,185,750    $ 3,356,082
                                                     ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                     Consolidated Statements of Operations

                                             For 6 Months Ended           For 3 Months Ended
                                            ------------------------------------------------------
                                            June 30,      June 30,        June 30,         June 30,
                                              1999          1998            1999             1998
                                            ---------    ----------  -------------------   --------
REVENUES

  Home building and development sales      $       -   $   313,868           $        -    $   80,196
  Property management and administration
   income                                      2,370         2,100                1,777         1,200
  Investment banking income                  600,000             -              400,000             -
  Other income                                 3,824         9,586                3,824           500
                                            --------   -----------           ----------    ----------

     Total Revenues                          606,194       325,554              405,601        81,896
                                            --------   -----------           ----------    ----------

EXPENSES

  Home building and development costs              -       401,058                    -        76,179
  General and administrative                 322,901       489,188              157,126       326,934
  Depreciation and amortization                2,735         1,878                  174           939
                                            --------   -----------           ----------    ----------

     Total Expenses                          325,636       892,124              157,300       404,052
                                            --------   -----------           ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS     280,558      (566,570)             248,301      (322,156)
                                            --------   -----------           ----------    ----------

OTHER INCOME (EXPENSE)

  Loss on investments                        (25,000)            -              (25,000)            -
  Other income                                70,000             -                    -             -
  Interest expense                           (70,275)      (48,179)             (33,248)      (23,735)
  Other expense                                 (800)         (800)                   -             -
                                            --------   -----------           ----------    ----------

     Total Other Income (Expense)            (26,075)      (48,979)             (58,248)      (23,735)
                                            --------   -----------           ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                         254,483      (615,549)             190,053      (345,891)

INCOME TAXES                                       -             -                    -             -
                                            --------   -----------           ----------    ----------

NET INCOME (LOSS)                          $ 254,483   $  (615,549)          $  190,053    $  (34,891)
                                           =========   ===========           ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Operations (Continued)

                                       For 6 Months Ended        For 3 Months Ended
                                  ----------------------------------------------------
                                     June 30,        June 30,     June 30,    June 30,
                                      1999            1998         1999        1998
                                  -----------    -----------   ----------   ----------
EARNINGS (LOSS) PER SHARE

  Continued operations                   0.01          (0.03)        0.01        (0.01)
  Discontinued operations                0.00           0.00         0.00         0.00
                                  -----------    -----------   ----------   ----------

EARNINGS (LOSS) PER SHARE                0.01          (0.03)        0.01        (0.01)
                                  ===========    ===========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING          29,700,396     20,412,652   30,972,996   27,912,652
                                  ===========    ===========   ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                Consolidated Statements of Stockholders' Equity

                                                                          Additional
                                 Preferred Stock       Common Stock        Paid-in     Accumulated
                                 ----------------  --------------------
                                 Shares   Amount     Shares      Amount    Capital       Deficit
                                 -------  -------  ----------   -------  -----------  -------------
Balance,
 December 31, 1996               672,300    6,723  10,695,295    10,695    2,215,474     (1,074,064)

Common stock issued
 for cash                              -        -     422,002       422       59,618              -

Common stock issued
 for services                          -        -     646,500       647       83,459              -

Accrued dividends                      -        -           -         -      (23,172)             -

Net income for the
 year ended December
 December 31, 1997                     -        -           -         -            -        222,009
                                 -------  -------  ----------   -------   ----------   ------------

Balance,
 December 31, 1997               672,300   $6,723  11,763,797   $11,764   $2,335,379    $  (852,055)
                                 -------  -------  ----------   -------   ----------   ------------

Common stock issued
 for cash                              -        -   1,609,413     1,609      217,456              -

Common stock issued
 for services                          -        -   3,108,040     3,108      599,967              -

Common stock issued on
 conversion of debentures              -        -   1,559,834     1,560      104,033              -

Common stock issued for
 investments and
 licensing rights                      -        -   2,420,000     2,420      257,580              -

Common stock issued under
 failed financing package              -        -     289,286       289       28,639              -

Accrued dividends                      -        -           -         -      (23,172)             -

Net income for the year
 ended December 31, 1998               -        -           -         -            -     (1,533,436)
                                 -------  -------  ----------   -------   ----------   ------------

Balance
 December 31, 1998               672,300   $6,723  20,750,370   $20,750   $3,519,882    $(2,385,491)
                                 =======  =======  ==========   =======   ==========   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                Consolidated Statements of Stockholders' Equity

                                                                   Additional
                             Preferred Stock     Common Stock       Paid-in     Accumulated
                             ---------------  -------------------
                             Shares   Amount    Shares    Amount    Capital      Deficit
                             -------  ------  ----------  -------  ----------   -----------

Common stock issued
 for cash                          -       -   8,365,555  $ 8,366  $  756,300             -

Common stock issued
 for services                      -       -       8,571        9         600             -

Common stock issued on
 conversion of debentures          -       -     826,300      826      41,315             -

Common stock issued
 for investments and
 licensing rights                  -       -   1,250,000    1,250     300,000             -

Peacock International
 Corporation                       -       -           -        -           -         1,845

Accrued dividends                  -       -           -        -     (11,586)            -

Net income (loss) for
 the period ended
 June 30, 1999                     -       -           -        -           -       272,155
                             -------  ------  ----------  -------  ----------   -----------

Balance,
 June 30, 1999               672,300  $6,723  31,200,796  $31,201  $4,606,511   $(2,111,491)
                             =======  ======  ==========  =======  ==========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                     Consolidated Statements of Cash Flows

                                                   June 30,     June 30,
                                                     1999         1998
                                                  ---------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                               $ 254,483       (615,549)
  Adjustments to reconcile net income (loss)
    to net cash used by operating activities:
    Depreciation and amortization                     2,735          1,878
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                       29,800         35,390
   (Increase) decrease in accounts
    receivable - related parties                     (2,899)   (10,016,455)
   (Increase) decrease in other assets               (6,000)          (655)
   Increase (decrease) in accounts payable            9,813        (44,601)
   Increase (decrease) in other liabilities         (34,855)        22,410
                                                  ---------   ------------

     Net Cash Used by Operating Activities          253,077    (10,617,582)
                                                  ---------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Note receivable                                  (242,930)             -
  Construction in progress                                -        374,221
  Purchase of property and equipment                363,228        (20,884)
                                                  ---------   ------------

     Net Cash Used by Investing Activities          120,298        353,337
                                                  ---------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to (from) shareholders                          5,592         (7,873)
  Repayment of notes payable                       (276,088)      (182,330)
  Repayment of long-term borrowings                 (52,963)        (9,264)
  Stock issued for cash                             291,041     10,439,718
                                                  ---------   ------------

     Net Cash Provided by Financing Activities    $ (32,418)  $ 10,240,251
                                                  ---------   ------------

 The accompanying notes are an integral part of these consolidated financial statements

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Cash Flows (Continued)

                                              For the 6 Months Ended
                                               June 30,    June 30,
                                                 1999        1998
                                              ---------  ----------

NET DECREASE IN CASH                           $(28,109)  $ (23,994)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             91,567      14,777
                                               --------   ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                     $ 63,458   $  (9,217)
                                               ========   =========

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

  Common stock issued for debentures           $ 51,565   $       -
  Common stock issued for debt                 $    600   $       -
  Common stock issued for services             $300,000   $ 210,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

  Interest paid, net of amount capitalized     $ 37,568   $  22,604
  Income taxes paid                            $      -   $       -

 The accompanying notes are an integral part of these consolidated financial statements

                         PEACOCK FINANCIAL CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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

Results of Operations - Three months ended June 30, 1999, compared to the three months ended June 30, 1998.

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

The Company expects to raise additional capital for its real estate operations in the San Jactino Valley (California), where a $3 billion recreational reservoir is nearing completion and to continue to seek out investment opportunities in high tech emerging growth companies.

Revenues. Revenues for the three months ended June 30, 1999, increased by $323,705 or 80% to $405,601 from $81,896 for the three months ended June 30, 1998. This increase resulted from fees charged for investment banking services as well as an increase in property management income and administration revenues.

Expenses. Total expenses for the three months ended June 30, 1999, decreased by $246,752 or 61% to $157,300 from $404,052 for the three months ended June 30, 1998. This decrease resulted from lower home building costs. General and administrative expenses for the three months ended June 30, 1999, decreased by $169,808 or 52% to $157,126 from $326,934 for the three months June 30, 1998.
This decrease was primarily due to streamling our operations resulting in lower salaries.


Results of Operations - Six months ended June 30, 1999, compared to the six months ended June 30, 1998.

In the first two quarters, the Company raised $607,250 in capital which was used for working capital, debt reduction and investments. Its primary investment was into Solutions Media, Inc., an internet company focused on the development of an interface technology for the convergence of all forms of media into High Definition Television.

Revenues. Revenues for the six months ended June 30, 1999, increased by $280,640 or 47% to $606,194 from $325,554 for the six months ended June 30, 1998. This increase resulted from fees charged for investment banking services as well as an increase in property management and administration income.

Expenses. Total expenses for the six months ended June 30, 1999, decreased by $566,488 or 64% to $325,636 from $892,124 for the six months ended June 30, 1998. This decrease resulted from lower home building development costs. General and administrative expenses for the six months ended June 30, 1999, decreased by $166,287 or 34% to $322,901 from $489,188 for the six months ended June 30, 1998 primariy due to streamlining our operations resulting in lower salaries.

Changes in Financial Condition, Liquidity and Capital Resource.

For the six months ended June 30, 1999, the Company funded its operations and capital requirements partially with its own capital and partially with proceeds from stock offerings. As of June 30, 1999, the Company had cash of $63,458.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PEACOCK FINANCIAL CORPORATION


 July 29, 1999                  /s/ Steven R. Peacock
-----------------------        ----------------------------------------------
Date                           Steven R. Peacock
                               President and Chief Executive Officer


 July 29, 1999                  /s/ Lisa Martinez
-----------------------        ----------------------------------------------
Date                           Lisa Martinez
                               Secretary