Form 10-Q
period 1999-09-30
PEACOCK FINANCIAL CORP
filed 1999-11-12
CIK 748268

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
--------------------------------------------------------------------------------
                                   FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the quarterly period ended September 30, 1999  Commission File No. 2-91651-D

                               PEACOCK FINANCIAL
                                  CORPORATION

---------------------------------------------------------------------------------------------------------
                      COLORADO                                                  87-0410039
---------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)
---------------------------------------------------------------------------------------------------------

                            2531 SAN JACINTO STREET
                             San Jacinto, CA 92583
             (Address and zip code of principal executive offices)

                                (909) 652-3885
             (Registrant's telephone number, including area code)

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

---------------------------------------------------------------------------------------------------------
                 COMMON STOCK                                   32,185,056 SHARES OUTSTANDING
               $0.001 PAR VALUE                                   AS OF SEPTEMBER 30, 1999
---------------------------------------------------------------------------------------------------------

                         PEACOCK FINANCIAL CORPORATION
                              REPORT ON FORM 10Q

                       QUARTER ENDED SEPTEMBER 30, 1999

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                      Page
                                                                     Number
                                                                     ------

PART I.                   FINANCIAL INFORMATION

              ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                          *   CONSOLIDATED BALANCE SHEETS
                              AS OF SEPTEMBER 30, 1999, AND
                              DECEMBER 31, 1998                       3 & 4

                          *   CONSOLIDATED STATEMENTS OF
                              OPERATIONS THREE MONTHS ENDED
                              SEPTEMBER 30, 1999 AND 1998             5 & 6

                          *   CONSOLIDATED STATEMENTS OF
                              CHANGES IN STOCKHOLDERS' EQUITY
                              AS OF SEPTEMBER 30, 1999                7 & 8

                          *   CONSOLIDATED STATEMENTS OF
                              CASH FLOWS AS OF SEPTEMBER 30,
                              1999 AND SEPTEMBER 30, 1998             9 & 10

                          *   NOTES TO CONSOLIDATED FINANCIAL
                              STATEMENTS                                11

              ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS
                          OF OPERATIONS                             12, 13 & 14


PART II.                  OTHER INFORMATION AND SIGNATURES              15

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                          Consolidated Balance Sheets


                                    ASSETS

                                                                   September 30,          December 31,
                                                                       1999                  1998
                                                                   ----------             ----------
CURRENT ASSETS

  Cash and cash equivalents                                            59,701                    -0-
  Notes receivable                                                    317,893                 19,300
  Due from related party                                               (5,348)                 2,396
                                                                   ----------             ----------

    Total Current Assets                                              372,246                 21,696


FIXED ASSETS, at cost, net of accumulated depreciation
  of $83,034 and $80,299, respectively                                  2,610                366,780


OTHER ASSETS

  Notes receivable - related parties                                  114,000                114,000
  Developer fees receivable                                            58,728                154,077
  Development costs                                                 1,216,036              1,216,036
  Investments in limited partnerships                               1,224,292              1,224,292
  Other investments                                                   901,730                200,000
  Licensing rights                                                     30,000                 30,000
  Other assets                                                         48,151                 29,201
                                                                   ----------             ----------
    Total Other Assets                                              3,592,937              2,967,606
                                                                   ----------             ----------

    TOTAL ASSETS                                                   $3,967,793             $3,356,082
                                                                   ==========             ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                          Consolidated Balance Sheets


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                September 30,         December 31,
                                                                                    1999                 1998
                                                                                 ----------           ----------
CURRENT LIABILITIES

  Accounts payable                                                                 $227,193             $227,743
  Bank overdraft                                                                        -0-                4,509
  Other current liabilities                                                         263,746              280,982
  Lines of credit                                                                     2,677                6,365
  Notes payable - current portion                                                   422,322              753,060
  Note payable to stockholder                                                        51,198               57,058
                                                                                 ----------           ----------

    Total Current Liabilities                                                       967,136            1,329,717


LONG-TERM DEBT

  Notes payable - long term                                                         730,296              864,501
                                                                                 ----------           ----------
    Total Liabilities                                                             1,697,432            2,194,218


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock:  10,000,000 shares authorized at $0.01
   par value; 672,300 and 672,300 shares issued and
   outstanding, respectively                                                          6,723                6,723

  Common stock:  250,000,000 shares authorized at
   $0.001 par value; 32,185,056 and 20,750,370
   shares issued and outstanding, respectively                                       32,185               20,750
  Capital reserve                                                                    (3,666)                 -0-
  Additional paid-in capital                                                      4,512,972            3,519,882
  Accumulated deficit                                                            (2,277,853)          (2,385,491)
                                                                                 ----------           ----------

    Total Stockholders' Equity                                                    2,270,361            1,161,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $3,967,793           $3,356,082
                                                                                 ==========           ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                     Consolidated Statements of Operations

                                                            For 9 Months Ended                       For 3 Months Ended
                                                    ------------------------------------       ----------------------------------
                                                     September 30,         September 30,       September 30,         September 30,
                                                         1999                  1998                1999                 1998
                                                       --------            -----------           ---------            ---------
REVENUES

  Home building and development sales                  $    -0-               $453,412          $     -0-              $139,544
  Property management and administration income           2,755                  3,300                385                 1,200
  Investment banking income                             600,000                    -0-                -0-                   -0-
  Other income                                           20,121                 14,283             16,297                 4,697
                                                       --------             ----------            --------             --------
    Total Revenues                                      622,876                470,995             16,682               145,441

EXPENSES

  Home building and development costs                       -0-                540,602                -0-               139,544
  General and administrative                            466,953                883,188            144,053               393,930
  Depreciation and amortization                           2,735                  2,817                -0-                   939
                                                       --------             ----------            --------             --------
    Total Expenses                                      469,688              1,426,607             144,053              534,413
                                                       --------             ----------            --------             --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                153,188               (955,612)           (127,371)            (388,972)

OTHER INCOME (EXPENSE)

  Interest income                                         7,556                    -0-               7,556                  -0-
  Interest expense                                      (99,951)               (72,443)            (29,676)             (24,264)
  Other expense                                             -0-                 (2,400)                800               (1,600)
  Gain (loss) on investments                             45,000                    -0-                 -0-                  -0-
                                                       --------            -----------           ---------            ---------
    Total Other Income (Expense)                        (47,395)               (74,843)            (21,320)             (25,864)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                          105,793             (1,030,455)           (148,691)            (414,836)

  Income taxes                                              -0-                    -0-                 -0-                  -0-
                                                       --------            -----------           ---------            ---------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS           $105,793            ($1,030,455)          ($148,691)           ($414,836)
                                                       ========            ===========           =========            =========


       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Operations (Continued)

                                               For 9 Months Ended                       For 3 Months Ended
                                         ---------------------------------       ----------------------------------
                                         September 30,       September 30,       September 30,        September 30,
                                             1999                1998                1999                 1998
                                         ----------           ----------         ----------            ----------
NET INCOME (LOSS)                        $  105,793          ($1,030,385)         ($148,691)            ($414,836)
                                         ==========           ==========         ==========            ==========

EARNINGS (LOSS) PER SHARE                $     0.01           $    (0.07)        $    (0.01)           $    (0.03)
                                         ==========           ==========         ==========            ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING               31,756,963           14,705,959         32,066,796            10,375,373
                                         ==========           ==========         ==========            ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                Consolidated Statements of Stockholders' Equity

                                       Preferred Stock                  Common Stock                 Additional
                                  --------------------------         -----------------------          Paid-in         Accumulated
                                     Shares           Amount         Shares           Amount          Capital          Deficit
                                     -------          ------         ------           ------          ---------       -----------
Balance December 31, 1996            672,300          $6,723        10,695,295        $10,695          $2,215,474       ($1,074,064)

Common stock issued for cash             -0-             -0-           422,002            422              59,618               -0-


Stock issued for services                -0-             -0-           646,500            647              83,459               -0-

Accrued dividends                        -0-             -0-               -0-            -0-             (23,172)              -0-

Net income (loss) for the
  year ended December 31,
  1997                                   -0-            -0-               -0-            -0-                 -0-           222,009
                                     -------           -----        ----------         ------           ---------         ---------

Balance, December 31, 1997           672,300           6,723        11,763,797         11,764           2,335,379          (852,055)
                                     -------           -----        ----------         ------           ---------         ---------

Common stock issued for cash             -0-             -0-         1,609,413          1,609             217,456               -0-

Common stock issued for services         -0-             -0-         3,108,040          3,108             599,967               -0-

Common stock issued on
  conversion of debentures               -0-             -0-         1,559,834          1,560             104,033               -0-

Common stock issued for
  investments and
  licensing rights                       -0-             -0-         2,420,000          2,420             257,580               -0-

Common stock issued under
  failed financing package               -0-             -0-           289,286            289              28,639               -0-

Accrued dividends                        -0-             -0-               -0-            -0-             (23,172)              -0-

Net income (loss) for the
  period ended December 31,
  1998                                   -0-             -0-               -0-            -0-                 -0-        (1,533,436)
                                     -------           -----        ----------         ------           ---------         ---------

Balance, December 31, 1998           672,300           6,723        20,750,370         20,750           3,519,882        (2,385,491)
                                     -------           -----        ----------         ------           ---------         ---------

       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
          Consolidated Statements of Stockholders' Equity (Continued)

                                                    Preferred Stock              Common Stock               Additional
                                                ---------------------------------------------------------    Paid-in     Accumulated
                                                Shares         Amount        Shares         Amount           Capital      Deficit
                                                -------       ------       ----------       -------         ---------   ----------
Balance, December 31, 1998                      672,300       $6,723       20,750,370       $20,750         3,519,882  ($2,385,491)
                                                -------       ------       ----------       -------         ---------   ----------
Common stock issued for cash                        -0-          -0-         9,349,815        9,350           668,553          -0-

Common stock issued for services                    -0-          -0-             8,571            9               600          -0-

Common stock issued on conversion of debentures     -0-          -0-           826,300          826            41,315          -0-

Common stock issued for investments and
  licensing rights                                  -0-          -0-         1,250,000        1,250           300,000           -0-

Peacock International Corp                          -0-          -0-              -0-           -0-               -0-         1,845

Accrued dividends                                   -0-          -0-              -0-           -0-           (17,379)          -0-

Net income (loss) for the year ended
  September 30, 1999                                -0-          -0-              -0-           -0-               -0-       105,793

Balance September 30, 1999                      672,300       $6,723       32,185,056       $32,185         4,512,971   ($2,277,853)
                                                -------       ------       ----------       -------         ---------   ----------


       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
                     Consolidated Statements of Cash Flows

                                                                       For the 9 Months Ended
                                                                  September 30,        September 30,
                                                                  ------------         -------------
                                                                     1999                   1998
                                                                   ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                 $105,793            ($1,030,385)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
  Depreciation and amortization                                        2,735                  2,817
  Changes in operating assets and liabilities:
  (Increase) decrease in accounts and notes receivable              (203,244)                51,022
  (Increase) decrease in accounts receivable - related parties         7,744                (23,132)
  (Increase) decrease in other assets                               (720,680)                  (735)
  Increase (decrease) in accounts payable                               (550)                (7,962)
  Incresae (decrease) in other liabilities                           (20,924)                40,287
                                                                   ---------              ---------
    Net Cash Used by Operating Activities                          ($829,126)             ($968,088)
                                                                   =========              =========
CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in progress                                               -0-                374,222
  Purchase of property and equipment                                 364,170                (20,884)
                                                                   ---------              ---------

    Net Cash Used by Investing Activities                           $364,170               $353,338
                                                                   =========              =========

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to (from) shareholders                                          (5,860)               (10,158)
  Repayment of notes payable                                        (330,738)              (123,346)
  Repayment of long-term borrowings                                 (134,205)               (12,280)
  Stock issued for cash                                              999,969                753,389
                                                                   ---------              ---------
    Net Cash Provided by Financing Activities                       $529,166               $607,605
                                                                   =========              =========

      The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Cash Flows (Continued)

                                                          For the 9 Months Ended
                                                     September 30,        September 30,
                                                     ------------         ------------
                                                         1999                 1998
                                                       -------               ------
NET INCREASE IN CASH                                   $64,210              ($7,145)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        (4,509)              14,777
                                                       -------               ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $59,701               $7,632
                                                       -------               ------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

  Common stock issued for debentures                   $51,565                  -0-
  Common stock issued for debt                          $8,452                  -0-
  Common stock issued for services                    $300,000             $470,275


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

  Interest paid, net of amount capitalized             $50,424              $25,999
  Income taxes paid                                        -0-                  -0-


      The accompanying notes are an integral part of these consolidated financial statements.

                         PEACOCK FINANCIAL CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


1. The interim financial statements area prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2.       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1993 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


MANAGEMENT DISCUSSION
Peacock Financial Corporation (Company) is a diversified company that makes direct investments in and provides management services to emerging businesses. The Company intends to continue expanding through the internal development of its present operations and as well as the acquisition of additional business ventures. Since filing with the SEC to become a Business Development Corporation in September of 1998, the Company has formed two new affiliate operating companies with substantial ownership positions in each, and has made significant investments in three emerging growth companies.

CURRENT OPERATING COMPANIES CONSIST OF THE FOLLOWING:
----------------------------------------------------
Peacock Real Estate Development Corporation (PDC): is a wholly owned subsidiary with a 23 year operating history of successful real estate development in California and Oregon. Through a broad corporate background and network of affiliates, PDC has the capability of designing, building and managing any real estate project in the continental United States. Current holdings are focused in the San Jacinto Valley, CA, where the Company controls approximately 450 residential lots, 30 acres of commercially zoned property, and 11 acres zoned for senior apartments. Most of these assets are in the master planned community of Rancho San Jacinto, developed by PDC.

Vir-Tek Company (VTC): was formed as a partnership between Mr. Virgil Woolfolk and Peacock Financial Corporation. Mr. Woolfolk controls 51% of VTC, and the Company 49%. This partnership was formed to take advantage of recent federal legislation allocating 3% of all federally funded projects to Disabled Veteran Business Enterprises (DVBE) under which VTC qualifies. VTC is currently obtaining the necessary accreditation while pursuing strategic alliances with a variety of major companies that contract with governmental agencies. These companies are highly experienced in engineering, environmental assessments and construction, and have extensive track records in governmental contracting.

DOTCOM Ventures, LLC (DCV): was formed for the purpose of pursuing revenue and equity opportunities in the Internet and E-commerce industry, while assisting the Company in the identification and development of Internet related investments. The Company owns 51% of DCV. DCV has a talented team experienced in the successful launch of multiple Internet and technology start-up companies. DCV currently has three contracts with companies to design new websites. DCV also will assist the Company with website upgrades and marketing materials.

CURRENT EMERGING GROWTH INVESTMENT HOLDINGS CONSIST OF THE FOLLOWING:
---------------------------------------------------------------------
Solutions Media, Inc (SMI): and its Spinrecords.Com, is a development stage company that licenses, develops, and markets musical recordings for direct file transfer, or "downloading", to consumers over the Internet through the new innovative technology commonly referred to as MP3. SMI has stated its intention to file with the SEC for an Initial Public Offering and has retained the firm of Brobek, Phleger & Harrison as SEC counsel. The Company currently owns 800,000 shares of common stock in SMI and intends on distributing 300,000 shares to its stockholders prior to the Public Offering.

San Diego Soccer Development Corporation (SDSDC): was founded to develop, own and run a professional soccer team in San Diego, CA, with the ultimate goal of becoming a major league soccer franchise. SDSDC operates as the San Diego "FLASH" soccer club and competes in the A-League in America's Division II professional league. SDSDC recently filed a Form 10-SB with the SEC. SDSDC stock is expected to be trading on the OTC-BB exchange before the end of 1999. Recent press releases include an application with the world Indoor Soccer League to play the 2000 indoor season under the "FLASH" logo. SDSDC has acquired a 75% ownership position in the Riverside Soccer Development Corporation, a Division III soccer club, and will serve as a farm team for the "FLASH". The Company currently owns 500,000 common shares of SDSDC. The Company's CEO is a member of the SDSDC Board of Directors.

San Francisco Soccer Development Corporation (SFSDC): was founded for the same purpose as SDSDC in San Francisco. SFSDC operates as the San Francisco "SEALS" and competes in the A-League. The Company currently owns 200,000 shares of SFDSC common stock, with an option to purchase an additional 200,000 shares at fifty cents ($0.50) per share. The Company expects SFSDC to file a Form 10SB with the SEC in the year 2000.

IPO/Emerging Growth, LLC: is an investment vehicle formed and managed by Mr. Michael Brette of Capital Asset Management. Mr. Brette is also a Director of the Company. IPO/Emerging Growth, LLC was formed to raise capital to acquire positions in emerging growth companies and to take them public through the Company in what is known as a "spin-off" process. The Company holds an investment position in IPO/Emerging Growth, LLC, currently valued at $100,000.00.

ANALYSIS OF FINANCIAL CONDITION
Management believes that the key to a successful Business Development Corporation is the ability to produce ongoing revenues and profits from operating subsidiaries which will allow for an orderly due diligence process when investing in start-up and emerging growth companies.

The Company has formed three operating subsidiaries which are strategically positioned to produce both revenues and profits in the near future. These subsidiaries contain key personnel and have niche opportunities which have matured to the point of producing cash flow and bottom line profits to the Company.

The Company's investments are about to mature with Solutions Media, Inc. expected to file its IPO soon and San Diego Soccer Development Corporation expected to be trading its stock on the OTC-BB exchange before year end.

It is management's belief that these two investments are substantially undervalued and that the Solutions Media, Inc. investment could produce a "windfall" profit to the company.

Results of Operations - Three months ended September 30, 1999, compared to the three months ended September 30, 1998.

Revenues. Revenues for the three months ended September 30, 1999, decreased by $128,759 or 89% to $16,682 from $145,441 for the three months ended September 30, 1998. This decrease resulted from reduction in home building.

Expenses. Total expenses for the three months ended September 30, 1999, decreased by $390,360 or 73% to $144,053 from $534,413 for the three months ended September 30, 1998. This decrease resulted from lower home building development costs. General and administrative expenses for the three months ended September 30, 1999 decreased by $249,877 or 64% to $144,053 from $393,930 for the three months ended September 30, 1998, primarily due to the streamlining of our operations resulting in lower salaries.


Results of Operations - Nine months ended September 30, 1999, compared to the nine months ended September 30, 1998

Revenues. Revenues for the nine months ended September 30, 1999, increased by $151,881 or 25% to $622,876 from $470,995 for the nine months ended September 30, 1998. This increase resulted from fees charged for investment banking services as well as an increase in administrative income.

Expenses. Total expenses for the nine months ended September 30, 1999, decreased by $956,918 or 67% to $469,689 from $1,426,607 for the nine months ended September 30, 1998. This decrease resulted from lower home building development costs. General and administrative expenses for the nine months ended September 30, 1999, decreased by $416,234 or 48% to $466,954 from $883,188 for the nine months ended September 30, 1998, primarily due to the streamlining of our operations resulting in lower salaries.

Changes in Financial Condition, Liquidity and Capital Resource.

For the nine months ended September 30, 1999, the Company funded its operations and capital requirements partially with its own capital and partially with proceeds from stock offerings. As of September 30, 1999, the Company had cash of $59,701.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PEACOCK FINANCIAL CORPORATION
                                           Registrant


November 12, 1999                          /s/ Steven R. Peacock
-------------------------------            ---------------------------------
Date                                       Steven R. Peacock
                                           President and Chief Executive Officer


November 12, 1999                          /s/ Lisa Martinez
-------------------------------            ---------------------------------
Date                                       Lisa Martinez
                                           Secretary