Form 10KSB/A
period 1998-12-31
PEACOCK FINANCIAL CORP
filed 2000-02-10
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                  --------------------------------------------------
                                   FORM 10-KSB/A
                                   AMENDMENT NO.2

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 1998
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934   For the transition period from . . . to . . . .

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


            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, $.001 PAR VALUE
                                 (TITLE OF CLASS)

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


This Amendment No. 2 applies to Item 7 and Item 13 only.



Item 7.  Financial Statements.

The financial statements required by this item begin immediately following
Item 13 of this report.


Item 13.  Exhibits and Reports on Form 8-K.

   (a) Exhibit Table.

None

   (b) Reports on Form 8-K filed during the quarter ended December 31, 1998.

None.



	PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES

	CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 1998








	C O N T E N T S


Independent Auditors' Report 	  3

Consolidated Balance Sheet	  4

Consolidated Statements of Operations 	  6

Consolidated Statements of Stockholders' Equity 	  8

Consolidated Statements of Cash Flows 	  9

Notes to the Consolidated Financial Statements 	11



INDEPENDENT AUDITORS' REPORT

Peacock Financial Corporation and Subsidiaries
Board of Directors
San Jacinto, California

We have audited the accompanying consolidated balance sheet of Peacock Financial Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial tatements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peacock Financial Corporation and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 16 to the consolidated financial statements, the Company has suffered losses from operations for the years ended December 31, 1998 and 1997, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16.
 The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Jones, Jensen & Company
Salt Lake City, Utah
March 30, 1999






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




                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Operations


                                                                      For the
Year Ended

December 31,
                                                               --------------
--------------
                                                                   1998
1997
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




                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Operations (Continued)



                                                                      For the
Year Ended

December 31,
                                                               --------------
--------------
                                                                   1998
1997
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





                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                   Consolidated Statements of Stockholders' Equity



                                        Preferred Stock             Common
Stock          Additional
                                  -------------------------   ---------------
----------     Paid-in     Accumulated
                                    Shares         Amount       Shares
Amount       Capital       Deficit
                                  -----------   -----------   -----------   -
----------   -----------   -----------
Balance,
 December 31, 1996                    672,300   $     6,723    10,695,295   $
10,695   $ 2,215,474   $(1,074,064)

Common stock issued
 for cash                                 -             -         422,002
422        59,618           -

Common stock issued
 for services                             -             -         646,500
647        83,459           -

Accrued dividends                         -             -             -
-         (23,172)          -

Net income for the
 year ended
 December 31, 1997                        -             -             -
-             -         222,009
                                  -----------   -----------   -----------   -
----------   -----------   -----------

Balance,
 December 31, 1997                    672,300         6,723    11,763,797
11,764     2,335,379      (852,055)

Common stock issued
 for cash                                 -             -       1,609,413
1,609       217,456           -

Common stock issued
 for services                             -             -       3,108,040
3,108       599,967           -

Common stock issued on
 conversion of debentures                 -             -       1,559,834
1,560       104,033           -

Common stock issued
 for investments and
 licensing rights                         -             -       2,420,000
2,420       257,580           -

Common stock issued
 under failed financing
 package                                  -             -         289,286
289        28,639           -

Accrued dividends                         -             -             -
-         (23,172)          -

Net (loss) for  the
 year ended
 December 31, 1998                        -             -             -
-             -      (1,533,436)
                                  -----------   -----------   -----------   -
----------   -----------   -----------

Balance,
 December 31, 1998                    672,300   $     6,723    20,750,370   $
20,750   $ 3,519,882   $(2,385,491)
                                  -----------   -----------   -----------   -
----------   -----------   -----------
                                  -----------   -----------   -----------   -
----------   -----------   -----------




The accompanying notes are an integral part of these consolidated financial statements.




                   PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows


                                                                       For
the Year Ended

December 31,
                                                                -------------
------------------
                                                                    1998
1997
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




                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Cash Flows (Continued)



                                                                       For
the Year Ended

December 31,
                                                                -------------
------------------
                                                                    1998
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


         Following is a summary of the investments held as of December 31, 1998:



                        33% interest in IPO/Emerging Growth Co.      $
100,000
                        5% interest in SDSDC
100,000
                                                                     --------
-----

                        Total                                        $
200,000
                                                                     --------
-----
                                                                     --------
-----








                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998


NOTE 7 - NOTES RECEIVABLE

         Notes receivable consist of the following at December 31, 1998:



         Note receivable at 10%, unsecured,
          principal and interest due March 17, 1999               $
10,000

         Note receivable at 6%, unsecured,
          principal and interest due August 17, 1999
9,300
                                                                  -----------
-

             Total Notes Receivable
19,300
             Less: Current Portion
(19,300)
                                                                  -----------
-

             Long-Term Notes Receivable                           $        -
                                                                  -----------
-
                                                                  -----------
-




NOTE 8 - LICENSING RIGHTS

         Licensing rights consist of the following at December 31, 1998:



         Licensing rights                                         $    60,000

         Accumulated amortization
(30,000)
                                                                  -----------
-

         Net licensing rights                                     $    30,000
                                                                  -----------
-
                                                                  -----------
-



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

------------

------------






                    PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES Notes to the Consolidated Financial Statements
                                 December 31, 1998

NOTE 10 - NOTES PAYABLE (Continued)

          The aggregate principal maturities of notes payable are as follows:



           Years Ending December 31,
Amount
           -------------------------                                      ---
---

                  1999                                                $
753,060
                  2000
364,501
                  2001
-
                  2002
-
                  2003
-
                  2004 and thereafter
500,000
                                                                      -------
-----

                  Total                                               $
1,617,561
                                                                      -------
-----
                                                                      -------
-----




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

The accompanying notes are an integral part of these consolidated financial statements.

                              POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby authorizes Steven R. Peacock, the agent for service named in this Report, with full power to act alone, to file one or more amendments to this Report, which amendments may make such changes in this Report as such agent for service deems appropriate, and the Registrant and each such person hereby appoints such agent for service as attorney-in-fact, with full power to act alone, to execute in the name and in behalf of the Registrant and any such person, individually and in each capacity stated below, any such amendments to this Report.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PEACOCK FINANCIAL CORPORATION (Registrant)



                                   By:  /s/ Steven R. Peacock
                                   ------------------------------------------
                                   Steven R. Peacock
                                   President and Chief Executive Officer


Date: February 9, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                              Date
---------                     -----                              ----

/s/ Steven R. Peacock
-------------------------                                    February 9, 2000
Steven R. Peacock             President, Chief Executive         -----------


/s/ Lisa L. Martinez          Secretary                      February 9, 2000

-------------------------                                        -----------