Form 10KSB
period 1999-12-31
PEACOCK FINANCIAL CORP
filed 2000-04-21
CIK 748268

                      Securities and Exchange Commission
                             Washington, DC 20549

                              __________________

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NO. 2-91651-D

                         PEACOCK FINANCIAL CORPORATION

        COLORADO                                       87-0410039
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

                2531 SAN JACINTO AVENUE SAN JACINTO, CA 92583
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                (909) 652-3885
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___.
                                      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OR REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 1999, WAS 37,810,508.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

ITEM 1 - BUSINESS
-----------------

February 1984, is a publicly traded diversified investment holding company that makes direct investments in and provides management services to emerging businesses. The Company intends to continue expanding through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures or increased Peacock Financial Corporation, a Colorado corporation (the Company), incorporated in ownership positions in its existing holdings.

The Company participates in the formation of, and invests in, emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to become viable and reach a significant milestone with the Company's initial investment as well as possessing a potential to generate significant revenues through strong intellectual property rights and experienced management. The Company continually seeks and evaluates investment opportunities that have the potential of earning significant returns in either new business ventures or by increasing its equity position in existing holdings. The Company has in the past, and may again in the future, raise capital specifically for the purpose of permitting it to make an investment that the company believes is attractive. The Company has significant economic interests in nine enterprises and takes an active role in each company's growth and advancement.

The Company's current enterprise portfolio includes the following:

  .    Peacock Real Estate Development Corporation (PDC)

  .    Vir-Tek Corporation (Vir-Tek)

  .    DOTCOM Ventures, LLC. (DOTCOM)

  .    Solutions Media, Inc. (Solutions Media)

  .    Desert Winds Entertainment, Corp. (Desert Winds)

  .    iNetPartners, Inc. (iNetPartners)

  .    San Diego Soccer Development Corporation (SDSDC)

  .    Las Vegas Soccer Development Corporation (LVSDC)

  .    San Francisco Soccer Development Corporation (SFSDC)

The Company generally invests in startup ventures with no operating histories, unproven technologies and products and, in some cases, the need for identification and implementation of experienced management. Because of the uncertainties and risks associated with such startup ventures, investors in the Company should expect losses, which could be significant, associated with any possible failed venture. In addition, markets for venture capital in the

United States are increasingly competitive. As a result, the Company faces potential losses of business opportunities and possible deterioration of the terms of available financing and equity investments in start-up ventures. Furthermore, the Company may lack financial resources to fully fund additional ventures in which it could participate and may be dependent upon external financing to provide sufficient capital, depending on the number and scope of the ventures that could be financed. The venture capital business is marked by a high degree of risk, including risks associated with identifying and developing new business opportunities, difficulties selecting ventures with acceptable likelihood of success and future profitability, the high risk of loss associated with investments in startups and the competitive nature of the venture capital business. Identifying and developing each new business opportunity requires the Company to dedicate significant amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success, and future profitability involves inherent risk and uncertainty.

ITEM TWO: INVESTMENTS

Real Estate Development

   .  Peacock Real Estate Development Corporation
      -------------------------------------------

   Peacock Real Estate Development Corporation, a wholly owned subsidiary, is a master developer with expertise for land assembly, planning, infrastructure design and construction (PDC). PDC is also proficient in property management of residential, commercial, and industrial developments, taking a high level approach to real estate, utilizing over 60 years of experience and network of resources to identify, assess, and manage real estate related investments. PDC is positioned to capitalize on the East Side Reservoir project in San Jacinto, as a result of its land holdings in the San Jacinto Valley. The project is estimated to bring 2 million visitors annually to the Valley and create 3,700 new jobs. PDC currently owns or controls approximately 500 residential lots, 20 acres of commercially zoned property, and 11 acres of property zoned for senior apartments. PDC is also involved in the development of professional indoor and outdoor soccer stadiums in conjunction with The Stadium Game.


          1.   Riverside Park Apartments

          The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee.

          2.   Canyon Shadows Apartments

          The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received a $975,000 loan that converts to a grant from the City of Riverside for the purpose of acquisition and rehabilitation and, in 1996, the Company was awarded $2,200,000 in Federal Tax Credits for the project. In December 1996, the project was sold to a tax credit partnership in which the Company retains a $905,000 capital account, as well as a 1% interest as a general partner for which it receives a management fee and 80% of the project cash flow.

          3.   St. Michel Development

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

          4.   Rancho San Jacinto Development

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

  .    Vir-Tek
       -------

  Vir-Tek is a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The company emphasizes teamwork in combination with innovation to design balanced solutions to complex environmental, industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies.

  In addition to receiving contracts in large Civil Engineering projects, Vir-Tek is currently in the bidding process with contracts valued in excess of $11 million with government agencies.

Internet/Technology

   .    DOTCOM Ventures, LLC
        --------------------

   DOTCOM Ventures, LLC, a wholly owned subsidiary, specializes in the identification, assessment, and oversight of Peacock Financial's Internet investments. DOTCOM is a virtual incubator that provides valuable knowledge in product and brand development, marketing, and technology for start-up and emerging growth Internet and technology companies helping to ensure that Peacock's investments are positioned and guided to success.

          1.   Solutions Media

          Solutions Media, Inc. (SMI), an Internet and convergence technology firm headquartered in San Diego and an equity holder of SpinRecords.com, researches and develops viable interactive applications for the consumer market. Peacock Financial is a major (800,000) shareholder of SMI. An initial public offering (IPO) is expected in 2000.

          2.   Desert Winds Entertainment Corporation

          Desert Winds Entertainment is a traditional entertainment production company that has unique content geared toward the Gen X and Gen Y markets. In December, Peacock Financial entered into an agreement with Desert Winds Entertainment (OTCBB:DESW) to form a digital entertainment division called Desert Digital Network (DESTV.NET) as a first step into the area of digital broadcasting. Peacock invested $75,000 in convertible debt at $.20 a share. Peacock has since converted this note into 379,868 free trading shares.

          3.   iNetPartners, Inc.

          Peacock Financial holds a 51 percent interest in iNetPartners, Inc., which focuses on the development of Internet e-commerce applications for both the new and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce Web site to provide Internet automobile shoppers easy access to dealer inventories with detailed pictures and prices online within the shoppers' immediate area. More than 80 percent of pre-owned and new vehicles are purchased within 20 to 35 miles of where the buyer lives or works, and 90 percent of all buyers want to inspect and test-drive the vehicle before purchase.

Professional Sports

   .    Peacock Sports, Inc.
        -------------------

   Peacock Sports, Inc. (PSI), a wholly owned subsidiary, was formed to hold and manage investments in professional sports. Current holdings include investments in A-League professional soccer. Soccer is positioned to grow rapidly in the United States over the next few years and A-League professional soccer presents the ideal, ground-floor opportunity to capitalize on this emerging market.

          1.   San Diego Soccer Development Corporation

          The San Diego Soccer Development Corporation (SDSDC) owns the San Diego FLASH A-League professional soccer team, which is the only publicly traded soccer franchise in the United States. The FLASH won the Pacific Division Championship in 1998, its first year in
          competition, and repeated as champion again in 1999.   In November,
          SDSDC acquired a 75% interest in the Riverside County Soccer Development Corporation (the ELITE), a D-3 League professional franchise, which is one level below the A-League. The ELITE is the farm team for San Diego FLASH while providing quality professional soccer for Riverside County.

          2.   San Francisco Soccer Development Corporation

          In March, Peacock Financial acquired an initial five percent equity position in the San Francisco Soccer Development Corporation (SFSDC) with a contract to ultimately own up to ten percent of the A-League soccer franchise. Peacock Financial negotiated for an additional ten
          (10) percent of the SFSDC as an investment banking fee should Peacock Financial Corporation take the corporation public through a spin-off.

          3.   Las Vegas Soccer Development Corporation

          Peacock Financial is a 25% equity founding shareholder in the Las Vegas Soccer Development Corporation (LVSDC) (the STRIKERS), which was established to acquire an A-League soccer sports franchise for the Las Vegas market. As a founding shareholder, Peacock Financial's position represents 1,020,000 shares and the Company will play a major role in raising initial capital.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------


The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business which is expected to be covered by the Company's liability insurance.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31, 1999, the Company's common stock traded between $1.18 and $.05 per share. The Company has not yet adopted any policy regarding payment of dividends.

Quarter Ended          Low   High
--------------------  -----  -----

March 31, 1999        $0.05  $0.18
June 30, 1999          0.11   0.29
September 30, 1999     0.11   0.28
December 31, 1999      0.28   1.18

At December 31, 1999, there were approximately 2,719 holders of record of the Company's stock.


ITEM 6 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See index to financial statements included herein.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Fiscal year 1999 was the Company's first full year in operation as a Business Development Corporation under the Investment Act of 1940. As such, the Company continued to restructure and strengthen its internal operations as an emerging growth venture capital fund with three specific areas of investment in Internet/Technology, Professional Sports and Real Estate Development.

Management believes that the key to a successful Business Development Corporation is the ability to produce ongoing revenues and profits from operating subsidiaries which will allow for an orderly due diligence process when investing in start up or emerging growth companies.

The Company has subsequently formed three operating subsidiaries which are strategically positioned to produce both revenues and profits. These subsidiaries contain key management personnel and have niche opportunities which have matured to the point of producing cash flow and bottom line profits to the Company.

Certain of the Company's investments are expected to mature in the year 2000 which should produce substantial returns and increase shareholder net worth. The Company will continue to actively seek emerging growth opportunities that meet its stated investment criteria and will continue its capital raising efforts to fund these carefully selected investment opportunities.

The Company's auditors have removed the "Going Concern" statement in their 1999 audited financial statement which is a significant event and a statement of objective confidence regarding the Company's current structure and capital position.

Results of Operations
---------------------

Revenues totaled $704,556 for the fiscal year ending December 31, 1999. For the year ending December 31, 1998, revenues were $609,811. The increase resulted from fees charged for investment banking services as well as an increase in property management and administration income.

General and administrative expenses for the year ended December 31, 1999 were $918,374, as compared to $1,089,130 for the year ended December 31, 1998. The decrease was primarily due to streamlining our operations resulting in lower salaries.

Depreciation and amortization expenses was $33,979 for the year ended December 31, 1999 as compared to $43,319 for the year ended December 31, 1998. The decrease was due to fixed assets reaching full amortization in 1999.

Interest expense was $126,932 for the year ended December 31, 1999 as compared to $132,912 for the year ended December 31, 1998. The decrease was primarily due to the paydown of existing loans.


ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION and CONTROL PERSONS,
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Name                               Age    Position               Period of Service
Steven R. Peacock                  54     President, Chief       Since 1986
                                          Executive Officer,
                                          and Director

James S. Upton                     52     Executive Vice         Since 1997
                                          President

Lisa Martinez                      41     Corporate Secretary    Since 1998

Dr. Rachamim Siromachoff           55     Director               Since 1999

All directors hold office until the next annual shareholders meeting or until their death, resignation, and retirement or until their successors have been elected and qualified.

Mr. Steven R. Peacock, 54, is President and founder of Peacock Financial Corporation. He has over 22 years of real estate development, insurance and business management experience. His vision, creative mind, persistence, and direction have positioned the company not only to take advantage of the upturn in the real estate marketplace, but to increase shareholder value through internet/technology, professional sports and real estate.

Mr. James S. Upton, 52, Executive Vice President of Peacock Financial Corporation, brings 27 years of real estate development and business experience to the team. He specializes in the management and administration of all of Peacock's investments. He is experienced in market analysis, analyzing economic feasibility, analyzing pro-formas and cost budgets, and directing scheduling, marketing, and sales.

Ms. Lisa Martinez, 41, is Corporate Secretary and the Accounting & Finance Manager of Peacock Financial Corporation. She has over 19 years of accounting experience and has the managerial duties to handle the multitude of public and privates business entities for Peacock through effective and organizational administrative skills.

Dr. Rachamim Siromachoff, 54, Director, has a degree in mechanical engineering from the Ort School of Engineering. He has pursued a successful career in obstetrics and gynecology and was appointed as a Research Fellow at the UCLA Medical School studying in-vitro fertilization. In real estate, he has been involved in the acquisition and resale of large properties throughout the U.S., purchased through the RTC and other distressed sellers.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The following table shows the amount of compensation earned for services in all capacities to the Company for the last fiscal year for the executive officers at December 31, 1999.

Names and Position                       Year   Salary   Other   Total
Steven R. Peacock, President and
 Chief Executive Officer and Director    1999  $125,000  None   $125,000

James S. Upton, Executive Vice
 President                               1999  $ 67,200  None   $ 67,200

Lisa L. Martinez, Corporate Secretary    1999  $ 28,800  None   $ 28,800

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

At the close of business on December 31, 1999, the Company had 37,810,508 shares outstanding. The beneficial owner of more than five percent of any class of the Company's voting securities are as follows:


                  Name and
                  Address of
                  Beneficial               Number of
Title of Class    Owner                    Shares           Percent of Class

Common Stock      Steven R. Peacock        2,630,174        7.0%
                  2531 San Jacinto Avenue
                  San Jacinto, Ca. 92583

Common Stock      Byron Radaker            2,010,048        5.4%
                  2531 San Jacinto Avenue
                  San Jacinto, Ca. 92583

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Patricia Peacock, Mother of Steven R. Peacock, President, has advanced the Company working capital. The balance outstanding as of December 31, 1999 was $740,000.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Audited Financial Statements and Notes thereto are filed as part of this report. On February 8, 1996, the Company filed Form 8-K containing its merger.

SIGNATURES
----------

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PEACOCK FINANCIAL CORPORATION



                                   By: /s/ Steven R. Peacock
                                   --------------------------------------
                                   Steven R. Peacock
                                   President and Chief Executive Officer


Date: April 20, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                          Date
---------                     -----                          ----

/s/ Steven R. Peacock
---------------------
Steven R. Peacock             President, Chief Executive     4/20/00


/s/ Lisa L. Martinez          Secretary                      4/20/00
---------------------

                          PEACOCK FINANCIAL CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                 C O N T E N T S


Independent Auditors' Report .............................................  F-3

Consolidated Balance Sheet................................................  F-4

Consolidated Statements of Operations ....................................  F-6

Consolidated Statements of Stockholders' Equity ..........................  F-7

Consolidated Statements of Cash Flows ....................................  F-9

Notes to the Consolidated Financial Statements ........................... F-11

                          INDEPENDENT AUDITORS' REPORT

Peacock Financial Corporation and Subsidiaries
Board of Directors
San Jacinto, California

We have audited the accompanying consolidated balance sheet of Peacock Financial Corporation and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peacock Financial Corporation and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.




Jones, Jensen & Company
Salt Lake City, Utah
April 7, 2000

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet


                                     ASSETS

                                                                    December 31,
                                                                        1999
                                                                    ------------
CURRENT ASSETS

   Cash and cash equivalents .................................        $  190,581
   Due from related party (Note 10) ..........................            37,696
   Developer fees receivable .................................            46,828
   Interest receivable .......................................             8,102
   Notes receivable - related parties (Note 8) ...............            91,007
   Notes receivable (Note 7) .................................           102,800
                                                                    ------------

     Total Current Assets ....................................           477,014
                                                                    ------------

FIXED ASSETS, NET (Notes 2 and 5) ............................             5,962
                                                                    ------------

OTHER ASSETS

   Development costs (Note 3) ................................         1,216,036
   Investments in limited partnerships (Note 4) ..............         1,131,945
   Other investments (Note 6) ................................           742,233
   Other assets ..............................................             6,151
                                                                    ------------

     Total Other Assets ......................................         3,096,365
                                                                    ------------

     TOTAL ASSETS ............................................        $3,579,341
                                                                    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,
                                                                          1999
                                                                      ------------
CURRENT LIABILITIES

   Accounts payable ................................................   $   159,272
   Other current liabilities .......................................       174,668
   Notes payable - current portion (Note 9) ........................       623,204
   Notes payable - related parties (Note 10) .......................        25,398
                                                                       -----------

     Total Current Liabilities .....................................       982,542
                                                                       -----------

LONG-TERM DEBT

   Notes payable - long term (Note 9) ..............................       500,000
                                                                       -----------

     Total Liabilities .............................................     1,482,542
                                                                       -----------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY

   Preferred stock: 10,000,000 shares authorized at $0.01 par value;
    670,300 shares issued and outstanding ..........................         6,703
   Common stock: 250,000,000 shares authorized at $0.001 par value;
    37,810,508 shares issued and outstanding .......................        37,810
   Additional paid-in capital ......................................     5,457,569
   Subscriptions receivable ........................................      (327,055)
   Accumulated deficit .............................................    (3,078,228)
                                                                       -----------

     Total Stockholders' Equity ....................................     2,096,799
                                                                       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $ 3,579,341
                                                                       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                        For the Year Ended
                                                            December 31,
                                                   ----------------------------
                                                        1999            1998
                                                   ------------    ------------

REVENUES

   Home building and development sales .........   $       --      $    591,006
   Investment banking income ...................        605,000            --
   Property management and administration income          7,070           4,270
   Other income ................................         92,486          14,535
                                                   ------------    ------------

     Total Revenues ............................        704,556         609,811
                                                   ------------    ------------

EXPENSES

   Home building and development costs .........           --           585,490
   General and administrative ..................        918,374       1,089,130
   Bad debt expense ............................        196,791         164,057
   Depreciation and amortization ...............         33,979          43,319
                                                   ------------    ------------

     Total Expenses ............................      1,149,144       1,881,996
                                                   ------------    ------------

LOSS FROM OPERATIONS ...........................       (444,588)     (1,272,185)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)

   Interest income .............................          8,371               5
   Interest expense ............................       (126,932)       (132,912)
   Loss on investments .........................        (92,223)        (11,225)
   Loss on disposition of assets ...............        (37,365)       (117,119)
                                                   ------------    ------------

     Total Other Income (Expense) ..............       (248,149)       (261,251)
                                                   ------------    ------------

LOSS FROM CONTINUING OPERATIONS ................       (692,737)     (1,533,436)

Income taxes (Note 2) ..........................           --              --
                                                   ------------    ------------

NET LOSS .......................................       (692,737)     (1,533,436)
                                                   ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)

   Dividends ...................................       (188,786)        (23,172)
                                                   ------------    ------------

NET COMPREHENSIVE LOSS .........................   $   (881,523)   $ (1,556,608)
                                                   ============    ============

BASIC LOSS PER SHARE ...........................   $      (0.02)   $      (0.10)
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING ............................     30,503,871      15,053,919
                                                   ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                              Additional
                              Preferred Stock                Common Stock
                        ---------------------------  --------------------------
                        Subscriptions   Accumulated                                                Paid-in
                           Shares          Amount       Shares       Amount        Capital        Receivable     Deficit
                        -------------   -----------  ------------   -----------   -----------    -----------   -----------
Balance,
  December 31, 1997 .       672,300     $   6,723     11,763,797     $  11,764    $ 2,335,379    $      --     $  (852,055)

Common stock issued
  for cash ..........          --            --        1,609,413         1,609        217,456           --            --

Common stock issued
  for services ......          --            --        3,108,040         3,108        599,967           --            --

Common stock issued
  on conversion
  of debentures .....          --            --        1,559,834         1,560        104,033           --            --

Common stock issued
  for investments and
  licensing rights ..          --            --        2,420,000         2,420        257,580           --           --

Common stock issued
  under failed
  financing package .          --            --          289,286           289         28,639           --           --

Accrued dividends ...          --            --             --            --          (23,172)          --           --

Net loss for the
  year ended
  December 31, 1998 .          --            --             --            --             --             --      (1,533,436)
                        -------------   -----------  ------------   -----------   -----------    -----------   -----------
Balance,
  December 31, 1998 .       672,300   $     6,723     20,750,370     $  20,750    $ 3,519,882    $      --     $(2,385,491)
                        =============   ===========  ============   ===========   ===========    ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Continued)

                                                               Additional
                               Preferred Stock                 Common Stock
                           ---------------------------    ------------------------
                           Subscriptions   Accumulated                                                Paid-in
                              Shares          Amount        Shares        Amount       Capital       Receivable      Deficit
                           -------------   -----------    ----------   -----------   ------------   ------------   -----------
Balance,
 December 31, 1998 ......    672,300       $  6,723       20,750,370    $   20,750    $ 3,519,882    $      --     $(2,385,491)

Common stock issued
 for cash ...............       --             --         14,008,007        14,008      1,787,118       (443,500)          --

Common stock issued
 for services ...........       --             --            759,571           760        161,040           --             --

Common stock issued on
 conversion of debentures       --             --          1,070,560         1,070         58,346           --             --

Common stock issued
 for investments ........       --             --          1,250,000         1,250        123,750           --             --

Common stock issued in
 conversion of
 preferred stock ........     (2,000)           (20)           2,000             2          1,998           --             --

Common stock canceled ...       --             --            (30,000)          (30)        (5,779)          --             --

Cash received on
 subscriptions receivable       --             --               --            --             --          116,445           --

Accrued dividends .......       --             --               --            --          (23,172)          --             --

Dividends paid ..........       --             --               --            --         (165,614)          --             --

Net loss for the year
 ended December 31, 1999        --             --               --            --             --             --        (692,737)
                           -------------   -----------    ----------   -----------   ------------   ------------   -----------

Balance,
 December 31, 1999 ......    670,300       $   6,703      37,810,508    $   37,810    $ 5,457,569    $  (327,055)  $(3,078,228)
                           =============   ===========    ==========   ===========   ============   ============   ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                For the Year Ended
                                                                   December 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss .............................................   $  (692,737)   $(1,533,436)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization ......................        33,979         43,319
     Bad debts ..........................................       196,791        164,057
     Loss on disposition of assets ......................        37,365        117,119
     Loss on investments ................................        92,223         11,225
     Stock issued for services ..........................       161,800        632,003
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes receivable        99,147          4,633
     (Increase) decrease in accounts
      receivable - related parties ......................       (61,091)        (2,396)
     (Increase) decrease in other assets ................       (18,950)       (17,275)
     Increase (decrease) in accounts payable ............       (68,471)         7,809
     Increase (decrease) in bank overdraft ..............        (4,509)         4,509
     Increase (decrease) in other liabilities ...........       (57,995)        68,387
                                                            -----------    -----------

       Net Cash (Used) by Operating Activities ..........      (282,448)      (500,046)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of investments ..............................      (662,348)       (27,000)
   Sale of investments ..................................          --           15,775
   Notes receivable - advances ..........................      (324,007)          --
   Notes receivable - received ..........................        92,500           --
   Purchase of property and equipment ...................        (7,084)       (20,884)
                                                            -----------    -----------

       Net Cash (Used) by Investing Activities ..........      (900,939)       (32,109)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders ...................................       (31,660)        33,189
  Repayment of notes payable ............................       (62,634)       (88,029)
  Proceeds from long-term borrowings ....................          --          353,153
  Repurchase of stock ...................................        (5,809)          --
  Stock issued for cash .................................     1,474,071        219,065
                                                            -----------    -----------

     Net Cash Provided by Financing Activities ..........   $ 1,373,968    $   517,378
                                                            -----------    -----------


        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                       For the Year Ended
                                                          December 31,
                                                     ---------------------
                                                        1999       1998
                                                     ---------   ---------

NET INCREASE (DECREASE) IN CASH ..................   $ 190,581   $ (14,777)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR ...............................        --        14,777
                                                     ---------   ---------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR ..................................   $ 190,581   $    --
                                                     =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid ................................   $ 269,728   $  41,230
    Income taxes paid ............................   $    --     $    --

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

   Common stock issued for services ..............   $ 161,800   $ 632,003
   Common stock issued on conversion of debentures   $  59,416   $ 105,593
   Common stock issued for investments ...........   $ 125,000   $ 200,000
   Common stock issued for licensing rights ......   $    --     $  60,000
   Dividends paid through investment stock .......   $ 165,614   $    --


        The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - COMPANY BACKGROUND

         The consolidated financial statements include those of Peacock Financial Corporation (Colorado) (Peacock), its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (California) (PREDC) and Peacock International Corporation (Bahamas) (PIC), a 51% owned subsidiary, iNetPartners, Inc. (iNet) and a 50% owned subsidiary, DotCom Ventures, LLC (DotCom). Collectively, they are referred to herein as "the Company".

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

         PREDC, a wholly-owned subsidiary, was originally formed on July 29, 1993. On October 22, 1999, the name was changed from Peacock Financial Corporation (California) to Peacock Real Estate Development Corporation. Its operations consist of the acquisition and enhancement of income-producing properties and the development of multi-use property including home building. Certain properties are owned by limited partnerships managed by the Company.

         PIC, a wholly-owned subsidiary, was formed on December 8, 1997. It has had no operations to date, but was formed to invest and trade in securities on an international basis.

         On February 27, 1996, the Company completed an Agreement and Plan of Reorganization whereby Peacock issued 7,767,702 shares of its common stock and 672,300 shares of its preferred stock in exchange for all of the outstanding common stock of PREDC. Pursuant to the reorganization, the name of the Company was changed to Peacock Financial Corporation.

         The reorganization was accounted for as a recapitalization of PREDC because the shareholders of PREDC control the Company after the acquisition. Therefore, PREDC is treated as the acquiring entity. Accordingly, there was no adjustment to the carrying value of the assets or liabilities of Peacock . Peacock is the acquiring entity for legal purposes and PREDC is the surviving entity for accounting purposes.

         On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Simultaneously, the Company registered an offering circular with the SEC for 13,000,000 shares of common stock under Regulation E of the Investment Act to raise capital and to make investments in real estate and in eligible portfolio companies. The Company participates in the formation of, and invests in, emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 - COMPANY BACKGROUND (Continued)

         Peacock acquired a 50% ownership in DotCom on July 23, 1999 and contributed a total of $112,203 as its initial investment through December 31, 1999. DotCom was organized for the purposes of conducting an internet production company and to consult start-up and emerging growth companies with their internet strategies. DotCom has had limited operations through December 31, 1999. Subsequent to December 31, 1999, the Company acquired the remaining 50% ownership and DotCom became a wholly-owned subsidiary of the Company.

         Peacock holds a 51% interest in iNet as of December 31, 1999. iNet was organized under the laws of the State of California on December 15, 1999. iNet focuses on the development of Internet e-commerce applications for both the new and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce website to provide Internet automobile shoppers easy access to dealer inventories.

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

             Description                    Estimated Useful Life
             -----------                    ---------------------
             Furniture and fixtures         5 to 7 years
             Computers and software         5 years
             Buildings                      40 years

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e.  Basic Loss Per Share

                                           1999               1998
                                       ------------       ------------
         Loss (numerator)              $   (692,737)      $ (1,533,436)

         Shares (denominator)            30,503,871         15,053,919

         Per share amount              $      (0.02)      $      (0.10)

         The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of convertible debt and preferred shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

         f.  Change in Accounting Principle

         The Company adopted Statement of Financial Accounting Standards
         (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1999. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

         The Financial Accounting Standards Board has issued other new standards. The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

         g.  Principles of Consolidation

         The consolidated financial statements include those of Peacock Financial Corporation (Colorado), its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (California) (PREDC) and Peacock International Corporation (Bahamas) (PIC), a 51% owned subsidary, iNetPartners, Inc. (iNet) and a 50%-owned subsidiary, DotCom Ventures, LLC (DotCom). All significant intercompany accounts and transactions have been eliminated.

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

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i.  Concentrations of Risk

         Credit losses, if any, have been provided for in the consolidated financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual, or significant risks in the normal course of its business.

         j.  Provision for Taxes

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $3,070,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carrryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

         k.  Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred.

         l.  Revenue Recognition

         The Company receives shares in certain companies for providing capital and investment services. The Company records investment banking income based on the fair value of the shares received.

NOTE 3 - DEVELOPMENT COSTS

         Land improvements and related property development costs have been capitalized and will be amortized to the cost of the houses sold based upon the total number of homes to be constructed in each project. The land and land improvements of $1,216,036 at December 31, 1999 are recorded at the lower of cost or estimated net realizable value (see Note 12).

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

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

         In December 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and also receives an overhead fee for the construction and marketing of the homes. The Company has also recently signed a joint venture agreement to build homes on these existing lots.

         During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 12). During April 1996, the Company was awarded $2,400,000 in Federal tax credits. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P. retaining a 1% interest as general partner and receiving a $905,000 capital account in the partnership. During 1999, a $70,000 note held by the Company was transferred to Canyon Shadows, L.P., which was recorded as a capital distribution to the Company (see Note 12). Additional costs of $411,639 were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,131,945 at December 31, 1999.

NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following at December 31, 1999:

             Furniture and fixtures              $    18,985
             Computers and software                   46,713
                                                 -----------
                                                      65,698

             Accumulated depreciation                (59,736)
                                                ------------

             Net fixed assets                   $      5.962
                                                ============

         Depreciation expense for the years ended December 31, 1999 and 1998 was $3,979 and $13,319, respectively.

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

         On October 19, 1998, the Company issued 1,000,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 33% interest in IPO/Emerging Growth Company, LLC.
         (IPO). The investment has been recorded under the equity method. The Company's share of the 1999 loss recorded under the equity method was $16,513 bringing the equity investment at December 31, 1999 to $83,487.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 6 - OTHER INVESTMENTS (Continued)

         On October 23, 1998, the Company issued 820,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 5% interest in San Diego Soccer Development Corp. (SDSDC), owner of the San Diego FLASH pro soccer team. On March 11, 1999, the Company issued an additional 500,000 shares of its outstanding common stock valued at $50,000 to acquire 200,000 additional shares of SDSDC. In addition, the Company received an additional 400,000 shares of SDSDC during 1999, valued at $200,000, as an investment fee for providing capital to SDSDC. As part of the investment agreement, the Company distributed a total of 294,999 shares of its SDSDC stock to the Company's shareholders as a dividend valued at $165,614. At December 31, 1999, the Company owned a total of 505,001 shares of SDSDC recorded at the Company's cost of $184,386.

         On January 3, 2000, SDSDC became a publicly traded company. Once the Company's shares in SDSDC become free-trading shares on the open market, the shares will be recorded as "trading securities" pursuant to SFAS 115, and recorded at their fair market value. The investment has been recorded under the cost method since the Company does not exercise any influence or control over management of SDSDC.

         On February 2, 1999, the Company issued 750,000 shares of its outstanding common stock valued at $75,000 to acquire approximately 20% (2,000,000 shares) of the outstanding shares of Solutions Media, Inc. (Solutions). On June 15, 1999, the Company entered into a separate agreement whereby the 750,000 shares of the Company were returned for cancellation in exchange for the return of the 2,000,000 shares of Solutions. As part of the agreement, the Company received 800,000 shares of Solutions as an investment fee valued at $400,000. The investment has been recorded under the cost method as the Company does not exercise any influence or control over management of Solutions. The 800,000 shares of Solutions represents an approximate ownership of 2% at December 31, 1999. Solutions provides a variety of professional services including web site design and implementation, database and graphic design and web based marketing and advertising. Solution's product development strategy centers on developing and licensing interactive television interfaces.

         On March 11, 1999, the Company issued 500,000 shares of its outstanding common stock valued at $50,000 to acquire 200,000 shares of San Francisco Soccer Development Corporation (SFSDC), which represents an approximate ownership of 5% at December 31, 1999. The investment has been recorded under the cost method. The Company has negotiated for an additional 10% ownership as an investment banking fee should the Company be able to take SFSDC public through a spin-off.

         During 1999, the Company purchased 1,020,000 shares of Las Vegas Soccer Development Corporation (LVSDC) for $20,000 cash, which represents an approximate ownership of 25% at December 31, 1999. The investment has been recorded under the equity method.

         As previously mentioned, once the shares that the Company owns in each of the companies become free-trading shares on the open market, the investments will be recorded as "trading securities" pursuant to SFAS 115, and recorded at the fair market value of the shares owned.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 6 - OTHER INVESTMENTS (Continued)

         Following is a summary of the investments held as of December 31, 1999:

              33% interest in IPO/Emerging Growth Co.        $     83,487
              5% interest in SDSDC                                184,386
              2% interest in Solutions                            400,000
              5% interest in SFSDC                                 50,000
              25% interest in LVSDC                                20,000
              Other                                                 4,360
                                                             ------------

              Total                                          $    742,233
                                                             ============

NOTE 7 - NOTES RECEIVABLE

         Notes receivable consist of the following at December 31, 1999:

         Note receivable at 10%, unsecured,
          principal and interest due December 12, 2000.          $    18,500

         Note receivable at 10%, unsecured,
          principal and interest due July 1, 2000.                    10,000

         Note receivable at 10%, unsecured, principal
          and interest due June 30, 2000, converted to
          379,868 shares of Desert Winds Entertainment
          subsequent to December 31, 1999.                            65,000

         Note receivable at 6%, unsecured,
          principal and interest due August 17, 1999.                  9,300
                                                                 -----------

                  Total Notes Receivable                             102,800
                  Less: Current Portion                             (102,800)
                                                                 -----------

                  Long-Term Notes Receivable                     $       --
                                                                 ===========

NOTE 8 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties consist of the following at December 31, 1999:

              Note receivable at 8%, due from San Diego Soccer
               Development Corporation, unsecured, principal and
               interest due on demand                                      $     50,000

              Note receivable at 9.0%, due from Solutions Media, Inc.,
               unsecured, principal and interest due April 1, 2000.              28,900

              Note receivable from employee, secured by 100,000 shares
               of the Company's stock, due October 1, 2000.                      12,107
                                                                           ------------

                  Total Notes Receivable - Related Parties                       91,007
                  Less: Current Portion                                         (91,007)
                                                                           ------------

                  Long-Term Notes Receivable - Related Parties             $        --
                                                                           ============

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the consolidated Financial Statements
                                December 31, 1999


NOTE 9 - NOTES PAYABLE

          Notes payable consist of the following at December 31, 1999:

          Note payable at 5%, secured by an assignment of
           partnership cash, interest payable quarterly, principal
           due January 1, 2007, convertible to common stock.                           $  500,000

          Note payable at variable rate (18.0% at December 31, 1999)
           collateralized by deed of trust on real property. Lump sum payment was due May 21, 1999, currently
           in default.                                                                    171,925

          Note payable at 10%, unsecured, due with accrued
           interest on or before February 1, 1997, currently in default.                      371

          Note payable at 10%, secured by deed of trust, due
           March 31, 1996, currently in default.                                           65,000

          Note payable at 7%, secured by deed of trust on real property, payable in monthly installments of $1,621
           including interest, due March 1, 2000.                                           2,908

          Note payable, non-interest bearing, unsecured, payable in
           monthly installments of $1,000, currently in default.                           13,000

          Debentures at 10%, unsecured, convertible into common shares at rates of $0.05 to $0.10 per share at the option
           of the holder, due December 31, 2000.                                          370,000
                                                                                      -----------

               Total Notes Payable                                                      1,123,204
               Less: Current Portion                                                     (623,204)
                                                                                      -----------

               Long-Term Notes Payable                                                $   500,000
                                                                                      ===========



         The aggregate principal maturities of notes payable are as follows:

                  Years Ending December 31,                    Amount
                  -------------------------                -------------

                               2000                        $    623,204
                               2001                                --
                               2002                                --
                               2003                                --
                               2004                                --
                               2005 and thereafter               500,000
                                                           -------------
                               Total                       $   1,123,204
                                                           =============

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company is a partner in several limited partnerships (Note
          4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships. These advances are non-interest bearing and are reimbursed on a regular basis.

          Certain stockholders have made loans to the Company. The loans bear interest at rates from 10 percent to 11 percent per annum. The balance outstanding at December 31, 1999 is $25,398.

          The Company also is owed certain amounts from an officer of the Company and certain other related entities in the amount of $37,696. The amounts are non-interest bearing and due on demand.

NOTE 11 - PROFIT SHARING PLAN

          In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 1999 or 1998.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

          a. General Partner Obligations

          The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities of these partnerships in its capacity as general partner. At December 31, 1999, the partnerships had certain liabilities with recourse against the Company although management does not feel that the potential liabilities will have a material impact on the Company.

          b. Rents and Leases

          During 1996, the Company acquired an historic 15-room hotel in downtown San Jacinto and converted it into an executive suites office building. Financing, which consisted of a seller carry-back loan of $125,000 for the acquisition and a City of San Jacinto Redevelopment loan of $193,088 for the rehabilitation was foreclosed on during 1999, resulting in a gain on the disposition of the corresponding assets and liabilities associated with the hotel of $4,635 for the year ended December 31, 1999.

          c. Wrap Around Mortgage

          The Company has sold a property subject to a mortgage. The mortgage has not been fully assumed by the buyer. If the buyer defaults on the mortgage, the Company may be liable for the balance owing.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

          d. Vista Ramona Development Costs

          The Company has incurred costs associated with the development of a residential housing project. The costs incurred have been for engineering and planning for the project. The project encompasses 489 acres of land containing approximately 1,800 residential building lots. The Company controls 277 acres of the project through a joint venture. The remaining 212 acres are controlled by a separate joint venture which has filed for chapter 11 bankruptcy. If the 212 acres are not brought under the control of the Company, there is some uncertainty as to the recoverability of all development costs. The Company believes that regardless of the outcome of the attempt to gain control of the 212 acres, that more likely than not the entire amount of the development costs will be recovered from the remaining joint venture. The Company entered into a joint venture agreement during 1999 that is intended to develop the Vista Ramona project. Pursuant to the joint venture agreement and conditional upon the Company being able to meet certain requirements and conditions, the joint venture partner will invest up to $5,000,000 to develop the project.

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

          The remaining $70,000 plus accrued interest of $9,625 on the loan was transferred to Canyon Shadows, L.P. (see Note 4) during 1999, reducing the loss on investment in Canyon Shadows by $79,625 for the year ended December 31, 1999.

          If the Company fails to meet the requirements, however, the entire unpaid principal balance, together with accrued interest, will become due at the discretion of the City of Riverside and foreclosure proceedings may be initiated on the property.

NOTE 13 - PREFERRED STOCK

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

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 13 - PREFERRED STOCK (Continued)

          Each share of preferred stock comes with a warrant. Each warrant entitles the holder to purchase one share of the common stock at a price of $2.20 per share, from the date of purchase until 180 days following the completion of the Company's initial public offering of common stock, or commencement of public trading therein. During the exercise period of the warrants, the Company, at its option, may call the warrants for redemption on a 30-day prior written notice to warrant holders of record at a redemption price of $0.05 per warrant.

NOTE 14 - SUBSEQUENT EVENTS

          Subsequent to December 31, 1999, the following transactions occurred:

          1. On January 5, 2000, the Company acquired the remaining 50% ownership in DotCom Ventures, LLC by granting options to acquire a total of 500,000 shares of restricted common stock at $0.10 per share (see Note 1). DotCom Ventures, LLC. became the holding company for the Company's investments in Solutions Media, Inc., iNet Partners, Inc., Desert Winds Entertainment Corp., 1st Miracle Group, Inc. and Filmstew.com, Inc.

          2. On January 9, 2000, San Diego Soccer Development Corporation of which the Company held an approximate 5% ownership at December 31, 1999, began trading on the OTC (over-the-counter) exchange.

          3. On January 28, 2000, a note receivable due from Desert Winds Entertainment Corporation in the principal amount of $65,000 plus interest was converted at approximately $0.20 per share into 379,868 free-trading shares of Desert Winds Entertainment Corporation (see Note 7).

          4. On February 14, 2000, the Company entered into an agreement to loan $300,000 to a Canadian-based movie production company called 1st Miracle Group, Inc. and submitted a proposal to provide technical assistance through the Company's wholly-owned subsidiary, DotCom Ventures, LLC.

          5. On March 21, 2000, the Company received 1,000,000 restricted shares of SDSDC as an investment fee recorded at $500,000 or $0.50 per share.

          6. In January 2000, the Company incorporated a new wholly-owned subsidiary, Peacock Sports, Inc. (PSI) to hold and manage investments in professional sports. PSI now holds major interests in three "A" league professional soccer teams including the Orange County Waves, the Bay Area Seals and the San Diego Flash.

          7. In January 2000, the Company acquired an 85% ownership interest for $50,000 cash in Orange County Soccer Development Corporation (OCSDC). The investment will be recorded as a purchase. OCSDC owns the "A" league soccer franchise for Orange County, California, known as the Orange County Waves.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 14 - SUBSEQUENT EVENTS (Continued)

          8. In February 2000, the Company acquired an 85% ownership interest for $100,000 cash in Bay Area Soccer Development Corporation (BASDC). The investment will be recorded as a purchase. BASDC owns the "A" league soccer franchise of San Francisco, California known as the Bay Area Seals.

          9. The Company has issued shares of its outstanding common stock at an average price of $0.39 per share for approximately $2,142,000 cash.