Form 10-Q
period 2000-03-31
PEACOCK FINANCIAL CORP
filed 2000-05-15
CIK 748268

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                  ------------------------------------------

                                   FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the quarterly period ended March 31, 2000      Commission File No. 2-91651-D

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

          Common Stock                          43,476,527 Shares Outstanding
         $0.001 Par Value                           as of March 31, 2000

                         PEACOCK FINANCIAL CORPORATION
                               REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 2000


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

                  .    CONDENSED CONSOLIDATED
                       BALANCE SHEETS AS OF
                       MARCH 31, 2000, AND DECEMBER 31, 1999              3 & 4

                  .    CONDENSED CONSOLIDATED STATEMENTS
                       OF OPERATIONS THREE MONTHS ENDED
                       MARCH 31, 2000 AND 1999                            5 & 6

                  .    CONDENSED CONSOLIDATED STATEMENTS
                       OF CHANGES IN STOCKHOLDERS' EQUITY
                       AS OF MARCH 31, 2000                               7 - 9

                  .    CONDENSED CONSOLIDATED STATEMENTS
                       OF CASH FLOWS AS OF MARCH 31, 2000
                       AND MARCH 31, 1999                               10 & 11

                  .    NOTES TO CONDENSED CONSOLIDATED                       12
                       FINANCIAL STATEMENTS


         ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATION                                          13 - 16

PART II.          OTHER INFORMATION AND SIGNATURES                           17

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                          March 31,         December 31,
                                        ---------------------------------
                                             2000               1999
                                        ------------         ------------
                                         (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                 259,568               190,581
  Due from related party                     30,938                37,696
  Developer fees receivable                  26,928                46,828
  Interest receivable                         5,040                 8,102
  Credit line receivable                    324,788                     -
  Notes receivable - related parties        166,272                91,007
  Notes receivable                          466,088               102,800
                                        ------------         ------------

     Total Current Assets                 1,279,622               477,014
                                        ------------         ------------


FIXED ASSETS                                104,173                 5,962
                                        ------------         ------------


OTHER ASSETS

  Development costs                       1,216,036             1,216,036
  Investments in limited partnerships     1,131,945             1,131,945
  Other investments                       1,584,422               742,233
  Other assets                              287,555                 6,151
                                        ------------         ------------
     Total Other Assets                   4,219,958             3,096,365
                                        ------------         ------------

     TOTAL ASSETS                       $ 5,603,753          $  3,579,341
                                        ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            March 31,     December 31,
                                                            --------------------------
                                                                2000           1999
                                                            -----------    -----------
                                                           (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                         $   288,192    $   159,272
  Other current liabilities                                     23,264        174,668
  Notes payable - current portion                              390,111        623,204
  Notes payable - related parties                               12,198         25,398
                                                           -----------    -----------

     Total Current Liabilities                                 713,765        982,542
                                                           -----------    -----------

LONG-TERM DEBT

  Notes payable - long term                                    500,000        500,000
                                                           -----------    -----------

     Total Liabilities                                       1,213,765      1,482,542
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 666,300 and 670,300 shares issued and
   outstanding, respectively                                     6,663          6,703
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 43,476,527 and 37,810,508 shares
   issued and outstanding, respectively                         43,477         37,810
  Additional paid-in capital                                 7,610,113      5,457,569
  Subscriptions receivable                                    (143,056)      (327,055)
  Treasury stock                                                (1,610)          --
  Accumulated deficit                                       (3,125,599)    (3,078,228)
                                                           -----------    -----------

     Total Stockholders' Equity                              4,489,988      2,096,799
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 5,603,753    $ 3,579,341
                                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  March 31,    March 31,
                                                    2000          1999
                                                  ---------    ---------

REVENUES

  Property management and administration income   $   1,315    $     593
  Investment banking income                         500,000      200,000
  Gain on investment                                166,216         --
  Other income                                        7,328        9,086
                                                  ---------    ---------

     Total Revenues                                 674,859      200,593
                                                  ---------    ---------

EXPENSES

  General and administrative                        698,470      165,775
  Depreciation and amortization                       7,674        2,561
                                                  ---------    ---------

     Total Expenses                                 706,144      168,336
                                                  ---------    ---------

INCOME/(LOSS) FROM CONTINUING OPERATIONS            (31,285)      32,257
                                                  ---------    ---------

OTHER INCOME/(EXPENSES)

  Interest income                                     2,244       70,000
  Interest expense                                  (17,530)     (37,027)
                                                  ---------    ---------


     Total Other Expenses                           (15,286)      32,173
                                                  ---------    ---------

INCOME/(LOSS) BEFORE INCOME TAXES                   (46,571)      64,430

INCOME TAXES                                           (800)        --
                                                  ---------    ---------


NET INCOME (LOSS)                                 $ (47,371)   $  64,430
                                                  =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                         March 31,                March 31,
                                           2000                     1999
                                         ---------                ---------

EARNINGS (LOSS) PER SHARE                 $  (0.01)                $   0.01
                                          ========                 ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING              40,721,916               25,896,706

The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)


                                      Preferred Stock          Common  Stock        Additional
                                ----------------------     ----------------------    Paid-in      Subscriptions   Accumulated
                                   Shares      Amount      Shares        Amount      Capital       Receivable       Deficit
                                ----------    --------     ----------   ---------   ----------    -------------   -----------
Balance,
 December 31, 1997                 672,300    $ 6,723      11,763,797    $11,764     2,335,379                    $(  852,055)

Common stock issued
 for cash                                                   1,609,413      1,609       217,456

Common stock issued
 for services                                               3,108,040      3,108       599,967

Common stock issued on
 conversation of debentures                                 1,559,834      1,560       104,033

Common stock issued for
 investments and licensing
  rights                                                    2,420,000      2,420       257,580

Common stock issued under
 failed financing package                                     289,286        289        28,639

Accrued dividends                                                                      (23,172)
Net income (loss) for the
 year ended
 December 31, 1998                                                                                                 (1,533,436)
                                ----------    --------     ----------   ---------   ----------    -------------   -----------
Balance,
 December 31, 1998                 672,300    $ 6,723      20,750,370     $20,750   $3,519,882                    $(2,385,491)
                                ----------    --------     ----------   ---------   ----------                    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)
                                  (Unaudited)


                                        Preferred Stock        Common  Stock        Additional
                                -----------------------    ----------------------    Paid-in      Subscriptions   Accumulated
                                    Shares      Amount     Shares        Amount      Capital       Receivable       Deficit
                                ----------    ---------    ----------   ---------   -----------   -------------   -----------
Balance,
 December 31, 1998                 672,300     $ 6,723     20,750,370   $   20,750  $3,519,882                    $(2,385,491)

Common stock
 issued for cash                                           14,008,007   $   14,008   1,787,118    $  (443,500)

Common stock issued
 for services                                                 759,571          760     161,040

Common stock issued on
 conversion of debentures                                   1,070,560        1,070      58,346

Common stock issued for
 investments and
 licensing rights                                           1,250,000        1,250     123,750

Common stock issued in
 conversion of preferred stock      (2,000)        (20)         2,000            2       1,998

Common stock canceled                                         (30,000)         (30)     (5,779)

Cash received on
 subscriptions receivable                                                                             116,445

Accrued dividends                                                                        (23,172)

Dividends paid                                                                          (165,614)

Net income (loss) for
 the year ended
 December 31, 1999                                                                                                   (692,737)
                                ----------    ---------    ----------   ----------  -----------   -------------   -----------
Balance,
 December 31, 1999                 670,300     $ 6,703     37,810,508    $ 37,810    $5,457,569   $   (327,055)   $(3,078,228)
                                ----------    ---------    ----------   ---------   -----------   -------------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)
                                  (Unaudited)


                                        Preferred Stock        Common  Stock        Additional
                                -----------------------    ----------------------    Paid-in      Subscriptions   Accumulated
                                  Shares       Amount        Shares       Amount      Capital       Receivable       Deficit
                                ----------    ---------    ----------   ---------   -----------   -------------   -----------
Balance,
 December 31, 1999               670,300       $6,703      37,810,508    $ 37,810    $5,457,569   $ ( 327,055)    $(3,078,228)

Common stock issued
 for cash                                                   5,457,378    $  5,458     2,136,389

Common stock issued for
  interest                                                      1,737           2         1,735

Common stock issued in
 conversion of preferred stock    (4,000)         (40)          4,000           4            36

Common stock issued for                                       202,904         203        20,087
  debt

Cash received on
  subscriptions receivable                                                                            184,000

Accrued dividends                                                                        (5,703)

Net income (loss) for
 the period ended
 March 31, 2000                                                                                                       (47,371)
                                --------      ---------    ----------    ---------   ----------   -----------     -----------
Balance,
 March 31, 2000                  666,300       $6,663      43,476,527    $  43,477   $7,610,113   $  (143,055)    $(3,125,599)
                                ========      =========    ==========    =========   ==========   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       March 31,      March 31,
                                                        2000           1999
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                  $   (47,371)   $    64,430
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
    Depreciation and amortization                          7,674          2,561
    Gain on investment                                  (166,216)          --
Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                          (665,114)        19,899
   (Increase) decrease in accounts
    receivable - related parties                         (68,507)
   (Increase) decrease in other assets                  (281,404)       (12,950)
   Increase (decrease) in accounts payable               128,920         (6,600)
   Increase (decrease) in other liabilities             (151,404)        (7,817)
                                                     -----------    -----------

     Net Cash Used by Operating Activities            (1,243,422)      (329,573)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investments                               (675,973)
  Note receivable                                           --         (116,300)
  Construction in progress                                  --            1,902
  Purchase of property and equipment                    (105,885)         1,941
                                                     -----------    -----------

     Net Cash Used by Investing Activities              (781,858       (112,457)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                    (13,200)       (33,352)
  Repayment of notes payable                            (233,093        (42,650)
  Proceeds from long-term borrowings                        --          (76,645)
  Repurchase of stock                                     (1,610)          --
  Proceeds from stock offerings                        2,342,170        802,373
                                                     -----------    -----------

     Net Cash Provided by Financing Activities       $ 2,094,267    $   649,726
                                                     -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                      March 31,   March 31,
                                                        2000        1999
                                                      ---------   ---------
NET INCREASE IN CASH                                  $  68,987   $  96,076

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                    190,581      (4,509)
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                            $ 259,568   $  91,567
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued on conversion of debentures   $  20,087
                                                                  $  51,565
    Common stock issued for services                  $    --     $     600
    Common stock issued for investments               $    --
                                                                  $ 300,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized          $  12,612   $  13,953
    Income taxes paid                                 $    --     $    --

The accompanying notes are an integral part of these consolidated financial statements.

                         PEACOCK FINANCIAL CORPORATION
                       NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 2000


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


MANAGEMENT DISCUSSION
Peacock Financial Corporation (Company) is a venture capital fund that makes direct investments in and provides management services to emerging businesses. The Company manages its investments through three wholly owned subsidiaries and intends on expanding its investment portfolio. The Company has in the past, and may again in the future, raise capital specifically for the purpose of making an investment that the Company believes is attractive.

The Company's three wholly owned subsidiaries are Peacock Real Estate Development Corporation, DOTCOM Ventures, LLC. and Peacock Sports, Inc. Each of these subsidiaries manages a portfolio of investments as follows:

Peacock Real Estate Development Corporation
-------------------------------------------

1. Riverside Park Apartments - The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with 1% interest, receiving a property management fee.

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

3. St. Michel Development - In 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and has recently signed a joint venture agreement to build homes on these existing lots.

4. Rancho San Jacinto Development - In 1987, the Company formed a limited partnership to acquire and develop approximately 500 acres in San Jacinto, California. The partnership currently owns approximately 285 residential lots, 30 acres of commercially zoned property and 11 acres zoned for high density senior apartments all within the master planned community of Rancho San Jacinto. The Company retains a 15% ownership position and has recently entered into certain joint venture agreements to build out these properties.

5. Vir-Tek Company - The Company currently owns 49% of Vir-Tek, a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The Company emphasizes teamwork in combination with innovation to design balanced solutions to complex environmental, industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies.

    In addition to receiving contracts in large Civil Engineering projects, Vir-Tek is currently in the bidding process with contracts valued in excess of $25 million with government agencies.

DOTCOM Ventures, LLC
--------------------

1. Solutions Media, Inc. - is an Internet and convergence technology firm headquartered in San Diego and an equity holder of SpinRecords.com. SMI researches and develops viable interactive applications for the consumer market. Peacock Financial is a major (800,000) shareholder of SMI. An initial public offering (IPO) is expected in 2000.

2. Desert Winds Entertainment Corporation - is a traditional entertainment production company that has unique content geared toward the Gen X and Gen Y markets. In December, Peacock Financial entered into an agreement with Desert Winds Entertainment (OTCBB:DESW) to form a digital entertainment division called Desert Digital Network (DESTV.NET) as a first step into the area of digital broadcasting. Peacock invested $75,000 in convertible debt as $.20 a share. Peacock has since converted this note into 379,868 free trading shares.

3. iNetPartners, Inc. - Peacock Financial holds a 51 percent interest in iNetPartners, Inc., which focuses on the development of Internet e-commerce applications for both the net and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce Website to provide Internet automobile shoppers easy access to dealer inventories with detailed pictures and prices online within the shoppers' immediate area. More than 80 percent of pre-owned and new vehicles are purchased within 20 to 35 miles of where the buyer lives or works, and 90 percent of all buyers want to inspect and test-drive the vehicle before purchase.

4. 1st Miracle Group, Inc. - The Company invested $300,000 in convertible debt financing and subsequently converted its investment into free trading shares at $.01 per share. 1st Miracle Group, Inc. (OTCBB:MVEE) is a Canadian based movie production company with 5 films currently in distribution and several new films in production. The Company also expects to enter into a consulting contract with 1st Miracle Group to expand its internet capabilities.

Peacock Sports, Inc.
--------------------

1. San Diego Soccer Development Corporation - The Company currently owns approximately 1,500,000 shares of SDSDC, the only publicly traded soccer franchise in the United States. Besides SDSDC's ownership of the San Diego Flash, an A-League franchise, and the Riverside Elite, a D-3 League franchise, the long term strategy will be to acquire Peacock's other two A-League franchises in Orange County and the Bay Area, to become a soccer holding company with multiple franchises including a professional farm system, a soccer academy and soccer specific stadiums.

2. Orange County Soccer Development Corporation - The Company owns 85% of OCSDC, the A-League soccer franchise known as the Orange County Waves. The Company is currently working to structure a term sheet to sell the franchise to San Diego Soccer Development Corporation for cash and stock.

3. Bay Area Soccer Development Corporation - The Company owns 85% of BASDC, the A-League soccer franchise known as the Bay Area Seals. The Company is currently working to structure at term sheet to sell the franchise to San Diego Soccer Development Corporation for cash and stock.

4. Las Vegas Soccer Development Corporation - Peacock Financial is a 25% equity founding shareholder in the LVSDC (the Strikers), which was established to acquire an A-League soccer sports franchise for the Las Vegas market. As a founding shareholder, Peacock Financial's position represents 1,020,000 shares and the Company will play a major role in raising initial capital.


ANALYSIS OF FINANCIAL CONDITION
The first quarter of 2000 marks the emergence of the Company as a true venture capital fund, registered with the SEC as a Business Development Corporation.

The Company's auditors removed the "Going Concern" statement in their 1999 audited financial statement which is a statement of objective confidence regarding the Company's current structure and capital position.

Management believes that the key to a successful "Fund" is the ability to produce ongoing revenues and profits from operating subsidiaries which will allow for an orderly due diligence process when investing in start up or emerging growth companies.

The Company has subsequently formed three operating subsidiaries which are strategically positioned to produce both revenue and profits. These subsidiaries contain key management personnel and have niche opportunities which have matured to the point of producing cash flow and bottom line profits to the Company.

Certain of the Company's investments are expected to mature in the year 2000 which should produce substantial returns and increase shareholder net worth. The Company will continue to actively seek emerging growth opportunities that meet its stated investment criteria and will continue its capital raising efforts to fund these carefully selected investment opportunities.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.
The Company is a registered Business Development Corporation under the Investment Act of 1940. As such, the Company acts as a holding company for the purpose of raising capital and investing in real estate and into emerging growth companies that meet certain investment criteria which includes the possibility of taking the targeted company public at a later stage.

In the first quarter, the Company raised over $2.1 million in capital, which was used for working capital, debt reduction and investments. Its primary investments were in the purchase of the Bay Area Seals and the Orange County Waves. Additionally, the Company provided a convertible debenture loan to 1st Miracle Group, Inc. and an operating credit line loan to San Diego Soccer Development Corporation.

The Company expects to raise additional capital for its real estate operations in the San Jacinto Valley, (California) where a $3 billion recreational reservoir is nearing completion and to continue to seek out investment opportunities in high tech emerging growth companies.

REVENUES. Revenues for the three months ended March 31, 2000, increased by $474,266 or 71% to $674,859 from $200,593 for the three months ended March 31, 1999. This increase resulted from fees charged for investment banking services as well as an increased gain from the sale of investments.

EXPENSES. Total expenses for the three months ended March 31, 2000, increased by $537,808 or 77% to $706,144 from $168,336 for the three months ended March 31, 1999. General and administrative expenses for the three months ended March 31, 2000, increased by $532,695 or 77% to $698,470 from $165,775 for the three months March 31, 1999. These increases resulted from the administrative and operating costs associated with consolidating the financial statements of the portfolio companies in which the Company has a majority or greater interest.

CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE.

For the three months ended March 31, 2000, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 2000, the Company had cash of $259,568.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PEACOCK FINANCIAL CORPORATION



 May 15, 2000                           /s/  Steven R. Peacock
 ------------                           -----------------------
                                        Steven R. Peacock
                                        President



May 15, 2000                            /s/  Lisa L. Martinez
------------                            ----------------------
                                        Lisa L. Martinez
                                        Corporate Secretary