Form 10-Q
period 2000-06-30
PEACOCK FINANCIAL CORP
filed 2000-08-15
CIK 748268

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000      Commission File No. 2-91651-D


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

       Common Stock                          49,833,830 Shares Outstanding
    $0.001 par value                              as of June 30, 2000

================================================================================

                          PEACOCK FINANCIAL CORPORATION
                               REPORT ON FORM 10-Q

                           QUARTER ENDED JUNE 30, 2000

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEETS AS OF
                  JUNE 30, 2000, AND DECEMBER 31, 1999             3 & 4

                  CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE SIX MONTHS
                  AND THREE MONTHS ENDED
                  JUNE 30, 2000 AND 1999                               5

                  CONSOLIDATED STATEMENTS
                  OF CHANGES IN STOCKHOLDERS' EQUITY
                  AS OF JUNE 30, 2000                              6 - 8

                  CONSOLIDATED STATEMENTS
                  OF CASH FLOWS FOR THE SIX MONTHS
                  ENDED JUNE 30, 2000                             9 & 10

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS                                          11

         ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATION                                   12 - 16

PART II.          OTHER INFORMATION AND SIGNATURES                    17

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                     ASSETS

                                                        June 30,    December 31,
                                                         2000            1999
                                                      ----------      ----------
                                                      (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents                              281,879         190,581
  Due from related party                                 133,713          37,696
  Developer fees receivable                               33,974          46,828
  Interest receivable                                      5,180           8,102
  Credit line receivable                                 508,380            --
  Notes receivable - related parties                     164,730          91,007
  Notes receivable                                       443,898         102,800
                                                      ----------      ----------
     Total Current Assets                              1,571,754         477,014
                                                      ----------      ----------
FIXED ASSETS                                             234,947           5,962
                                                      ----------      ----------
OTHER ASSETS

  Development costs                                    1,216,036       1,216,036
  Investments in limited partnerships                  1,131,945       1,131,945
  Other investments                                    1,632,773         742,233
  Other assets                                           278,522           6,151
                                                      ----------      ----------
     Total Other Assets                                4,259,276       3,096,365
                                                      ----------      ----------
     TOTAL ASSETS                                     $6,065,977      $3,579,341
                                                      ==========      ==========

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             June 30,      December 31,
                                                               2000           1999
                                                           -----------    -----------
                                                           (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                         $   385,525    $   159,272
  Other current liabilities                                    127,250        174,668
  Notes payable - current portion                              342,173        623,204
  Notes payable - related parties                                 --           25,398
     Total Current Liabilities                                 854,948        982,542
                                                           -----------    -----------
LONG-TERM DEBT

  Notes payable - long term                                    500,000        500,000
                                                           -----------    -----------
     Total Liabilities                                       1,354,948      1,482,542
                                                           -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 554,300 and 670,300 shares issued and
   outstanding, respectively                                     5,543          6,703
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 49,833,830 and 37,810,508 shares
   issued and outstanding, respectively                         49,833         37,810
  Additional paid-in capital                                 9,633,343      5,457,569
  Subscriptions receivable                                    (282,455)      (327,055)
  Treasury stock                                              (307,090)
Accumulated deficit                                         (4,388,145)    (3,078,228)
                                                           -----------    -----------
     Total Stockholders' Equity                              4,711,029      2,096,799
                                                           -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 6,065,977    $ 3,579,341
                                                           ===========    ===========

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                          For 6 Months Ended            For 3 Months Ended
                                                    ---------------------------      ------------------------
                                                     June 30,        June 30,          June 30,     June 30,
                                                       2000            1999             2000         1999
                                                    -----------     ----------       -----------   ----------
REVENUES

Property management and administration income       $     1,525     $    2,370       $       210    $  1,777
Investment banking income                               779,961        600,000           279,961     400,000
Gain on investment                                       38,750                         (127,466)
Other income                                             55,179          3,824           243,776       3,824
Other income - Sports                                    86,325
Other income - Internet                                 109,600
                                                    -----------     ----------       -----------    --------
Total Revenues                                        1,071,340        606,194           396,481     405,601
                                                    -----------     ----------       -----------    --------

EXPENSES

General and administrative                              748,312        322,901           490,498     157,126
General and administrative - Sports                   1,111,731                          833,018
General and administrative - Internet                   473,146                          311,203
Depreciation and amortization                            14,578          2,735             6,904         174
                                                    -----------     ----------       -----------    --------

Total Expenses                                        2,347,767        325,636         1,641,623     157,300
                                                    -----------     ----------       -----------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS             (1,276,427)       280,558        (1,245,142)    248,301
                                                    -----------     ----------       -----------    --------

OTHER INCOME (EXPENSE)

Loss on investments                                                    (25,000)                      (25,000)
Other income                                              7,625         70,000             5,381         --
Interest expense                                        (39,515)       (70,275)          (21,985)    (33,248)
Other expense                                            (1,600)          (800)             (800)
                                                    -----------     ----------       -----------    --------

Total Other Income (Expense)                            (33,490)       (26,075)          (17,404)    (58,248)
                                                    -----------     ----------       -----------    --------

NET INCOME (LOSS)                                   $(1,309,917)    $  254,483       $(1,262,546)   $190,053
                                                    ===========     ==========       ============   ========

EARNINGS (LOSS) PER SHARE                           $     (0.03)    $     0.01       $     (0.03)   $   0.01
                                                    ===========     ==========       ===========    ========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             48,150,404    29,700,396       46,830,296    30,972,996
                                                    ============    ==========       ==========    ==========

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                      Preferred Stock               Common Stock          Additional
                                    ----------------------   ------------------------     Paid-in      Subscriptions  Accumulated
                                     Shares        Amount      Shares        Amount       Capital      Receivable     Deficit
                                    --------    ----------   -----------    ---------    -----------   ----------    -----------
Balance,
 December 31, 1997                   672,300    $     6,723    11,763,797   $   11,764    $2,335,379   $  --        $ (852,055)


Common stock issued
 for cash                                                       1,609,413        1,609       217,456

Common stock issued
 for services                                                   3,108,040        3,108       599,967


Common stock issued on
 conversation of debentures                                     1,559,834        1,560       104,033

Common stock issued for
 investments and licensing rights                               2,420,000        2,420       257,580

Common stock issued under
 failed financing package                                         289,286          289        28,639

Accrued dividends                                                                            (23,172)

Net income (loss) for the
 year ended
 December 31, 1998                                                                                                  (1,533,436)
                                    --------    -----------   -----------  ----------   -----------   -------      -----------
Balance,
 December 31, 1998                   672,300    $     6,723    20,750,370  $   20,750   $ 3,519,882   $  --        $(2,385,491)
                                    ========    ===========    ==========  ===========  ===========   =======      ===========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (continued)


                                        Preferred Stock           Common Stock        Additional
                                      --------------------    ---------------------     Paid-in     Subscriptions     Accumulated
                                       Shares       Amount    Shares         Amount     Capital      Receivable         Deficit
                                      -------      -------    ----------     -------   ----------   -------------    ------------
Balance,
 December 31, 1998                    672,300      $6,723     20,750,370     $20,750   $3,519,882   $         --      $(2,385,491)

Common Stock issued
 for cash                                                     14,008,007      14,008    1,787,118        (443,500)

Common Stock issued
 for services                                                    759,571         760      161,040

Common stock issued on
  conversion of debentures                                     1,070,560       1,070       58,346

Common stock issued on
  investments                                                  1,250,000       1,250      123,750

Common stock issued in
  conversion of preferred stock        (2,000)        (20)         2,000           2        1,998

Common stock canceled                                            (30,000)        (30)      (5,779)

Cash received on
  subscriptions receivable                                                                                116,445

Accrued dividends                                                                         (23,172)

Dividends paid                                                                           (165,614)

Net income (loss) for
 the year ended
 December 31, 1999                                                                                                       (692,737)
                                      -------      -------    ----------     -------   ----------   -------------    ------------
Balance,
 December 31, 1999                    670,300      $6,703     37,810,508     $37,810   $5,457,569       $(327,055)    $(3,078,228)
                                      -------      -------    ----------     -------   ----------   -------------    ------------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)


                                     Preferred Stock           Common Stock          Additional
                                 ---------------------     ----------------------     Paid-in       Subscriptions   Accumulated
                                   Shares       Amount       Shares       Amount      Capital        Receivable       Deficit
                                 ----------   ---------    ----------    --------   -----------     -----------    ------------
Balance,
 December 31, 1999                 670,300      $ 6,703    37,810,508    $  37,810     $5,457,569     ($327,055)   $(3,078,228)

Common stock issued
 for cash (unaudited)                                      11,398,211       11,398      4,010,148      (148,000)

Common stock issued for
  interest (unaudited)                                          6,207            6          6,201

Common stock issued in
 conversion of preferred
  stock (unaudited)               (116,000)      (1,160)      116,000          116          1,044

Common stock issued for
  debt (unaudited)                                            202,904          203         20,087

Cash received on
 subscriptions receivable
 (unaudited)                                                                                            192,600

Common stock issued
 for investments (unaudited)                                   300,000         300        149,700

Accrued dividends (unaudited)                                                             (11,406)

Net income (loss) for
 the period ended
 June 30, 2000 (unaudited)                                                                                          (1,309,917)
                                 ---------     --------     ---------    ----------    ----------     ---------    -----------

Balance,
 June 30, 2000 (unaudited)         554,300      $ 5,543     49,833,830   $  49,833    $ 9,633,343   $ (282,455)    $(4,388,145)
                                 =========    =========     ==========   =========    ===========   ==========     ===========


                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                        For the 6 Months Ended
                                                      --------------------------
                                                       June 30,       June 30,
                                                         2000           1999
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                   $(1,309,917)   $   254,483
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
    Depreciation and amortization                          14,578          2,735
    Gain on investment                                    (38,750)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                           (833,702)        29,800
   (Increase) decrease in accounts
    receivable - related parties                         (169,740)        (2,899)
   (Increase) decrease in other assets                   (272,371)        (6,000)
   Increase (decrease) in accounts payable                226,253          9,813
   Increase (decrease) in other liabilities               (52,617)       (34,855)
                                                      -----------    -----------
     Net Cash Used by Operating Activities             (2,436,266)       253,077
                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in process
  Purchase of investments                                (701,790)      (242,930)
  Purchase of property and equipment                     (243,563)        (5,838)
                                                      -----------    -----------
     Net Cash Used by Investing Activities               (945,353)      (248,768)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                     (25,398)         5,592
  Repayment of notes payable                             (260,741)      (276,088)
  Proceeds from long-term borrowings                         --          (52,963)
  Repurchase of stock                                    (307,090)
  Proceeds from stock offerings                         4,066,146        291,041
                                                      -----------    -----------
     Net Cash Provided by Financing Activities        $ 3,472,917        (32,418)
                                                      -----------    -----------

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)


                                                        For the 6 Months Ended
                                                        -----------------------
                                                        June 30,       June 30,
                                                          2000          1999
                                                        ---------     ---------
NET INCREASE IN CASH                                    $  91,298     $ (28,109)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      190,581        91,567
                                                        ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 281,879     $  63,458
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

    Common stock issued on conversion of
      debentures & interest                             $  26,497     $  51,565
    Common stock issued for services                    $    --       $     600
    Common stock issued for investments                 $ 150,000     $ 300,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid, net of amount capitalized            $  18,893     $  37,568
    Income taxes paid                                   $    --       $    --

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2000 and DECEMBER 31, 1999


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

The Company's three wholly owned subsidiaries are Peacock Real Estate Development Corporation, DOTCOM Ventures, LLC and Peacock Sports, Inc. Each of these subsidiaries manages a portfolio of investments as follows:


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

2. Canyon Shadows Apartments - The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received a $975,000 loan that converts to a grant from the City of Riverside for the purpose of acquisition and rehabilitation, and in 1996, the Company was awarded $2,200,000 in Federal Tax Credits for the project. In December 1996, the project was sold to a tax credit partnership in which the Company retains a $905,000 capital account, as well as a 1% interest as the general partner, for which it receives a management fee and 80% of the project cash flow.

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

5. Vir-Tek Company - The Company currently owns 49% of Vir-Tek, a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The Company emphasizes teamwork in industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies. In addition to receiving contracts in large Civil Engineering projects, Vir-Tek is currently working contracts valued at $490,000 and is in the bidding process with contracts valued at $1.5 million with government agencies.

In addition to the above, PDC has an agreement with the Milwaukee-based company, The Stadium Game, LLC (TSG), which is engaged in the business of the finance and development of venue projects through a consortium of industry leaders in the areas of design architecture, construction, facility management and fixed-income fund management. PDC assists TSG in identifying stadium, arena, recreational and entertainment facility development opportunities in the Western United states, providing TSG with initial project due diligence for target projects, and providing written development objectives for the owner(s), citing how these objectives fit the TSG consortium development process. This fits perfectly with PDC's 23 years of management experience to help position TSG in numerous projects with major regional impact in the Western United States.


DOTCOM Ventures, LLC
--------------------

1. Solutions Media, Inc. - is an Internet and convergence technology firm headquartered in San Diego and an equity holder of SpinRecords.com. SMI researches and develops viable interactive applications for the consumer market. Peacock Financial is a major (800,000) shareholder of SMI. SMI is expected to be publicly traded in the year 2000.

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

3. iNetPartners, Inc. - Peacock Financial holds a 51 percent interest in iNetPartners, Inc., which focuses on the development of Internet e-commerce applications for both the net and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce Website to provide Internet automobile shoppers easy access to dealer inventories with detailed pictures and prices online within the shopper's immediate area. More than 80 percent of pre-owned and new vehicles are purchased within 20 to 35 mils of where the buyer lives or works, and 90 percent of all buyers want to inspect and test-drive the vehicle before purchase. In June, the Company announced a shareholder of record date of June 30 for distribution of a portion of shares to its shareholders.

4. 1st Miracle Group, Inc. - The Company invested $300,000 in convertible debt financing and subsequently converted its investment into free trading shares at $.01 per share. 1st Miracle Group,

     Inc. (OTCBB:MVEE) is a Canadian based movie production company with 5 films currently in distribution and several new films in production. The Company is in continuing discussions with 1st Miracle Group, Inc., to enter into a consulting contract to expand its internet capabilities. The Company has since converted this note into 30 million free-trading shares.

5. Bizness Soup Talk Radio - In June, the Company acquired a 70% interest in Bizness Soup Talk Radio, a nationally syndicated broadcast network. Bizness Soup was founded in 1996 and has a presence in 20 major markets. This investment represents the next stage of the Company's expanding communications network, and will be one of the many revenue-driven components for the Company's media/communications network that will include both traditional and online radio, television and print.

6. Bio-Friendly Corporation - In May, the Company signed a contract to purchase 625,000 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company, that has a combustion catalyst which dramatically reduces the emissions produced by any system which burns fuel of any kind, while greatly reducing the amount of fuel consumed. Bio-Friendly Corp is working with the public transportation department of Mexico City, and is involved in testing the product with the California Air Resources Board (CARB). Bio-Friendly plans to go public either in late 2000, or in 2001.

Peacock Sports, Inc.
--------------------

1. San Diego Soccer Development Corporation (SDSDC) - The Company currently owns approximately 1,650,000 shares of SDSDC, the only publicly traded soccer franchise in the United States. In addition to SDSDC's ownership of the San Diego Flash, an A-League franchise, SDSDC entered into a binding contract to acquire Peacock's franchises in Orange County, the Bay Area, and Riverside County, as part of its long-term strategy to become a soccer holding company with multiple franchises including a professional farm system, a soccer academy and soccer specific stadiums.

2. Orange County Soccer Development Corporation - The Company owns 85% of OCSDC, the A-League soccer franchise known as the Orange County Waves. At the end of June, OCSDC entered into a binding contract to be acquired by SDSDC for $1.5 million in cash and stock.

3. Bay Area Soccer Development Corporation - The Company owns 80% of BASDC, the A-League soccer franchise known as the Bay Area Seals. At the end of June, BASDC entered into a binding contract to be acquired by SDSDC for $1.5 million in cash and stock.

4. Riverside County Soccer Development Corporation - The Company owns 53% ofRCSDC, a D-3 League soccer franchise known as the Riverside Elite. This franchise serves as a farm system for the three A-League franchises in San Diego, Orange County and the Bay Area. At the end of June, RCSDC entered intoa binding contract to be acquired by SDSDC for $500,000 in cash and stock.

5. Las Vegas Soccer Development Corporation - The Company is a 25% equity founding shareholder in the LVSDC (the Strikers), which was established to acquire an A-League soccer sports franchise for the Las Vegas market. It is the Company's intention to launch this franchise in the 2001 season.

ANALYSIS OF FINANCIAL CONDITION
The first quarter of 2000 marked the emergence of the Company as a true venture capital fund, registered with the SEC as a Business Development Corporation. The second quarter continues to show steady growth through the incubation and financial support of the Company's investment portfolio.

The Company's auditors removed the "Going Concern" statement in their 1999 audited financial statement that is a statement of objective confidence regarding the Company's current structure and capital position.

Management believes that the key to a successful "Fund" is the ability to produce ongoing revenues and profits from operating subsidiaries that will allow for an orderly due diligence process when investing in start up or emerging growth companies.

The Company has subsequently formed three operating subsidiaries that are strategically positioned to produce both revenue and profits. These subsidiaries contain key management personnel and have niche opportunities that have matured to the point of producing cash flow and bottom line profits to the Company.

Certain of the Company's investments are expected to mature in the year 2000 which should produce substantial returns and increase shareholder net worth. The Company will continue to actively seek emerging growth opportunities that meet its stated investment criteria and will continue its capital raising efforts to fund these carefully selected investment opportunities.


Results of Operations - Three months ended June 30, 2000, compared to the three months ended June 30, 1999.

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

Revenues. Revenues for the three months ended June 30, 2000, decreased by $9,120 or 3% to $396,481 from $405,601 for the three months ended June 30, 1999. This decrease resulted from a decrease in fees charged for investment banking services.

Expenses. Total expenses for the three months ended June 30, 2000, increased by $1,484,323 or 944% to $1,641,623 from $157,300 for the three months ended June 30, 1999. General and administrative expenses for the three months ended June 30, 2000, increased by $1,477,593 or 941% to $1,634,719 from $157,126 for the three months June 30, 1999. These increases resulted from the administrative and operating costs associated with consolidating the financial statements of the portfolio companies in which the Company has a majority or greater interest.

Results of Operations - Six months ended June 30, 2000, compared to the six months ended June 30, 1999.

In the first two quarters, the Company raised over $4 million in capital which was used for working capital, debt reduction and investments

Revenues. Revenues for the six months ended June 30, 2000, increased by $465,146 or 77% to $1,071,340 from $606,194 for the six months ended June 30, 1999. This increase resulted from fees charged for investment banking services, as well as revenues generated from the sports and internet divisions.

Expenses. Total expenses for the six months ended June 30, 2000, increased by $2,022,131 or 621% to $2,347,767 from $325,636 for the six months ended June 30,
1999. This increase resulted from the administrative and operating costs associated with consolidating the financial statements of the portfolio companies in which the Company has a majority or greater interest.


Changes in Financial Condition, Liquidity and Capital Resource.

For the six months ended June 30, 2000, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of June 30, 2000, the Company had cash of $281,879.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PEACOCK FINANCIAL CORPORATION



August 14, 2000                         /s/ Steven R. Peacock
---------------                         -------------------------------------
Date                                    Steven R. Peacock
                                        President and Chief Executive Officer




August 14, 2000                         /s/ Lisa L. Martinez
---------------                         ------------------------------------
Date                                    Lisa L. Martinez
                                        Corporate Secretary