Form 10-Q
period 2000-09-30
PEACOCK FINANCIAL CORP
filed 2000-11-14
CIK 748268

                      Securities and Exchange Commission
                             Washington, DC 20549

                   _________________________________________

                                   FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(D) of the Securities
                             Exchange Act of 1934

For the quarterly period Ended September 30, 2000  Commission File No. 2-91651-D

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

                                  [_] YES       [_] NO


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Common Stock                    53,541,330 Shares Outstanding
             $0.001 par Value                    as of September 30, 2000

                         PEACOCK FINANCIAL CORPORATION
                              REPORT ON FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 2000

TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------
                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.           FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                  .        CONSOLIDATED BALANCE SHEETS AS OF
                           SEPTEMBER 30, 2000, AND DECEMBER 31, 1999                          3 & 4

                  .        CONSOLIDATED STATEMENTS OF
                           OPERATIONS FOR THE NINE MONTHS
                           AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999                                          5

                  .        CONSOLIDATED STATEMENTS
                           OF CHANGES IN STOCKHOLDERS' EQUITY
                           AS OF SEPTEMBER 30, 2000                                           6 - 8

                  .        CONSOLIDATED STATEMENTS
                           OF CASH FLOWS FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30, 2000                                           9 & 10

                  .        NOTES TO CONSOLIDATED FINANCIAL
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

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                    ASSETS
                                    ------

                                            September 30,         December 31,
                                            ----------------------------------
                                               2000                  1999
                                               ----                  ----
CURRENT ASSETS                              (Unaudited)

  Cash and cash equivalents                      19,119             190,581
  Due from related party                         41,625              37,696
  Developer fees receivable                      13,774              46,828
  Interest receivable                             5,319               8,102
  Credit line receivable                        670,034                  --
  Accounts receivable                            13,200                  --
Notes receivable - related parties              172,505
                                                                     91,007
  Notes receivable                              588,054             102,800
                                             ----------          ----------
     Total Current Assets                     1,523,630             477,014
                                             ----------          ----------


FIXED ASSETS                                    234,403               5,962
                                             ----------          ----------


OTHER ASSETS

  Development costs                           1,216,036           1,216,036
  Investments in limited partnerships         1,131,945           1,131,945
  Other investments                           1,681,538             742,233
  Other assets                                  277,102               6,151
                                             ----------          ----------

     Total Other Assets                       4,306,621           3,096,365
                                             ----------          ----------

     TOTAL ASSETS                            $6,064,654          $3,579,341
                                             ==========          ==========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                          September 30,     December 31,
                                                          ------------------------------
                                                            2000                 1999
                                                            ----                 ----
CURRENT LIABILITIES                                       (Unaudited)
  Accounts payable                                         $    675,540    $    159,272
  Other current liabilities                                     167,927         174,668
  Notes payable - current portion                               829,682         623,204
  Due to related parties                                        125,000          25,398
                                                           ------------    ------------

     Total Current Liabilities                                1,798,149         982,542
                                                           ------------    ------------

LONG-TERM DEBT

  Notes payable - long term                                     500,000         500,000
                                                           ------------    ------------

     Total Liabilities                                        2,298,149       1,482,542
                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 554,300 and 670,300 shares issued and
   outstanding, respectively                                      5,543           6,703
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 53,541,330 and 37,810,508 shares
   issued and outstanding, respectively                          53,541          37,810
  Additional paid-in capital                                 10,286,683       5,457,569
  Subscriptions receivable                                     (276,055)       (327,055)
  Treasury stock                                                (22,194)
Accumulated deficit                                          (6,281,013)     (3,078,228)
                                                           ------------    ------------


     Total Stockholders' Equity                               3,766,505       2,096,799
                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  6,064,654    $  3,579,341
                                                           ============    ============

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       For 9 Months Ended                For 3 Months Ended
                                                       ----------------------------------------------------
                                                 September 30,   September 30,        Sept 30,           Sept 30,
                                                  2000            1999                2000                   1999
                                                 -------------   -------------        ------------    -----------
REVENUES

Property management and administration income    $       1,525   $       2,755        $          -    $       385
Investment banking income                              779,961         600,000                   -              -
Gain on investment                                      68,459                              19,849
Other income                                            70,979          20,121              15,800         16,297
Other income - Sports                                  138,146                              51,821
Other income - Internet                                134,695                              25,095
                                                 -------------   -------------        ------------    -----------

Total Revenues                                       1,193,765         622,876             112,565         16,682
                                                 -------------   -------------        ------------    -----------

EXPENSES

General and administrative                           1,585,483         466,953             621,171        144,053
General and administrative - Sports                  1,930,558                             818,827
General and administrative - Internet                  723,419                             236,742
Depreciation and amortization                           28,827           2,735              14,249              -
                                                 -------------   -------------        ------------    -----------

Total Expenses                                       4,268,287         469,688           1,690,989        144,053
                                                 -------------   -------------        ------------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS            (3,074,522)        153,188          (1,578,424)      (127,371)
                                                 -------------   -------------        ------------    -----------

OTHER INCOME (EXPENSE)

Loss on investments                                                     45,000                                  -
Interest income                                         10,335           7,556               2,710          7,556
Interest expense                                       (65,241)        (99,951)            (11,617)       (29,676)
Other expense                                           (1,600)           (800)               (800)           800
                                                 -------------   -------------        ------------    -----------

Total Other Income (Expense)                           (56,506)        (47,395)             (8,907)       (21,320)
                                                 -------------   -------------        ------------    -----------

NET INCOME (LOSS)                                $  (3,131,028)  $     105,793        $ (1,587,331)   $   148,691)
                                                 =============   =============        ============    ===========

EARNINGS (LOSS) PER SHARE                        $       (0.06)  $        0.01        $      (0.03)   $      (.01)
                                                 =============   =============        ============    ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                          53,179,405      31,756,963          51,802,230     32,066,796
                                                 =============   =============        ============    ===========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                                                                                      Additional
                                  Preferred Stock             Common Stock              Paid-in     Subscriptions   Accumulated
                              -----------------------   ---------------------------
                               Shares        Amount       Shares         Amount         Capital       Receivable       Deficit
                              ---------   -----------------------------------------   -----------   -------------   -------------
Balance,
 December 31, 1997              672,300   $     6,723    11,763,797     $    11,764    $2,335,379   $               $(    852,055)

Common stock issued
for cash                                                  1,609,413           1,609       217,456

Common stock issued
for services                                              3,108,040            3,108      599,967

Common stock issued on
conversation of debentures                                1,559,834            1,560      104,033

Common stock issued for
investments and licensing
 rights                                                   2,420,000            2,420      257,580

Common stock issued under
failed financing package                                    289,286              289       28,639

Accrued dividends                                                                         (23,172)

Net income (loss) for the
year ended
December 31, 1998                                                                                                      (1,533,436)
                              ---------   -----------   -----------   -------------   -----------   -------------   -------------
Balance,
 December 31, 1998              672,300   $     6,723    20,750,370     $     20,750   $ 3,519,882  $      ______   $   2,385,491)
                              ---------   -----------   -----------   -------------   -----------   -------------   -------------

            PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (continued)

                                                                                     Additional
                                 Preferred Stock               Common Stock           Paid-in      Subscriptions    Accumulated
                             ----------------------    ---------------------------
                               Shares        Amount       Shares           Amount       Capital      Receivable       Deficit
                             ---------      -------    -----------       ---------   -----------   -------------    ------------
Balance,
December 31, 1998              672,300      $ 6,723     20,750,370       $  20,750   $ 3,519,882   $                ($2,385,491)

Common stock
issued for cash                                          4,008,007          14,008     1,787,118        (443,500)

Common stock issued
for services                                               759,571             760       161,040

Common stock issued on
conversion of debentures                                 1,070,560           1,070        58,346

Common stock issued for
investments                                              1,250,000           1,250       123,750

Common stock issued in
conversion of preferred
 stock                          (2,000)         (20)         2,000               2         1,998

Common stock canceled                                      (30,000)            (30)       (5,779)

Cash received on
subscriptions receivable                                                                                 116,445

Accrued dividends                                                                        (23,172)

Dividends paid                                                                          (165,614)

Net income (loss) for
the year ended
December 31, 1999            ---------      -------    -----------       ---------   -----------   -------------       (692,737)
                                                                                                                    -----------
Balance,
December 31, 1999              670,300      $ 6,703     37,810,508       $  37,810   $ 5,457,569        ($327,055)  $(3,078,228)
                             ==================================================================================================

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)

                                                                                          Additional
                                       Preferred Stock               Common Stock           Paid-in     Subscriptions   Accumulated
                                 --------------------------       -------------------
                                     Shares        Amount        Shares       Amount        Capital       Receivable      Deficit
                                 -------------  -----------    ----------  ------------- ------------   -------------   -----------
Balance,
December 31, 1999                     670,300   $   6,703     37,810,508   $     37,810  $ 5,457,569     ($327,055)    $(3,078,228)

Common stock issued
for cash (unaudited)                                          13,905,711         13,906    4,454,391      (148,000)

Common stock issued for
interest (unaudited)                                               6,207              6        6,201

Common stock issued in
conversion of preferred stock
(unaudited)                          (116,000)     (1,160)       116,000            116        1,044

Common stock issued for
services                                                       1,200,000          1,200      214,800

Common stock issued for
debt (unaudited)                                                 202,904            203       20,087

Cash received on
subscriptions receivable
(unaudited)                                                                                                199,000

Common stock issued
for investments (unaudited)                                      300,000            300      149,700

Reduction in value of
Treasury stock                                                                                                             (71,757)

Accrued dividends (unaudited)                                                                (17,109)

Net income (loss) for
 the period ended
 September 30, 2000 (unaudited)                                                                                         (3,131,028)
                                 -------------  -----------   ----------   ------------  -----------   -----------     -----------
Balance,
September 30, 2000 (unaudited)        554,300   $   5,543     53,541,330   $     53,541  $10,286,683   $  (276,055)    $(6,281,013)
                                 =============  ===========   ==========   ============  ===========   ===========     ===========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                          For the 9 Months Ended
                                                       ----------------------------
                                                       September 30   September 30
                                                           2000           1999
                                                       ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                     $(3,131,028)     $ 105,793
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
    Stock issued for services                               216,000
    Depreciation and amortization                            28,827          2,735
    Gain on investment                                      (68,459)
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts and notes
    receivable                                           (1,132,651)      (203,244)
   (Increase) decrease in accounts
    receivable - related parties                            (85,427)         7,744
   (Increase) decrease in other assets                     (270,951)      (720,680)
   Increase (decrease) in accounts payable                  516,268           (550)
   Increase (decrease) in other liabilities                   2,647        (20,924)
                                                        -----------      ---------

     Net Cash Used by Operating Activities               (3,924,774)      (829,126)
                                                        -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Construction in process
  Purchase of investments                                  (720,846)             -
  Purchase of property and equipment                       (257,268)       364,170
                                                        -----------      ---------

     Net Cash Used by Investing Activities                 (978,114)       364,170
                                                        -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                        99,602         (5,860)
  Repayment of notes payable                               (313,022)      (330,738)
  Proceeds from notes payable                               519,500       (134,205)
  Repurchase of stock                                       (93,951)
  Cash rec'd on subscriptions receivable                     51,000
  Proceeds from stock offerings                           4,468,297        999,969
                                                        -----------      ---------

     Net Cash Provided by Financing Activities          $ 4,731,426        529,166
                                                        -----------      ---------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows(Continued)

                                                                     For the 9 Months Ended
                                                                     -----------------------
                                                                  September 30     September 30
                                                                      2000             1999
                                                                    ---------        --------
NET INCREASE (DECREASE) IN CASH                                     $(171,462)       $ (7,145)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                  190,581          14,777
                                                                    ---------        --------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                          $  19,119        $  7,632
                                                                    =========        ========

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

  Common stock issued on conversion of debentures & interest        $  26,497        $      -
  Common stock issued for services                                  $ 168,000        $470,275
  Common stock issued for investments                               $ 150,000        $      -


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

  Interest paid, net of amount capitalized                          $  28,885        $ 25,999
  Income taxes paid                                                 $                $

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 2000 and DECEMBER 31, 1999


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


DOTCOM Ventures, LLC
--------------------

1. Solutions Media, Inc. - is an Internet and convergence technology firm headquartered in San Diego and an equity holder of SpinRecords.com. SMI researches and develops viable interactive applications for the consumer market. Peacock Financial is a major shareholder of SMI and received its financial investment back in its entirety, retaining 800,000 shares.

2. Desert Winds Entertainment Corporation - is a traditional entertainment production company that has unique content geared toward the Gen X and Gen Y markets. In December, Peacock Financial entered into an agreement with Desert Winds Entertainment (OTCBB:DESW) to form a digital entertainment division called Desert Digital Network (DESTV.NET) as a first step into the area of digital broadcasting. Peacock invested $75,000 in convertible debt as $.20 a share. Peacock has since converted this note into 379,868 free trading shares and has subsequently liquidated these shares in the market.

3. iNetPartners, Inc. - Peacock Financial holds a 51 percent interest in iNetPartners, Inc., which focuses on the development of Internet e-commerce applications for both the net and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce Website to provide Internet automobile shoppers easy access to dealer inventories with detailed pictures and prices online within the shopper's immediate area. More than 80 percent of pre-owned and new vehicles are purchased within 20 to 35 miles of where the buyer lives or works, and 90 percent of all buyers want to inspect and test-drive the vehicle before purchase. In June, the Company announced a shareholder of record date of June 30 for distribution of a portion of shares to its shareholders, and the shares have subsequently been distributed.

4. 1/st/ Miracle Group, Inc. - The Company invested $300,000 in convertible debt financing and subsequently converted its investment into free trading shares at $.01 per share. 1st Miracle Group, Inc. (OTCBB:MVEE) is a Canadian based movie production company with 5 films currently in distribution and several new films in production. The Company is in continuing discussions with 1st Miracle Group, Inc., to enter into a consulting contract to expand its internet capabilities. The Company has since converted this note into 30 million free-trading shares and has subsequently liquidated these shares in the market.

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

4. Riverside County Soccer Development Corporation - The Company owns 53% of RCSDC, a D-3 League soccer franchise known as the Riverside Elite. This franchise serves as a farm system for the three A-League franchises in San Diego, Orange County and the Bay Area. At the end of June, RCSDC entered into a binding contract to be acquired by SDSDC for $500,000 in cash and stock.

5. Las Vegas Soccer Development Corporation - The Company is a 25% equity founding shareholder in the LVSDC (the Strikers), which was established to acquire an A-League soccer sports franchise for the Las Vegas market. It is the Company's intention to launch this franchise in the 2002 season.


ANALYSIS OF FINANCIAL CONDITION

The first quarter of 2000 marked the emergence of the Company as a true venture capital fund, registered with the SEC as a Business Development Corporation. The second and third quarters continues to show steady growth through the incubation and financial support of the Company's investment portfolio.

The Company's auditors removed the Going Concern statement in their 1999 audited financial statement that is a statement of objective confidence regarding the Company's current structure and capital position.

Management believes that the key to a successful fund is the ability to produce ongoing revenues and profits from operating subsidiaries that will allow for an orderly due diligence process when investing in start up or emerging growth companies.

The Company has subsequently formed three operating subsidiaries that are strategically positioned to produce both revenue and profits. The Company will continue to actively seek emerging growth opportunities that meet its stated investment criteria and will continue its capital raising efforts to fund these carefully selected investment opportunities.


Results of Operations - Three months ended September 30, 2000, compared to the three months ended September 30, 1999.

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

Revenues. Revenues for the three months ended September 30, 2000, increased by $95,883 or 575% to $112,655 from $16,682 for the three months ended September 30, 1999. This increase resulted from gains in investment banking services, as well as revenues generated from the sports and internet divisions.

Expenses. Total expenses for the three months ended September 30, 2000, increased by $1,546,936 or 1,074% to $1,690,989 from $144,053 for the three months ended September 30, 1999. General and administrative expenses for the three months ended September 30, 2000, increased by $1,532,687 or 1,064% to $1,676,740 from $144,053 for the three months September 30, 1999. These increases resulted from the administrative and operating costs associated with consolidating the financial statements of the portfolio companies in which the Company has a majority or greater interest.

Results of Operations - Nine months ended September 30, 2000, compared to the nine months ended September 30, 1999.

In the first three quarters, the Company raised over $5 million in capital which was used for working capital, debt reduction and investments

Revenues. Revenues for the nine months ended September 30, 2000, increased by $570,889 or 92% to $1,193,765 from $622,876 for the nine months ended September 30, 1999. This increase resulted from gains in investment banking services, as well as revenues generated from the sports and internet divisions.

Expenses. Total expenses for the nine months ended September 30, 2000, increased by $3,798,599 or 809% to $4,268,287 from $469,688 for the nine months ended September 30, 1999. This increase resulted from the administrative and operating costs associated with consolidating the financial statements of the portfolio companies in which the Company has a majority or greater interest.

Changes in Financial Condition, Liquidity and Capital Resource.

For the nine months ended September 30, 2000, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of September 30, 2000, the Company had cash of $19,119.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PEACOCK FINANCIAL CORPORATION



November 15, 2000             /s/ Steven R. Peacock
------------------            ---------------------
Date                          Steven R. Peacock
                              President and Chief Executive Officer



November 15, 2000             /s/ Lisa L. Martinez
-----------------             --------------------
Date                          Lisa L. Martinez
                              Corporate Secretary