Form 10KSB
period 2000-12-31
PEACOCK FINANCIAL CORP
filed 2001-04-17
CIK 748268

                      Securities And Exchange Commission

                             Washington, DC 20549
                   ----------------------------------------

                                  FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___ .
                                       ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OR REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2000, WAS 76,931,751.

DOCUMENTS INCORPORATED BY REFERENCE: NONE.

ITEM 1 - BUSINESS
-----------------

Peacock Financial Corporation, a Colorado corporation (the Company), incorporated February 1984, is a publicly traded diversified investment holding company that makes direct investments in and provides management services to businesses that have an operating history and can perform to the bottom line. The Company intends to continue expanding through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures.

The Company participates in companies in various fields of business by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to be viable and reach a significant milestone with the Company's initial investment as well as possessing a potential to generate significant revenues through strong intellectual property rights and experienced management. The Company continually seeks and evaluates investment opportunities that have the potential of earning significant returns. The Company has in the past, and may again in the future, raise capital specifically for the purpose of permitting it to make an investment that the company believes is attractive.

The Company's current enterprise portfolio includes the following:

  . Peacock Real Estate Development Corporation (Riverside Park Apartments, Canyon Shadows, St. Michel)

  .   Vir-Tek Corporation

  .   iNetPartners, Inc.

  .   San Diego Soccer Development Corporation

  .   Bio-Friendly Corporation

  .   Bizness Soup Talk

The Company plans to invest in ventures with at least a three-year operating history, is performing with a profit to the bottom line and, in some cases, has the need for identification and implementation of experienced management. Identifying and developing each new business opportunity requires the Company to dedicate significant amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success, and future profitability involves inherent risk and uncertainty.

At December 2000, the Company has written off several of its investments. The auditors have written an opinion that unless the Company can turn profitable, it will be forced to cease operations. The new management of the Company has been consolidating the portfolio and endeavoring to improve their performance while adding to it through strategic investment and attempting to move the Company into profitability.

ITEM TWO - INVESTMENTS
----------------------

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

St. Michel Development

In 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company. A joint venture to build out these homes was just completed and the Company is expecting the distribution of its profits shortly.

Vir-Tek

Vir-Tek is a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The company emphasizes teamwork in combination with innovation to design balanced solutions to complex environmental, industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies. The Company has a 49% equity interest in Vir-Tek.

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

San Diego Soccer Development Corporation

The Company currently owns approximately 1,555,001 shares of San Diego Soccer Development Corporation (SDSDC). SDSDC owns the San Diego Flash, an A-league professional soccer team, which is the only publicly traded soccer franchise in the United States.

Bio-Friendly Corporation

In May, the Company invested $180,000 for 437,500 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company, that has a combustion catalyst which dramatically reduces the emissions produced by any system which burns fuel of any kind, while greatly reducing the amount of fuel consumed.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Unresolved legal issues are:

     . Cox Communications - A collection case for services provided to the Orange County Soccer Development Corporation. The claim is for $60,000 and is in the discovery phase with a possibility of settlement prior to the trial.
     . City of San Jacinto - Involves the delinquency of payments of the property and mello roos taxes on 105 parcels of real property owned by PR Equities, where Peacock Financial Corporation is the General Partner. This case is currently in a work-out period to provide an offer to the City.

     . Bank of Hemet - This case involved a loan to PR Equities, where Peacock Financial Corporation is the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. This case was just settled for $100,000 to paid out over a period of eighteen months.
     . Hawthorne - Peacock Financial Corporation is the plaintiff in this case to retrieve two errantly issued stock certificates. One of the two was recovered and the other is considered to be lost. A proposal to re-issue the missing certificate and then cancel it is now pending.
     . Steven Slagter - The case involved an action brought against PR Equities, where Peacock Financial Corporation is the General Partner. It involved the collection of approximately $900,000 on a promissory note. There was a summary judgment for nearly $1.35 million. The Company has entered into preliminary settlement negotiations at a value of $250,000.
     . Helen Apostle - This case involved an action for approximately $90,000 involving a defaulted loan. A settlement has been offered and we are currently waiting for a reply.

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

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31, 2000, the Company's common stock traded between $1.96 and $.02 per share. The Company has not yet adopted any policy regarding payment of dividends.

Quarter Ended                        Low                   High
-------------                        ---                   ----
March 31, 2000                      $0.57                 $1.96
June 30, 2000                        0.31                  0.95
September 30, 2000                   0.17                  0.34
December 31, 2000                    0.02                  0.19

At December 31, 2000, there were over 6,000 holders of record of the Company's stock.

ITEM 6 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See index to financial statements included herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Fiscal year 2000 was the Company's second year in operation as a Business Development Corporation under the Investment Act of 1940.

Management believes that the key to a successful Business Development Corporation is the ability to produce ongoing revenues and profits from operating subsidiaries which will allow for an orderly due diligence process.

Results of Operations
---------------------

Revenues totaled $764,814 for the fiscal year ending December 31, 2000. For the year ending December 31, 1999, revenues were $704,556. The increase resulted from fees charged for property management and administration income as well as income received for website development.

General and administrative expenses for the year ended December 31, 2000 were $2,827,709, as compared to $918,374 for the year ended December 31, 1999. The increase was primarily due to the administrative and operating costs, specifically the payroll expenses, associated with consolidating the financial statements of the portfolio companies in which the Company had a majority or greater interest.

Bad debt expenses for year ended December 31, 2000 were $1,536,998, as compared to $196,791 for the year ended December 31, 1999. The increase resulted from allowances reserved on doubtful receivables.

Depreciation and amortization expenses was $38,776 for the year ended December 31, 2000 as compared to $33,979 for the year ended December 31, 1999. The increase was due to the addition of fixed assets in the portfolio companies.

Interest expense was $918,756 for the year ended December 31, 2000 as compared to $126,932 for the year ended December 31, 1999. The increase was primarily due to the loss of market value associated with the conversion of convertible debentures to stock.

Loss on disposition of assets was $1,809,200 for year ended December 31, 2000 as compared to $37,365 for year ended December 31, 1999. The increase was primarily due to the write-off of the Vista Ramona property which was lost due to foreclosure.

Total operating loss was $8,616,328 for the year ending December 31, 2000 as compared to $692,737 for the year ended December 31, 1999. This increase reflects the write-off of certain of the Company's investments, particularly the soccer franchises.

Changes in Financial Condition, Liquidity and Capital Resource
--------------------------------------------------------------

For the twelve months ended December 31, 2000, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. The Company currently has no lines of credit available and is operating in a negative cash flow. Future operations will depend on attracting additional investments into the Company, which are essential to the Company's future.

ITEM 8 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
---------------------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION and CONTROL PERSONS,
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Name                      Age    Position                   Period of Service

Robert A. Braner          62     Interim President and      Since 2000
                                 Chairman of the Board

James S. Upton            53     Executive Vice             Since 1996
                                 President and Director

Lisa Martinez             42     Acct. & Finance Mgr.       Since 1997
                                 and Corporate Secretary

All directors hold office until the next annual shareholders meeting or until their death, resignation, and retirement or until their successors have been elected and qualified.

Mr. Robert A. Braner, 62, is serving as Interim President. He brings with him more than thirty years experience in providing leadership to progressively minded growth companies and internationally known organizations. Mr. Braner combines diverse financial, management and creative leadership with solid and diversified, extensive international experience in the cross-cultural business process. He was the former President and Chief Operating Officer of Automobili Lamborghini USA, Inc.

Mr. James S. Upton, 53, held the position of Executive Vice President and Director of Peacock Financial Corporation as of 12/31/00. Mr. Upton has since been terminated from the Company.

Ms. Lisa Martinez, 41, is Corporate Secretary and the Accounting & Finance Manager of Peacock Financial Corporation. She has over 20 years of accounting experience and has the managerial duties to handle the multitude of public and privates business entities for Peacock through effective and organizational administrative skills.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

The following table shows the amount of compensation earned for services in all capacities to the Company for the last fiscal year for the executive officers at December 31, 2000.

Names and Position                              Year      Salary       Other     Total
Steven R. Peacock, President and
 Chief Executive Officer and Director           2000      $168,500     None     $168,500

James S. Upton, Executive Vice-President        2000      $ 95,265     None     $ 95,265

Lisa L. Martinez, Corporate Secretary           2000      $ 54,125     None     $ 54,125

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

At the close of business on December 31, 2000, the Company had 76,931,751 shares outstanding. There were no beneficial owners of more than five percent of any class of the Company's voting securities.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None

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

                                            PEACOCK FINANCIAL CORPORATION


                                            By: /s/ Robert A. Braner
                                            ------------------------
                                            Robert A. Braner
                                            Interim President

Date: April 17, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                      Date
---------                        -----                      ----

/s/ Robert A. Braner
----------------------
Robert A. Braner                 Interim President         4/17/01



/s/ Lisa L. Martinez
----------------------
Lisa L. Martinez                 Secretary                 4/17/01

                         PEACOCK FINANCIAL CORPORATION
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

                                   CONTENTS



Independent Auditors' Report .............................................  3

Consolidated Balance Sheet................................................  4

Consolidated Statements of Operations ....................................  6

Consolidated Statements of Stockholders' Equity (Deficit) ................  8

Consolidated Statements of Cash Flows .................................... 11

Notes to the Consolidated Financial Statements ........................... 13

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

Peacock Financial Corporation and Subsidiaries
Board of Directors
San Jacinto, California

We have audited the accompanying consolidated balance sheet of Peacock Financial Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peacock Financial Corporation and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 5, 2001

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheet

                                    ASSETS
                                    ------

                                                              December 31,
                                                                   2000
                                                              ------------

CURRENT ASSETS

   Cash                                                       $      2,513
   Accounts receivable, net (Note 3)                                27,000
   Due from related party, net (Note 10)                            79,765
   Prepaid expenses                                                  2,704
   Notes receivable - related parties, net (Note 8)                 29,987
   Notes receivable, net (Note 7)                                   84,957
                                                              ------------

     Total Current Assets                                          226,926
                                                              ------------

FIXED ASSETS, NET (Notes 3 and 5)                                  191,530
                                                              ------------

OTHER ASSETS

   Investments in limited partnerships (Note 4)                  1,131,961
   Other investments (Note 6)                                      394,289
   Other assets                                                      3,500
                                                              ------------

     Total Other Assets                                          1,529,750
                                                              ------------

     TOTAL ASSETS                                             $  1,948,206
                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheet (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

                                                                                   December 31,
                                                                                       2000
                                                                                -----------------
CURRENT LIABILITIES

   Accounts payable                                                             $         473,496
   Accrued expenses                                                                       169,303
   Accrued interest                                                                        68,873
   Judgments payable (Note 12)                                                            350,000
   Notes payable - current portion (Note 9)                                               848,343
                                                                                -----------------

     Total Current Liabilities                                                          1,910,015
                                                                                -----------------

LONG-TERM DEBT

   Notes payable - long term (Note 9)                                                     523,175
                                                                                -----------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF DISCONTINUED OPERATIONS (Note 16)              305,055
                                                                                -----------------

     Total Liabilities                                                                  2,738,245
                                                                                -----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized at $0.01 par value;
    545,300 shares issued and outstanding                                                   5,453
   Common stock: 250,000,000 shares authorized at $0.001 par value;
    76,931,751 shares issued and outstanding                                               76,932
   Additional paid-in capital                                                          11,390,655
   Subscriptions receivable                                                              (286,056)
   Treasury stock                                                                          (8,180)
   Accumulated deficit                                                                (11,968,843)
                                                                                -----------------

     Total Stockholders' Equity (Deficit)                                                (790,039)
                                                                                -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $       1,948,206
                                                                                =================

The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                               For the Year Ended
                                                                   December 31,
                                                        --------------------------------
                                                             2000                   1999
                                                        -------------     -------------
REVENUES

   Investment banking income                            $     525,000     $     605,000
   Property management and administration income               12,525             7,070
   Website development                                        104,900                 -
   Other income                                               122,389            92,486
                                                        -------------     -------------

     Total Revenues                                           764,814           704,556
                                                        -------------     -------------

EXPENSES

   General and administrative                               2,827,709           918,374
   Bad debt expense                                         1,536,998           196,791
   Depreciation and amortization                               38,776            33,979
                                                        -------------     -------------

     Total Expenses                                         4,403,483         1,149,144
                                                        -------------     -------------

LOSS FROM OPERATIONS                                       (3,638,669)         (444,588)
                                                        -------------     -------------

OTHER INCOME (EXPENSE)

   Interest income                                             11,969             8,371
   Interest expense                                          (918,756)         (126,932)
   Unrealized loss on investments                            (621,108)                -
   Realized gain (loss) on investments                        512,150           (92,223)
   Loss on disposition of assets                           (1,809,200)          (37,365)
                                                        -------------     -------------

     Total Other Income (Expense)                          (2,824,945)         (248,149)
                                                        -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES AND DISCONTINUED OPERATIONS                  (6,463,614)         (692,737)

Income taxes (Note 2)                                               -                 -
                                                        -------------     -------------

LOSS FROM CONTINUING OPERATIONS                            (6,463,614)         (692,737)
                                                        -------------     -------------

LOSS FROM DISCONTINUED OPERATIONS
 NET OF ZERO TAX EFFECT (Note 16)                          (2,152,714)                -
                                                        -------------     -------------

NET LOSS                                                   (8,616,328)         (692,737)
                                                        -------------     -------------

OTHER COMPREHENSIVE (LOSS)

   Loss on treasury stock                                    (274,287)                -
   Dividends                                                  (22,812)         (188,786)
                                                        -------------     -------------

NET COMPREHENSIVE LOSS                                  $  (8,913,427)    $    (881,523)
                                                        =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)


                                                      For the Year Ended
                                                           December 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------

BASIC LOSS PER SHARE

   Continuing operations                           $      (0.13)  $      (0.02)
   Discontinued operations                                (0.04)        -
                                                   ------------   ------------

   Basic Loss Per Share                            $      (0.17)  $      (0.02)
                                                   ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        50,655,097     30,503,871
                                                   ============   ============



  The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficit)



                                                                Preferred Stock                         Common Stock
                                                         ------------------------------        --------------------------------
                                                         Subscriptions      Accumulated
                                                             Shares            Amount             Shares             Amount
                                                         -------------      -----------        ------------        ------------
Balance, December 31, 1998                                   672,300        $     6,723          20,750,370         $    20,750

Common stock issued for cash                                       -                  -          14,008,007              14,008

Common stock issued for services                                   -                  -             759,571                 760

Common stock issued on conversion of debentures                    -                  -           1,070,560               1,070

Common stock issued for investments                                -                  -           1,250,000               1,250

Common stock issued in conversion of preferred stock          (2,000)               (20)              2,000                   2

Common stock canceled                                              -                  -             (30,000)                (30)

Cash received on subscriptions receivable                          -                  -                   -                   -

Accrued dividends                                                  -                  -                   -                   -

Dividends paid                                                     -                  -                   -                   -

Net loss for the year ended December 31, 1999                      -                  -                   -                   -
                                                           ---------        -----------        ------------        ------------

Balance, December 31, 1999                                   670,300        $     6,703          37,810,508        $     37,810
                                                           ---------        -----------        ------------        ------------

                                                            Additional              Paid-in
                                                              Capital              Receivable             Deficit
                                                         -----------------       --------------       ----------------
Balance, December 31, 1998                               $       3,519,882       $           -        $    (2,385,491)

Common stock issued for cash                                     1,789,098            (443,500)                     -

Common stock issued for services                                   161,040                   -                      -

Common stock issued on conversion of debentures                     58,346                   -                      -

Common stock issued for investments                                123,750                   -                      -

Common stock issued in conversion of preferred stock                    18                   -                      -

Common stock canceled                                               (5,779)                  -                      -

Cash received on subscriptions receivable                                -             116,445                      -

Accrued dividends                                                  (23,172)                  -                      -

Dividends paid                                                    (165,614)                  -                      -

Net loss for the year ended December 31, 1999                            -                   -               (692,737)
                                                         -----------------       -------------        ---------------
Balance, December 31, 1999                               $       5,457,569       $    (327,055)       $    (3,078,228)
                                                         -----------------       -------------        ---------------


  The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                        Preferred Stock             Common Stock            Additional
                              ----------------------------  ----------------------------
                              Subscriptions   Accumulated                                    Paid-in
                                  Shares        Amount         Shares         Amount         Capital      Receivable     Deficit
                              -------------  -------------  -------------  -------------  -------------  ------------  ------------
Balance,
December 31, 1999                   670,300  $       6,703     37,810,508  $      37,810  $   5,457,569  $   (327,055) $ (3,078,228)

Common stock issued
for cash                               -              -        22,330,821         22,331      4,595,865      (158,001)         -

Common stock issued
for services                           -              -         1,282,000          1,282        247,118          -             -

Common stock issued on
conversion of debentures               -              -        14,577,215         14,578        604,713          -             -

Common stock issued
for investments                        -              -           800,000            800        169,200          -             -

Common stock issued in
lieu of interest                       -              -             6,207              6          6,202          -             -

Common stock issued in
conversion of preferred stock      (125,000)        (1,250)       125,000            125          1,125          -             -

Accrued dividends                      -              -              -               -          (22,812)         -             -

Stock offering costs                   -              -              -               -         (202,325)         -             -

Cash received on
subscriptions receivable              -               -              -               -             -          199,000          -

Additional interest recorded
on convertible debentures             -               -              -               -          534,000          -             -
                              -------------  -------------  -------------  -------------  -------------  ------------  ------------
Balance Forward                     545,300  $        5,45     76,931,751  $      76,932  $  11,390,655  $   (286,056) $ (3,078,228)
                              -------------  -------------  -------------  -------------  -------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                        Preferred Stock             Common Stock            Additional
                              ----------------------------  ----------------------------
                              Subscriptions   Accumulated                                    Paid-in
                                  Shares        Amount         Shares         Amount         Capital      Receivable     Deficit
                              -------------  -------------  -------------  -------------  -------------  ------------  ------------
Balance Forward                     545,300  $       5,453     76,931,751  $      76,932  $  11,390,655  $   (286,056) $ (3,078,228)

Unrealized loss on
treasury stock                         -              -              -              -              -             -          (69,222)

Realized loss on treasury
 stock                                 -              -              -              -              -             -         (205,065)

Net loss for the
year ended
December 31, 2000                      -              -              -              -              -             -       (8,616,328)
                              -------------  -------------  -------------  -------------  -------------  ------------  ------------
Balance,
December 31, 2000                   545,300  $       5,453     76,931,751  $      76,932  $  11,390,655  $   (286,056) $(11,968,843)
                              =============  =============  =============  =============  =============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                                                For the Year Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                             2000             1999
                                                                         -------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Continued operations:
   Net loss                                                              $  (6,463,614)    $  (692,737)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                              38,776          33,979
     Bad debts                                                               1,536,998         196,791
     Loss on disposition of assets                                           1,809,200          37,365
     Loss on investments                                                       108,958          92,223
     Additional interest on convertible debentures                             534,000               -
     Stock issued for services                                                 248,400         161,800
Discontinued operations:
   Net loss                                                                 (2,152,714)              -
   Depreciation and amortization                                                 6,683               -
   Bad debts                                                                     9,987               -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                 19,828          99,147
     (Increase) decrease in accounts
      receivable - related parties                                            (185,476)        (61,091)
     (Increase) decrease in other assets                                           (62)        (18,950)
     Increase (decrease) in accounts payable                                   314,224         (68,471)
     Increase (decrease) in bank overdraft                                           -          (4,509)
     Increase (decrease) in other liabilities                                  671,006         (57,995)
     Increase (decrease) in discontinued operations reserve                    288,385               -
                                                                         -------------     -----------

       Net Cash (Used) by Operating Activities                              (3,215,421)       (282,448)
                                                                         -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of licensing rights                                               (150,000)              -
   Purchase of investments                                                    (181,543)       (662,348)
   Notes receivable - advances                                              (1,189,611)       (324,007)
   Notes receivable - received                                                  30,343          92,500
   Purchase of property and equipment                                         (193,149)         (7,084)
                                                                         -------------     -----------
       Net Cash (Used) by Investing Activities                              (1,683,960)       (900,939)
                                                                         -------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                                                -         (31,660)
  Repayment of notes payable                                                  (306,590)        (62,634)
  Proceeds from long-term borrowings                                           843,500               -
  Repurchase of stock                                                         (282,467)         (5,809)
  Stock offering costs                                                        (202,325)              -
  Receipt of subscription receivable                                           199,000               -
  Stock issued for cash                                                      4,460,195       1,474,071
                                                                         -------------     -----------
     Net Cash Provided by Financing Activities                           $   4,711,313     $ 1,373,968
                                                                         -------------     -----------


  The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)

                                                                 For the Year Ended
                                                                    December 31,
                                                          -------------------------------
                                                               2000              1999
                                                          --------------     ------------
NET INCREASE (DECREASE) IN CASH                           $     (188,068)    $    190,581

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                               190,581                -
                                                          --------------     ------------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                           $        2,513     $    190,581
                                                          ==============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                                         $      357,123     $    269,728
    Income taxes paid                                     $            -     $          -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

   Common stock issued for services                       $      248,400     $    161,800
   Common stock issued on conversion of debentures
     and interest                                         $      625,499     $     59,416
   Common stock issued for investments                    $      170,000     $    125,000
   Dividends paid through investment stock                $            -     $    165,614
   Purchase of fixed assets through issuance of notes
     payable                                              $       31,195     $          -

 The accompanying notes are an integral part of these consolidated financial statements.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 1 -  COMPANY BACKGROUND

          The consolidated financial statements include those of Peacock Financial Corporation (Colorado) (Peacock), its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (California) (PREDC), Peacock International Corporation (Bahamas) (PIC), DotCom Ventures, LLC (DotCom), and Peacock Sports, Inc. (PSI). The consolidated financial statements also include its majority owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (80%), Orange County Soccer Development Corporation (Orange) (85%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNetPartners, Inc. (iNet) (51%). Collectively, they are referred to herein as "the Company".

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

          DotCom was organized on July 23, 1999. Peacock acquired its initial 50% ownership with an initial investment of $112,203. On January 5, 2000, the Company acquired the remaining 50% ownership by granting options to acquire a total of 500,000 restricted common shares of the Company at $0.10 per share. DotCom was organized for the purposes of conducting an internet production company and to consult start-up and emerging growth companies with their internet strategies.

          PSI was incorporated in January 2000 to hold and manage investments in professional sports. PSI holds ownership interests in three "A" league professional soccer teams, including the Orange County Waves, the Bay Area Seals and the San Diego Flash.

          In January 2000, the Company acquired an 85% ownership interest for $50,000 cash in Orange County Soccer Development Corporation (Orange). The investment was recorded as a purchase. Orange owns the "A" league soccer franchise for Orange County, California, known as the Orange County Waves.

          In February 2000, the Company acquired an 85% ownership interest for $100,000 cash in Bay Area Soccer Development Corporation (Bay Area). The investment was recorded as a purchase. Bay Area owns the "A" league soccer franchise of San Francisco, California known as the Bay Area Seals.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 1 -  COMPANY BACKGROUND (Continued)

          In February 2000, the Company acquired a 53% ownership interest in Riverside County Soccer Development Corporation (Riverside) for $6,000. The investment was recorded as a purchase. Riverside owns a D-3 league soccer franchise known as the Riverside Elite.

          The investments and operations of the soccer subsidiaries were discontinued as of December 31, 2000 (see Note 15).

          Peacock holds a 51% interest in iNet as of December 31, 2000. iNet was organized under the laws of the State of California on December 15, 1999. iNet focuses on the development of Internet e-commerce applications for both the new and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce website to provide Internet automobile shoppers easy access to dealer inventories.

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

NOTE 2 -  GOING CONCERN

          As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $11,968,000 at December 31, 2000 and has incurred a loss of $8,616,328 for the year ended December 31, 2000. In addition, the Company is party to certain lawsuits at December 31, 2000 that could have a material impact on the Company's operations. The Company also has certain debts that are in default at December 31, 2000. The Company's stockholders' deficit at December 31, 2000 was $790,039 and its current liabilities exceeded its current assets by $1,683,089.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 2 -  GOING CONCERN (Continued)

          These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations. The Company decided to discontinue all of the soccer operations of its subsidiaries as of December 31, 2000.

          In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) converting promissory notes into common stock and (3) enter into acquisition agreement with profitable entities with substantial operations. In addition, management is continually seeking to improve the operations and grow the business through a variety of venues. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                    Description                     Estimated Useful Life
                    -----------                     ---------------------

                    Furniture and fixtures          5 to 7 years
                    Computers and software          5 years
                    Automobiles                     5 years

          e.   Basic and Diluted Loss Per Share

                                            2000            1999
                                            -----           ----

          Loss (numerator)              $(8,616,328)    $   (692,737)

          Shares (denominator)           50,655,097       30,503,871

          Per share amount              $     (0.17)    $      (0.02)

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of convertible debt and preferred shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

          f.   Change in Accounting Principles

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial- components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.   Change in Accounting Principles (Continued)

          servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          g.   Principles of Consolidation

          The consolidated financial statements include those of Peacock Financial Corporation (Colorado), its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (California) (PREDC), Peacock International Corporation (Bahamas) (PIC), DotCom Ventures, LLC (DotCom) and Peacock Sports, Inc. (PSI). They also include the majority owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (80%), Orange County Soccer Development Corporation (Orange) (85%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNet Partners, Inc. (iNet) (51%). All significant intercompany accounts and transactions have been eliminated.

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

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j.   Provision for Taxes

          At December 31, 2000, the Company had an accumulated deficit of $11,968,843 which includes net operating loss carryforwards that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                  For the Years
                                                                  Ended
                                                                  December 31,
                                                   --------------------------
                                                        2000          1999
                                                        ----          ----

          Income tax benefit at statutory rate     $   3,274,205  $   263,240
          Change in valuation allowance               (3,274,205)    (263,240)
                                                   -------------  -----------
                                                   $           -  $         -
                                                   =============  ===========

          Deferred tax assets (liabilities) are comprised of the following:

                                                                For the Years
                                                                Ended
                                                                December 31,
                                                      ---------------------
                                                        2000         1999
                                                        ----         ----

          Income tax benefit at statutory rate    $  4,548,160  $   1,273,955
          Change in valuation allowance             (4,548,160)    (1,273,955)
                                                  ------------  -------------

                                                  $          -  $           -
                                                  ============  =============

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

          k.   Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

          l.   Revenue Recognition

          The Company receives shares in certain companies for providing capital and investment services. The Company records investment banking income based on the fair value of the shares received.

          m.   Accounts and Notes Receivable

          Accounts and notes receivable are shown net of an allowance for doubtful accounts of $1,760,100 as of December 31, 2000

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS

         During 1987, the Company formed a limited partnership agreement where the Company is the general partner. The partnership was formed to acquire and develop approximately 500 acres in San Jacinto, California. The partnership currently owns certain residential lots, commercially zoned property, and property zoned for high density senior apartments within the community of Rancho San Jacinto. The general partner was not required to make an initial capital contribution, thus the initial investment was recorded at $-0-. The Company holds a 15% interest in the limited partnership at December 31, 2000 and records the investment under the equity method of accounting. The Company has not recorded its share of losses in excess of its investment.

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

         In December 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company and also receives an overhead fee for the construction and marketing of the homes. The investment is recorded under the equity method.

         During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 12). During April 1996, the Company was awarded $2,400,000 in Federal tax credits. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P. retaining a 1% interest as general partner and receiving a $905,000 capital account in the partnership. During 1999, a $70,000 note held by the Company was transferred to Canyon Shadows, L.P., which was recorded as a capital distribution to the Company (see
         Note 12). Additional costs of $411,639 were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,131,961 at December 31, 2000.

         The Company currently owns 49% of Vir-Tek Company (Vir-Tek), a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The company emphasizes teamwork in industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies. The investment is recorded under the equity method. The Company has also recorded a receivable from Vir-Tek totaling $139,029 for funds advanced to Vir-Tek for operating expenses.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 5 - FIXED ASSETS

         Fixed assets consist of the following at December 31, 2000:

             Furniture and fixtures                                   $  38,039
             Computers and software                                     194,212
             Automobiles                                                 56,195
                                                                      ---------
                                                                        288,446

            Accumulated depreciation                                    (96,916)
                                                                      ---------

            Net fixed assets                                          $ 191,530
                                                                      =========

         Depreciation expense for the years ended December 31, 2000 and 1999 was $38,776 and $3,979, respectively.

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

         On October 19, 1998, the Company issued 1,000,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 33% interest in IPO/Emerging Growth Company, LLC. (IPO). The investment has been recorded under the equity method. The Company's share of the 1999 and 2000 loss recorded under the equity method was $16,513 bringing the equity investment at December 31, 2000 to $83,487.

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

         During 2000, the Company acquired an additional 1,050,000 restricted shares of SDSDC for an additional cost of $531,519. 1,000,000 of those shares were received as an investment fee recorded at $500,000 or $0.50 per share. A decline in the value of the shares was recorded at December 31, 2000 of $607,055 bringing the total value of the 1,555,001 shares at December 31, 2000 to $108,850.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 6 - OTHER INVESTMENTS (Continued)

         On January 3, 2000, SDSDC became a publicly traded company. The shares are thinly traded, however, until SDSDC is able to finalize a proposed merger agreement. The Company's shares in SDSDC have been recorded at their fair value at December 31, 2000 rather than cost because of the significant decline in value. Once the shares become free-trading shares on the open market, they will be recorded as "trading securities" pursuant to SFAS 115. The shares represent an approximate 15% ownership in SDSDC at December 31, 2000. Management of the Company does not exercise any influence or control over management of SDSDC.

         On February 2, 1999, the Company issued 750,000 shares of its outstanding common stock valued at $75,000 to acquire approximately 20% (2,000,000 shares) of the outstanding shares of Solutions Media, Inc. (Solutions). On June 15, 1999, the Company entered into a separate agreement whereby the 750,000 shares of the Company were returned for cancellation in exchange for the return of the 2,000,000 shares of Solutions. As part of the agreement, the Company received 800,000 shares of Solutions as an investment fee valued at $400,000. The investment was originally recorded under the cost method as the Company did not exercise any influence or control over management of Solutions. The 800,000 shares of Solutions represented an approximate ownership of 2% at December 31, 1999. Solutions filed for bankruptcy during 2000 under Chapter 7. Therefore, the investment in Solutions at December 31, 2000 was written down to $-0-, as there is no apparent current value of the shares owned.

         During 1999, the Company purchased 1,020,000 shares of Las Vegas Soccer Development Corporation (LVSDC) for $20,000 cash, which represents an approximate ownership of 25% at December 31, 2000. The investment has been recorded under the equity method.

         During 2000, the Company invested a total of $180,000 in Bio-Friendly Corporation (Bio-Friendly) for 437,500 shares of Bio-Friendly stock. The investment is recorded under the cost method as the Company does not exercise any influence or control over management of Bio-Friendly. Bio-Friendly has put together licensing agreements to manufacture, distribute and market their bulk fuel additive on a world-wide basis. The Company was originally to invest a total of $250,000 in Bio-Friendly for a total of 625,000 shares. The Company was also to receive 3.33% of Bio-Friendly's share of the cash flow pursuant to a joint venture. As the Company has not invested the full amount originally agreed on, the investment is recorded at cost with no revenues from the cash-flow.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 6 - OTHER INVESTMENTS (Continued)

         As previously mentioned, once the shares that the Company owns in each of the companies become free-trading shares on the open market, the investments will be recorded as "trading securities" pursuant to SFAS 115, and recorded at the fair market value of the shares owned.

         Following is a summary of the investments held as of December 31, 2000:

                    IPO/Emerging Growth Co.              $      83,487
                    San Diego Soccer Development               108,850
                    Bio-Friendly Corporation                   180,000
                    Las Vegas Soccer Development                20,000
                    Other                                        1,952
                                                         -------------

                    Total                                $     394,289
                                                         =============

NOTE 7 - NOTES RECEIVABLE

         Notes receivable consist of the following at December 31, 2000:

         Note receivable at 10%, secured by stock, principal and
           interest due June 12, 2001.                              $    72,457

         Note receivable at 10%, unsecured, principal and interest
           due July 1, 2000, currently in default.                       25,000
                                                                    -----------

                  Total Notes Receivable                                 97,457
                  Less: Allowance for Bad Debts                         (12,500)
                                                                    -----------

                  Notes Receivable, net                             $    84,957
                                                                    ===========

NOTE 8 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties consist of the following at December 31, 2000:

         Note receivable at 8%, due from San Diego Soccer
          Development Corporation, unsecured, principal and
          interest due on demand                                    $   100,000

         Credit line receivable at 10%, due from San Diego
          Soccer Development Corporation, secured by shares
          of SDSDC representing 53% of the outstanding shares,
          originally due December 31, 2000, currently in default.       694,612

         Note receivable at 7%, due from PR Equities, Ltd.
          (equity investment), unsecured, principal and interest
          due December 31, 2001.                                        565,223
                                                                    -----------

              Balance Forward                                       $ 1,359,835
                                                                    -----------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 8 - NOTES RECEIVABLE - RELATED PARTIES (Continued)

         Balance Forward                                           $  1,359,835

         Note receivable from former employee, secured by 100,000
          shares of the Company's stock, due October 1, 2000,
          currently in default                                           22,232

          Other                                                          17,880
                                                                   ------------

              Total Notes Receivable - Related Parties                1,399,947
              Less: Current Portion                                  (1,369,960)
                                                                   ------------

              Long-Term Notes Receivable - Related Parties         $     29,987
                                                                   ============

NOTE 9 - NOTES PAYABLE

         Notes payable consist of the following at December 31, 2000:

         Note payable at 5%, secured by an assignment of
           partnership cash, interest payable quarterly, principal
           due January 1, 2007, convertible to common stock.         $  500,000

         Note payable at variable rate (18.0% at December 31, 2000)
           collateralized by deed of trust on real property. Lump sum
           payment was due May 21, 1999, currently in default.           86,854

         Note payable at 10%, secured by deed of trust, due
           March 31, 1996, currently in default.                         65,000

         Note payable at 20.28%, secured by vehicles, payable
           in monthly installments of $832, matures February 2005.       27,914

         Debentures at 10%, unsecured, convertible into common
           shares at rates of $0.02 to $0.10 per share at the option
           of the holder, due December 31, 2000.                        681,750

         Others                                                          10,000
                                                                     ----------

             Total Notes Payable                                      1,371,518
             Less: Current Portion                                     (848,343)
                                                                     ----------

             Long-Term Notes Payable                                 $  523,175
                                                                     ==========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 9 -  NOTES PAYABLE (Continued)

          The aggregate principal maturities of notes payable are as follows:

           Years Ending December 31,                          Amount
           -------------------------                        -----------

                  2001                                       $  848,343
                  2002                                            5,795
                  2003                                            7,250
                  2004                                            8,680
                  2005                                            1,450
                  2006 and thereafter                           500,000
                                                            -----------
                  Total                                     $ 1,371,518
                                                            ===========

NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships. These advances are non-interest bearing and are reimbursed on a regular basis.

          The Company is owed certain amounts from a former officer of the Company and certain other related entities in the amount of $223,172. The amounts are non-interest bearing and due on demand. An allowance for bad debts of $143,407 has been recorded by the Company at December 31, 2000 due to collection uncertainty bringing the net amount to $79,765.

NOTE 11 - PROFIT SHARING PLAN

          In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 2000 and 1999.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

          a. General Partner Obligations
             ---------------------------

          The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities of these partnerships in its capacity as general partner. At December 31, 2000, the partnerships had certain liabilities with recourse against the Company although management does not feel that the potential liabilities will have a material impact on the Company.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

          b.   Rents and Leases
               ----------------

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

          c.   Wrap Around Mortgage
               --------------------

          The Company has sold a property subject to a mortgage. The mortgage has not been fully assumed by the buyer. If the buyer defaults on the mortgage, the Company may be liable for the balance owing.

          d.   Housing Grant
               -------------

          In April 1995, the Company acquired a 120 unit apartment complex using a $975,000 loan that converts to a grant from the City of Riverside, California. The loan is non- recourse and is secured by a second trust deed on the property. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the city, the loan will be forgiven in its entirety. Management has complied with all of the requirements and believes that the repayment of $905,000 (the grant portion) of the $975,000 is highly remote. Accordingly, $905,000 of the amount has been recorded as income to the Company for the year ended December 31, 1997.

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

          e.   Litigation
               ----------

          The Company is party to litigation and claims arising in the normal course of business. Management is currently working on settlement negotiations and has recorded a potential liability of $350,000 related to these lawsuit settlements. The outcome of these lawsuits and claims cannot be determined as of the date of our audit report.

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

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 14 - STOCK SUBSCRIPTIONS RECEIVABLE

          During 1999, the Company issued a total of 2,733,000 shares of its outstanding common stock for $443,500 under stock subscription notes receivable. These notes were non-interest bearing. During 1999, $116,445 of the amount was received. During 2000, the Company issued additional shares of common stock under promissory notes totaling $158,001 for 1,200,000 shares. These notes are also non-interest bearing. During 2000, an additional $199,000 was received by the Company pursuant to these subscription notes receivable. The total amount of stock subscriptions receivable at December 31, 2000 was $286,056.

NOTE 15 - SEGMENT INFORMATION

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

          The Company had three separate reportable segments during the year ended December 31, 2000, investment banking, website development and soccer franchises. As discussed in Note 16, the soccer subsidiaries were discontinued as of December 31, 2000. The remaining two segments will be the Company's focus in the future. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

          Financial information with respect to the reportable segments are as follows:


                                     Investment
                                    Banking and       Website
                                   Administration   Development      Total
                                   --------------   -----------   ------------

          Revenues                  $     611,214   $   153,600   $    764,814

          Expenses                     (3,581,346)     (822,137)    (4,403,483)

          Other income (expenses)      (2,823,479)       (1,466)    (2,824,945)
                                    -------------   -----------   ------------

          Net loss per segment      $  (5,793,611)  $  (670,003)  $ (6,463,614)
                                    =============   ===========   ============


NOTE 16 - DISCONTINUED OPERATIONS

          Effective December 31, 2000, the Company discontinued the operations of the soccer subsidiaries, Bay Area, Orange and Riverside. The following is a summary of the loss from discontinued operations resulting from the dissolution of these subsidiaries for the year ended December 31, 2000. The Company has established a reserve for discontinued operations of $305,055 which consists of net liabilities in excess of recoverable assets at December 31, 2000. No tax benefit has been attributed to the discontinued operations.

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2000 and 1999


NOTE 16 - DISCONTINUED OPERATIONS (Continued)

                                                                    For the
                                                                   Year Ended
                                                                  December 31,
                                                                      2000
                                                                 -------------

          REVENUES                                               $     178,540
                                                                 -------------

          OPERATING EXPENSES

            General and administrative                               2,315,634
            Bad debt expense                                             9,987
            Depreciation and amortization                                6,683
                                                                 -------------

              Total Operating Expenses                               2,332,304
                                                                 -------------

          LOSS FROM OPERATIONS                                      (2,153,764)
                                                                 -------------

          OTHER INCOME (EXPENSE)

            Interest income                                              1,834
            Interest expense                                              (784)
                                                                 -------------

              Total Other Income (Expense)                               1,050
                                                                 -------------

          LOSS FROM DISCONTINUED OPERATIONS                      $  (2,152,714)
                                                                 =============