Form 10-Q
period 2001-03-31
PEACOCK FINANCIAL CORP
filed 2001-05-15
CIK 748268

                      Securities and Exchange Commission
                             Washington, DC 20549

                    --------------------------------------

                                   FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the quarterly period ended March 31, 2001     Commission File No. 2-91651-D

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              [ ] YES     [ ] NO

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Common Stock                   99,256,109 Shares Outstanding
         $0.001 par value                     as of March 31, 2001

                         PEACOCK FINANCIAL CORPORATION
                              REPORT ON FORM 10-Q

                         QUARTER ENDED MARCH 31, 2001


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

               .    CONSOLIDATED BALANCE SHEETS AS OF
                    MARCH 31, 2001, AND DECEMBER 31, 2000         3 & 4

               .    CONSOLIDATED STATEMENTS OF
                    OPERATIONS FOR THE THREE MONTHS
                    ENDED MARCH 31, 2001 AND 2000                 5 - 6

               .    CONSOLIDATED STATEMENTS
                    OF CHANGES IN STOCKHOLDERS' EQUITY
                    AS OF MARCH 31, 2001                          7 - 9

               .    CONSOLIDATED STATEMENTS
                    OF CASH FLOWS FOR THE THREE MONTHS
                    ENDED MARCH 31, 2001 AND MARCH 31, 2000      10 & 11

               .    NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS                                      12

     ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATION                                      13 - 15

PART II.       OTHER INFORMATION AND SIGNATURES                     16

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                 ASSETS
                                 ------

                                                                       March 31,            December 31,
                                                                          2001                  2000
                                                                       ---------           ------------
CURRENT ASSETS                                                                  (Unaudited)
Cash and cash equivalents                                                  8,927                  2,513
Due from related party                                                    75,829                 79,765
Prepaid expenses                                                                                  2,704
Credit line receivable                                                   110,000                      -
Accounts receivable                                                       27,000                 27,000
Notes receivable - related parties                                        29,887                 29,987
Notes receivable                                                          84,957                 84,957
                                                                      ----------             ----------
      Total Current Assets                                               336,600                226,926
                                                                      ----------             ----------
FIXED ASSETS                                                             166,449                191,530
                                                                      ----------             ----------
OTHER ASSETS
Investments in limited partnerships                                    1,131,961              1,131,961
Other investments                                                        285,353                394,289
Other assets                                                               7,094                  3,500
                                                                      ----------             ----------
     Total Other Assets                                                1,424,408              1,529,750
                                                                      ----------             ----------
     TOTAL ASSETS                                                     $1,927,457             $1,948,206
                                                                      ==========             ==========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                                      March 31,              December 31,
                                                                                    ------------            -------------
                                                                                         2001                   2000
                                                                                    ------------            -------------
                                                                                      (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                                   $   412,195            $    473,496
  Other current liabilities                                                              232,429                 238,176
  Notes payable - current portion                                                        749,593                 848,343
  Stock subscription payable                                                             100,000                       -
  Judgments payable                                                                      350,000                 350,000
                                                                                    ------------            ------------
Total Current Liabilities                                                              1,844,217               1,910,015
                                                                                    ------------            ------------
LONG-TERM DEBT

Notes payable - long term                                                                523,175                 523,175
                                                                                    ------------            ------------
NET LIABILITIES IN EXCESS OF THE ASSETS OF DISCONTINUED OPERATIONS                       291,266                 305,055
                                                                                    ------------            ------------
Total Liabilities                                                                      2,658,658               2,738,245
                                                                                    ------------            ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock: 10,000,000 shares authorized at $0.01  par value; 545,300
 and 545,300 shares issued and outstanding, respectively                                   5,453                   5,453
Common stock: 250,000,000 shares authorized at $0.001 par value; 99,256,109
 and 76,931,751 shares issued and outstanding, respectively                               99,256                  76,932
Additional paid-in capital                                                            11,683,830              11,390,655
Subscriptions receivable                                                                (148,000)               (286,056)
Treasury stock                                                                            (9,692)                 (8,180)
Accumulated deficit                                                                  (12,362,048)            (11,968,843)
                                                                                    ------------            ------------
Total Stockholders' Equity                                                              (731,201)               (790,039)
                                                                                    ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  1,927,457            $  1,948,206
                                                                                    ============            ============

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                March 31,              March 31,
                                                                  2001                   2000
                                                               -----------            -----------
REVENUES

Property management and administration income                  $         -            $     1,315
Investment banking income                                                                 500,000
Other income                                                                                7,208
                                                               -----------            -----------
    Total Revenues                                                                        508,523
                                                               -----------            -----------
EXPENSES
General and administrative                                         196,839                364,406
Bad debt                                                           138,796                      -
Depreciation and amortization                                       11,450                  7,674
                                                               -----------            -----------
    Total Expenses                                                 347,085                372,080
                                                               -----------            -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS                          (347,085)               136,563
                                                               -----------            -----------
OTHER INCOME/(EXPENSES)
Interest income                                                     12,641                  2,244
Interest expense                                                   (30,964)               (17,530)
Realized gain (loss) on investments                                    (86)               166,216
Unrealized loss on investments                                    (108,850)
                                                               -----------            -----------
    Total Income (Expenses)                                       (127,259)               150,930
                                                               -----------            -----------
INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
 TAXES AND DISCONTINUED OPERATIONS                                (474,344)               287,493
INCOME TAXES                                                                                 (800)
                                                               -----------             -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                      (474,344)               286,693
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                          79,627               (334,064)
                                                               -----------            -----------
NET INCOME (LOSS)                                                 (394,717)               (47,371)
                                                               ===========             ==========

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Operations (Continued)

                                                                March 31,               March 31,
                                                                  2001                    2000
                                                               -----------             -----------
OTHER COMPREHENSIVE GAIN (LOSS)

Gain (loss) on treasury stock                                        1,512                       -
Dividends                                                                                    5,703
                                                               -----------             -----------
NET COMPREHENSIVE INCOME (LOSS)                                $  (393,205)            $   (41,668)
                                                               ===========             ===========
BASIS INCOME (LOSS) PER SHARE
Continuing operations                                          $     (0.01)            $      0.01
Discontinued operations                                                                      (0.01)
                                                               -----------             -----------
Basic Income (Loss) Per Share                                  $     (0.01             $     (0.00)
                                                               ===========             ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            88,263,488              40,721,916
                                                               ===========             ===========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                           Preferred Stock            Common Stock            Additional
                         ------------------      ----------------------         Paid-in        Subscriptions       Accumulated
                          Shares      Amount       Shares        Amount        Capital          Receivable          Deficit
                         --------    --------    -----------    ---------    ------------     ---------------     -------------
Balance, December 31,
 1998                     672,300    $  6,723     20,750,370    $  20,750       $3,519,882       $                  $(2,385,491)

Common stock issued
 for cash                                         14,008,007       14,008        1,787,118           (443,500)

Common stock issued
 for services                                        759,571          760          161,040

Common stock issued on
 conversion of debentures                          1,070,560        1,070           58,346

Common stock issued
 for investments                                   1,250,000        1,250          123,750

Common stock issued in
 conversion of
 preferred stock           (2,000)        (20)         2,000            2            1,998

Common stock canceled                                (30,000)         (30)          (5,779)

Cash received on
 subscriptions receivable                                                                             116,445

Accrued dividends                                                                  (23,172)

Dividends paid                                                                    (165,614)

Net income (loss) for
 the year ended
 December 31, 1999                                                                                                     (692,737)
                         --------    --------    -----------    ---------     ------------    ---------------     -------------
Balance,
December 31, 1999         670,300    $  6,703     37,810,508      $37,810       $5,457,569       $   (327,055)       (3,078,228)
                         --------    --------    -----------    ---------     ------------    ---------------     -------------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)


                                  Preferred Stock        Common Stock
                              --------------------  ----------------------     Additional     Subscriptions  Accumulated
                               Shares     Amount      Shares      Amount    Paid-in Capital    Receivable      Deficit
                              --------  ---------   ----------  ----------  ---------------   -------------  -----------
Balance,
December 31, 1999              670,300   $ 6,703   37,810,508    $37,810      $ 5,457,569     ($327,055)   $(3,078,228)
Common stock issued
 for cash                                          22,330,821     22,331        4,595,865      (158,001)

Common stock issued
 for interest                                           6,207          6            6,202

Common stock issued
 in conversion of
 preferred stock              (125,000)   (1,250)     125,000        125            1,125

Common stock issued
 for services                                       1,282,000      1,282          247,118

Common stock issued
 for debt                                          14,577,215     14,578          604,713

Cash received on
 subscriptions
 receivable                                                                                     199,000

Common stock issued
 for investments                                      800,000        800          169,200

Unrealized loss on
 Treasury stock                                                                   (69,222)

Realized loss on
 Treasury stock                                                                  (205,065)

Accrued dividends                                                                 (22,812)

Stock offering costs                                                             (202,325)

Net income (loss)
 for the period
 ended December 31,
 2000                                                                                                        (8,616,328)
                              --------   -------   ----------    -------      -----------     ---------    ------------
Balance,
 December 31, 2000             545,300   $ 5,453   76,931,751    $76,932      $11,390,655     $(286,056)   $(11,968,843)
                              ========   =======   ==========    =======      ===========     =========    ============

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)



                                               Preferred Stock       Common Stock        Additional
                                             -------------------  -------------------     Paid-in    Subscriptions   Accumulated
                                             Shares     Amount      Shares    Amount      Capital     Receivable       Deficit
                                            -------  ----------  ----------  -------    -----------  -------------   -----------
Balance December 31, 2000                    545,300  $    5,453  76,931,751  $76,932   $11,390,655    $(286,056)   $(11,968,843)

Common stock issued for cash
 (unaudited)                                                      13,807,692   13,807       193,192

Common stock issued for debt
 (unaudited)                                                       8,516,666    8,517        99,983

Cash received on subscriptions
 receivable (unaudited)                                                                                   10,000

Write-off of subscription receivable
 (unaudited)                                                                                             128,056

Unrealized gain on Treasury stock
 (unaudited)                                                                                                               1,512

Net income (loss) for the period
 ended March 31, 2001 (unaudited)                                                                                       (394,717)
                                             -------  ----------  ----------  -------   -----------    ---------    ------------
Balance, March 31, 2001
 (unaudited)                                 545,300  $    5,453  99,256,109   99,256   $11,683,830    $(148,000)   $(12,362,048)
                                             =======  ==========  ==========  =======   ===========    =========    ============

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows



                                                                      For the 3 Months Ended
                                                                  ------------------------------
                                                                    March 31          March 31
                                                                      2001              2000
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Continued Operations:
  Net income (loss)                                                  $(474,344)      $   286,693
  Adjustments to reconcile net income (loss) from
   continuing operations to net cash (used) by operating
   activities;
    Depreciation and amortization                                       11,450             7,674
    Bad debt expense                                                   138,796                 -
    Loss on investment                                                 107,424          (166,216)
Discontinued Operations:
  Net income (loss)                                                     79,627          (334,064)
  Depreciation and amortization                                          2,410                 -
  Loss on disposition of assets                                         13,631                 -
Changes in Operating Assets and Liabilities:
  (Increase) decrease in accounts and notes
    receivable                                                        (110,000)         (665,114)
  (Increase) decrease in accounts
    receivable - related parties                                         4,036           (68,507)
  (Increase) decrease in other assets                                    9,382          (281,404)
  Increase (decrease) in accounts payable                              (61,301)          128,920
  Increase (decrease) in other liabilities                              84,503          (151,404)
  Increase (decrease) in discontinued
    operation reserve                                                  (13,789)
                                                                     ---------        ----------
     Net Cash Used by Operating Activities                            (208,175)       (1,243,422)
                                                                     ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                                    -          (675,973)
  Purchase of property and equipment                                    (2,410)         (105,885)
                                                                     ---------        ----------
     Net Cash Used by Investing Activities                              (2,410)         (781,858)
                                                                     ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to shareholders                                                        -           (13,200)
  Repayment of notes payable                                                 -          (233,093)
  Repurchase of stock                                                        -            (1,610)
  Cash rec'd on subscriptions receivable                                10,000                 -
  Proceeds from stock offerings                                        206,999         2,342,170
                                                                     ---------        ----------
     Net Cash Provided by Financing Activities                       $ 216,999        $2,094,267
                                                                     ---------        ----------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Continued)



                                                                         For the 3 Months Ended
                                                                     ---------------------------------
                                                                      March 31             March 31
                                                                        2001                 2000
                                                                     ---------            ---------
NET INCREASE (DECREASE) IN CASH                                       $  6,414             $ 68,987

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                     2,513              190,581
                                                                      --------             --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                            $  8,927             $259,568
                                                                      ========             ========
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

Common stock issued on conversion of debentures & interest            $108,500             $ 20,087
Common stock issued for services                                      $      -             $      -
Common stock issued for investments                                   $      -             $      -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

Interest paid, net of amount capitalized                              $    121             $ 12,612
Income taxes paid                                                     $      -             $      -

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 2001 and DECEMBER 31, 2000


1. The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented.

2.  The Company has formed new subsidiary corporations in the names of:
    Broadleaf Capital Partners, Inc., Broadleaf Asset Management, Inc., Broadleaf Financial Services, Inc. and Brand Asset Management, Inc.

3. A Certificate of Assumed or Trade Name was filed in the State of Colorado to assume the name change to Broadleaf Capital Partners and is currently operating under said name pending shareholder approval for the legal name change.

4. The Company has entered into a Letter of Intent to acquire Genesis Aviation/Aerospace Modworks, Inc., a twelve-year old Aviation services company with $3.5-4 million in annual revenues.

5. A Joint Venture was entered into between Peacock Financial Corporation and Jugular, Inc., a leader in extreme sports products and worldwide registered trademarks, to form the new entity Jugular Japan. This Joint Venture, along with an Exclusive Japanese Distribution agreement with X-Gear, Inc., will provide a powerful combination to pursue licensing and marketing opportunities for Jugular's trademarks through Jugular Japan in the Japanese market.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


MANAGEMENT DISCUSSION
Peacock Financial Corporation (Company) is a venture capital fund that makes direct investments in and provides management services to businesses that have at least a three-year operating history and can perform with a profit to the bottom line. The Company intends on expanding its investment portfolio through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures. The Company has in the past, and may again in the future, raise capital specifically for the purpose of making an investment that the Company believes is attractive.


The Company's current portfolio of investments includes the following:

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

4. Vir-Tek Company - The Company currently owns 49% of Vir-Tek, a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The Company emphasizes teamwork in industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies.

5. iNetPartners, Inc. - Peacock Financial holds a 51 percent interest in iNetPartners, Inc., which focuses on the development of Internet e-commerce applications for both the net and used automotive markets and is currently developing iNetmotors.com, a regionally based automobile e-commerce Website to provide Internet automobile shoppers easy access to dealer inventories with detailed pictures and prices online within the shopper's immediate area. More than 80 percent of pre-owned and new vehicles are purchased within 20 to 35 miles of where the buyer lives or works, and 90 percent of all buyers want to inspect and test-drive the vehicle before purchase.

6. Bio-Friendly Corporation - In May, the Company signed a contract to purchase 625,000 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company, that has a combustion catalyst which dramatically reduces the emissions produced by any system which burns fuel of any kind, while greatly reducing the amount of fuel consumed.

7. San Diego Soccer Development Corporation (SDSDC) - The Company currently owns approximately 1,555,001 shares of SDSDC, the only publicly traded soccer franchise in the United States


ANALYSIS OF FINANCIAL CONDITION

The first quarter of 2001 marked the continuance of consolidating the Company's previous investments and operations. The Company, with new management, launched its strategy in seeking out business opportunities that will succeed in bringing profits to the bottom line.

Management believes that the key to a successful fund is the ability to produce ongoing revenues and profits from operating subsidiaries that will allow for an orderly due diligence process when investing in established companies that have a profitable operating history.


Results of Operations - Three months ended March 31, 2001, compared to the three months ended March 31, 2000.

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

Revenues. There were no revenues reported for the first three months ended March 31, 2001, as compared to $508,523 for the three months ended March 31, 2000.

Expenses. Total expenses for the three months ended March 31, 2001, decreased by $24,995 or 7% to $347,085 from $375,080 for the three months ended March 31, 2000. General and administrative expenses for the three months ended March 31, 2001, decreased by $167,567 or 46% to $196,839 from $364,406 for the three months ended March 31, 2000. This decrease resulted from reduced administrative and operating costs associated with having a new management team in place and cutting out unnecessary expenses. Bad debt expense of $138,796 was primarily due to the write-off of an un-collectable subscription receivable.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended March 31, 2000, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 2001, the Company had cash of $8,927.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PEACOCK FINANCIAL CORPORATION


May 14, 2001                     /s/ Robert A. Braner
--------------                   --------------------
Date                             Robert A. Braner
                                 Interim President



May 14, 2001                     /s/ Lisa L. Martinez
--------------                   --------------------
Date                             Lisa L. Martinez
                                 Corporate Secretary