Form 10-Q
period 2001-06-30
PEACOCK FINANCIAL CORP
filed 2001-08-14
CIK 748268

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                  ------------------------------------------

                                   FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001       Commission File No. 2-91651-D

                               Peacock Financial
                                  Corporation


           Colorado                                      87-0410039
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)


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

    Common Stock                           118,993,091 Shares Outstanding
    $0.001 par value                             as of June 30, 2001

                         PEACOCK FINANCIAL CORPORATION
                              REPORT ON FORM 10-Q

                          QUARTER ENDED JUNE 30, 2001


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

               .    CONSOLIDATED BALANCE SHEETS AS OF
                    JUNE 30, 2001, AND DECEMBER 31, 2000                  3 & 4

               .    CONSOLIDATED STATEMENTS OF
                    OPERATIONS FOR THE THREE AND
                    SIX MONTHS ENDED JUNE 30, 2001 & 2000                 5 & 6

               .    CONSOLIDATED STATEMENTS
                    OF CHANGES IN STOCKHOLDERS' EQUITY
                    AS OF JUNE 30, 2001                                   7 - 9

               .    CONSOLIDATED STATEMENTS
                    OF CASH FLOWS FOR THE SIX MONTHS
                    ENDED JUNE 30, 2001                                  10 & 11

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

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets



                          ASSETS
                          ------

                                            June 30,       December 31,
                                            ---------------------------
                                              2001             2000
                                             -----             ----
CURRENT ASSETS                             (Unaudited)

  Cash and cash equivalent                            -          2,513
  Due from related party                          6,871         79,765
  Prepaid expenses                                2,704
  Credit line receivable                        119,722              -
  Other receivables                             233,094         27,000
  Notes receivable - related parties             29,862         29,987
  Notes receivable                               84,957         84,957
                                             ----------     ----------

     Total Current Assets                       474,506        226,926
                                             ----------     ----------

FIXED ASSETS                                    154,999        191,530
                                             ----------     ----------

OTHER ASSETS

  Investments in limited partnerships         1,131,961      1,131,961
  Other investments                               1,528        394,289
  Other assets                                    5,565          3,500
                                             ----------     ----------

     Total Other Assets                       1,139,054      1,529,750
                                             ----------     ----------

     TOTAL ASSETS                            $1,768,559     $1,948,206
                                             ==========     ==========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                June 30,       December 31,
                                                                ---------------------------
                                                                  2001            2000
                                                                  ----            ----
CURRENT LIABILITIES
  Accounts payable                                               $    429,086   $    473,496
  Bank overdraft                                                        1,430              -
  Other current liabilities                                           247,888        238,176
  Notes payable - current portion                                   1,018,986        848,343
  Judgments payable                                                   188,000        350,000
                                                                 ------------   ------------

     Total Current Liabilities                                      1,885,390      1,910,015
                                                                 ------------   ------------

LONG-TERM DEBT

  Notes payable - long term                                           500,000        523,175
                                                                 ------------   ------------

NET LIABILITIES IN EXCESS OF THE ASSETS
  OF DISCONTINUED OPERATIONS                                          230,759        305,055
                                                                 ------------   ------------

     Total Liabilities                                              2,616,149      2,738,245
                                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Preferred stock: 10,000,000 shares authorized at $0.01
   par value; 545,300 and 545,300 shares issued and
   outstanding, respectively                                            5,453          5,453
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 118,993,091 and 76,931,751 shares
   issued and outstanding, respectively                               118,993         76,932
  Additional paid-in capital                                       11,888,197     11,390,655
  Subscriptions receivable                                           (200,501)      (286,056)
  Treasury stock                                                       (9,252)        (8,180)
Accumulated deficit                                               (12,650,480)   (11,968,843)
                                                                 ------------   ------------

  Total Stockholders' Equity                                         (847,590)      (790,039)
                                                                 ------------   ------------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,768,559   $  1,948,206
                                                                 ============   ============

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                              For 6 Months Ended               For 3 Months Ended
                                                            -----------------------          ---------------------
                                                             June 30,       June 30,         June 30,    June 30,
                                                               2001          2000              2001        2000
                                                            ---------     ----------         ---------   ---------
REVENUES

  Property management and administration income             $       -     $    1,525         $      -   $     210
  Investment banking income                                         -        779,961                      279,961
  Development income                                          220,713              -          220,713           -
  Gain on investment                                                          38,750                -      38,750
  Other income                                                    720        164,779              720     157,571
                                                            ---------     ----------         --------   ---------

     Total Revenues                                           221,433        985,015          221,433     476,492
                                                            ---------     ----------         --------   ---------

EXPENSES

  General and administrative                                  317,982      1,221,458          121,143     857,052
  Bad debt                                                    219,198              -           80,402           -
  Depreciation and amortization                                15,208         14,578            3,758       6,904
                                                            ---------     ----------         --------   ---------

     Total Expenses                                           552,388      1,236,036          205,303     863,956
                                                            ---------     ----------         --------   ---------

INCOME/(LOSS) FROM CONTINUING OPERATIONS                     (330,955)      (251,021)          16,130    (387,464)
                                                            ---------     ----------         --------   ---------
OTHER INCOME/(EXPENSES)

  Interest income                                              25,429          7,625           12,788       5,381
  Interest expense                                            (63,947)       (39,515)         (32,983)    (21,985)
  Realized gain (loss) on investments                             (86)             -                -    (166,216)
  Unrealized gain (loss) on investments                      (392,675)                       (283,825)          -
                                                            ---------     ----------         --------   ---------
  Total Income (Expenses)                                    (431,279)       (31,890)        (304,020)   (182,820)
                                                            ---------     ----------         --------   ---------
INCOME/(LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES
  AND DISCONTINUED OPERATIONS                                (762,234)      (282,911)        (287,890)   (570,284)

INCOME TAXES                                                                  (1,600)                        (800)
                                                            ---------     ----------         --------   ---------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                 (762,234)      (284,511)        (287,890)   (571,084)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 79,525     (1,025,406)            (102)   (691,342)
                                                            ---------     ----------         --------   ---------

NET INCOME (LOSS)                                            (682,709)    (1,309,917)        (287,992) (1,262,426)
                                                            ---------     ----------         --------  ----------

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARY
                 (Formerly Connectivity and Technology, Inc.)
               Consolidated Statements of Operations (Continued)

                                             For 6 Months Ended               For 3 Months Ended
                                           -------------------------      -------------------------
                                          June 30,          June 30,        June 30,        June 30,
                                            2001              2000            2001            2000
                                          --------          --------        --------        --------
OTHER COMPREHENSIVE GAIN (LOSS)

 Gain (loss) on treasury stock               1,072                 -             (440)              -

NET COMPREHENSIVE INCOME (LOSS)       $   (681,637)      $(1,309,917)     $  (288,432)    $(1,262,546)
                                      ============       ===========      ============    ===========
BASIC INCOME (LOSS) PER SHARE

 Continuing operations                $      (0.01)      $     (0.01)     $     (0.02)    $     (0.01)
 Discontinued operations                      0.00             (0.02)           (0.00)          (0.01)

BASIC INCOME (LOSS) PER SHARE         $      (0.01)      $     (0.03)     $     (0.02)    $     (0.02)
                                      ------------       -----------      -----------     -----------
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING              111,692,037        48,150,404       104,546,945     46,830,296
                                       ===========       ===========       ===========    ===========

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity

                                Preferred Stock          Common  Stock        Additional
                                ----------------   -----------------------      Paid-in      Subscriptions   Accumulated
                                Shares    Amount     Shares        Amount       Capital        Receivable      Deficit
                               -------   -------  ----------     ---------    ----------     -------------   -----------
Balance,
 December 31, 1998             672,300   $ 6,723  20,750,370     $  20,750    $3,519,882       $             ($2,385,491)

Common stock
 issued for cash                                  14,008,007        14,008     1,787,118         (443,500)

Common stock issued
 for services                                        759,571           760       161,040

Common stock issued on
 conversion of debentures                          1,070,560         1,070        58,346

Common stock issued for
 investments                                       1,250,000         1,250       123,750

Common stock issued in
 conversion of preferred stock  (2,000)      (20)      2,000             2         1,998

Common stock canceled                                (30,000)          (30)       (5,779)

Cash received on
 subscriptions receivable                                                                         116,445

Accrued dividends                                                               (23,172)

Dividends paid                                                                 (165,614)

Net income (loss) for
 the year ended
 December 31, 1999                                                                                              (692,737)
                               -----------------------------------------------------------------------------------------

Balance,
 December 31, 1999             670,300   $ 6,703  37,810,508   $  37,810     $5,457,569         ($327,055)   $(3,078,228)
                               -----------------------------------------------------------------------------------------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)


                                        Preferred Stock             Common Stock          Additional
                                  -------------------------   ------------------------     Paid-in    Subscriptions   Accumulated
                                     Shares        Amount       Shares        Amount       Capital      Receivable      Deficit
                                  ------------  -----------   ----------   -----------   -----------  -------------   -----------
Balance,
 December 31, 1999                   670,300    $  6,703      37,810,508    $  37,810   $ 5,457,569      ($327,055)  $(3,078,228)

Common stock issued
 for cash                                                     22,330,821       22,331     4,595,865       (158,001)

Common stock issued for
  interest                                                         6,207            6         6,202

Common stock issued in
 conversion of preferred stock      (125,000)     (1,250)        125,000          125         1,125

Common stock issued for
  services                                                     1,282,000        1,282       247,118

Common stock issued for
  debt                                                        14,577,215       14,578       604,713

Cash received on
 subscriptions receivable                                                                                  199,000

Common stock issued
 for investments                                                 800,000          800       169,200

Unrealized loss on Treasury stock                                                           (69,222)

Realized loss on Treasury stock                                                            (205,065)

Accrued dividends                                                                           (22,812)

Stock offering costs                                                                       (202,325)

Net income (loss) for
 the period ended
 December 31, 2000                                                                                                     (8,616,328)
                                  ----------    --------      ----------    ---------    -----------  ------------   ------------
Balance,
 December 31, 2000                   545,300    $  5,453      76,931,751    $  76,932    $11,390,655  $   (286,056)  $(11,968,843)
                                  ==========    ========      ==========    =========    ===========  ============   ============


                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)

                                              Preferred Stock         Common Stock         Additional
                                          ----------------------  ----------------------     Paid-in    Subscriptions   Accumulated
                                            Shares      Amount      Shares      Amount       Capital      Receivable      Deficit
                                          ----------  ----------  -----------  ----------  -----------  -------------  ------------
Balance
December 31, 2000                            545,300  $    5,453  76,931,751   $   76,932  $11,390,655  $    (286,056) $(11,968,843)

Common stock issued
  for cash (unaudited)                                            29,281,674       29,282      263,455        (52,500)

Common stock issued
  for debt (unaudited)                                            12,114,416       12,114      228,765

Common stock issued
  for interest (unaudited)                                           665,250          665        5,322

Cash received on
  subscriptions receivable
  (unaudited)                                                                                                  10,000

Write-off of subscription receivable
  (unaudited)                                                                                                 128,056

Unrealized gain on Treasury stock
  (unaudited)                                                                                                                 1,070

Net income (loss) for the
 period ended June 30, 2001 (unaudited)                                                                                    (682,707)
                                          ----------  ----------  -----------  ----------  -----------  -------------  ------------

Balance,
June 30, 2001 (unaudited)                    545,300  $    5,453  118,993,091     118,993  $11,888,197   $   (200,500) $(12,650,480)
                                          ==========  ==========  ===========  ==========  ===========  =============  ============

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows


                                                            For the 6 Months Ended
                                                           -------------------------
                                                             June 30      June 30
                                                              2001          2000
                                                            ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Continued Operations:
  Net income (loss)                                         $(762,234)  $  (284,511)
  Adjustments to reconcile net income (loss) from
  continuing operations to net cash (used) by operating
  activities;
    Depreciation and amortization                              15,208        14,578
    Bad debt expense                                          219,198             -
    Loss on investments                                       392,761       (38,750)
Discontinued Operations:
  Net income (loss)                                            79,525    (1,025,406)
  Depreciation and amortization                                12,512             -
  Loss on disposition of assets                                     -             -
Changes in Operating Assets and Liabilities:
  (Increase) decrease in accounts and notes
    receivable                                               (325,816)     (833,702)
  (Increase) decrease in accounts
    receivable - related parties                              (18,124)     (169,740)
  (Increase) decrease in other assets                             639      (272,371)
  Increase (decrease) in accounts payable                     (44,410)      226,253
  Increase (decrease) in other liabilities                   (134,315)      (52,617)
  Increase (decrease) in discontinued
    operation reserve                                         (74,296)            -
                                                            ---------   -----------

     Net Cash Used by Operating Activities                   (639,352)   (2,436,266)
                                                            ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of investments                                                  (701,790)
  Purchase of property and equipment                           (2,410)     (243,563)
                                                            ---------   -----------

     Net Cash Used by Investing Activities                     (2,410)     (945,353)
                                                            ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Due to shareholders                                               -       (25,398)
  Cash received on debentures                                 384,750             -
  Repayment of notes payable                                        -      (260,741)
  Repurchase of stock                                               -      (307,090)
  Cash rec'd on subscriptions receivable                       10,000             -
  Proceeds from stock offerings                               244,499     4,066,146
                                                            ---------   -----------

     Net Cash Provided by Financing Activities              $ 639,249   $ 3,472,917
                                                            ---------   -----------

                PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)



                                                                 For the 6 Months Ended
                                                                 -----------------------
                                                                  June 30      June 30
                                                                    2001         2000
                                                                 ---------    ----------
NET INCREASE (DECREASE) IN CASH                                    $(2,513)    $ 91,298

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                 2,513      190,581
                                                                ----------     --------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                      $     -        $281,879
                                                                ==========     ========

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued on conversion of debentures & interest      $  246,866     $ 26,497
Common stock issued for investments                             $     -        $150,000


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Interest paid, net of amount capitalized                        $      156     $ 18,893
Income taxes paid                                               $     -        $    -

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

2. The Company has formed new subsidiary corporations in the State of Nevada, under the names of: Broadleaf Capital Partners, Inc., Broadleaf Asset Management, Inc., Broadleaf Financial Services, Inc. and Brand Asset Management, Inc. The Company has also changed the name of Broadleaf Asset Management, Inc. to Broadleaf Aerospace Systems, Inc.

3. A Certificate of Assumed or Trade Name was filed in the State of Colorado to assume the name change to Broadleaf Capital Partners, Inc. and the Company is currently operating under said name.

4. The Company has completed its internal due diligence and is awaiting final closure pending an independent audit and contingencies, to acquire Genesis Aviation/Aerospace Modworks, Inc., a twelve-year old Aviation services company reporting $3.2 million in annual revenues for its operating year 2000.

5. A Joint Venture was entered into between Peacock Financial Corporation and Jugular, Inc., a stated leader in extreme sports products with worldwide registered trademarks, to form two new entities; Jugular Japan and Jugular Europe. These Joint Ventures, along with an Exclusive Japanese Distribution agreement with X-Gear, Inc., is intended to provide a strong venture to pursue licensing and marketing opportunities for Jugular's trademarks throughout Japan and Europe.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

MANAGEMENT DISCUSSION

Peacock Financial Corporation (Company) is a venture capital fund that makes direct investments in and provides management services to businesses that have at least a one-year operating history, the original founding management, with minimum annual revenues of $1.5 million. The Company intends to expand on its investment strategy and portfolio through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures. The Company has in the past, and may again in the future, raise capital specifically for the purpose of maintaining operations and making an investment that the Company believes is attractive.

The Company's current portfolio of investments includes the following:

1. Riverside Park Apartments - The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with a 1% interest, receiving a property management fee. Management is currently assessing its general partnership position and the Company has received no revenues to-date for the operating year 2000.

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

3. St. Michel, LLC - In 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley, In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retains a 50% ownership in the limited liability company. A joint venture to build out these homes was just completed and the Company has booked the distribution of its profits in the second quarter of 2001.

4. Vir-Tek Company - The Company currently owns 49% of Vir-Tek, a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The Company emphasizes teamwork in industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies. Company management is assessing the validity of its ownership position.

5. iNetPartners, Inc. - Peacock Financial holds a 51 percent interest in iNetPartners, Inc., which focuses on the development of Internet e-commerce applications for both the net and used automotive markets and developed iNet4Cars.com, a regionally based automobile e-commerce Website to provide Internet automobile shoppers easy access to dealer inventories with detailed pictures and prices online within the shopper's immediate area. Inet4Cars ceased operations in operating year 2000. It is management's intention to re-launch the website in the future under more favorable e-commerce market conditions.

6. Bio-Friendly Corporation - In May 2000, the Company signed a contract to purchase 625,000 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company, that has a combustion catalyst which Bio-Friendly states, dramatically reduces the emissions produced by any system which burns fuel of any kind, while greatly reducing the amount
     of fuel consumed.   Company management is currently assessing the validity
     of the contract and Bio-Friendly Corporation.

7.   San Diego Soccer Development Corporation (SDSDC) - The Company currently
     owns approximately 1,555,001 shares of SDSDC.   SDSDC recently ceased
     operations; Company management is currently assessing its position in SDSDC.


ANALYSIS OF FINANCIAL CONDITION

The second quarter of 2001 marked the continuance of assessing and consolidating the Company's previous investments and operations. The Company, with new management, launched its strategy in seeking business opportunities that can succeed in bringing profits to the bottom line.

Management believes that the key to a successful fund is the ability to produce ongoing revenues and profits from operating subsidiaries that will allow for an orderly due diligence process when investing in established companies that have an ongoing revenue stream and operating history.

Results of Operations - Three months ended June 30, 2001, compared to the three months ended June 30, 2000.

Revenues. Revenues for the three months ended June 30, 2001, decreased by $255,059 or 54% to $221,433 from $476,492 for the three months ended June 30, 2000. This decrease resulted from a decrease in fees charged for investment banking services.

Expenses. Total expenses for the three months ended June 30, 2001, decreased by $658,653 or 77% to $205,303 from $863,956 for the three months ended June 30, 2000. General and administrative expenses for the three months ended June 30, 2001, decreased by $735,909 or 86% to $121,143 from $857,052 for the three months ended June 30, 2000. This decrease resulted from reduced administrative and operating costs.

Results of Operations - Six months ended June 30, 2001, compared to the six months ended June 30, 2000.

Revenues. There were revenues of $221,433 reported for the first six months ended June 30, 2001, as compared to $985,015 for the six months ended June 30, 2000. The decrease was primarily due to a decrease in fees charged for investment banking services.

Expenses. Total expenses for the six months ended June 30, 2001, decreased by $683,648 or 56% to $552,388 from $1,236,036 for the six months ended June 30, 2000. General and administrative expenses for the six months ended June 30, 2001, decreased by $903,476 or 74% to $317,982 from $1,221,458 for the six months ended June 30, 2000. This decrease resulted from reduced administrative and operating costs. Bad debt expense of $219,198 was primarily due to the write-off of an un-collectable receivable.


Changes in Financial Condition, Liquidity and Capital Resource.

For the six months ended June 30, 2001, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of June 30, 2001, the Company had an overdraft of $1,430.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEACOCK FINANCIAL CORPORATION



August 14, 2001               /s/ Robert A. Braner
----------------              --------------------
Date                          Robert A. Braner
                              Interim President



August 14, 2001               /s/ Lisa L. Martinez
----------------              --------------------
Date                          Lisa L. Martinez
                              Corporate Secretary