Form 10-Q
period 2001-09-30
PEACOCK FINANCIAL CORP
filed 2001-11-19
CIK 748268

                       Securities and Exchange Commission
                              Washington, DC 20549

              ____________________________________________________

                                    FORM 10-Q




       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the quarterly period ended September 30, 2001  Commission File No. 2-91651-D

                                Peacock Financial
                                   Corporation

                        Colorado                                     87-0410039
    (State or other jurisdiction of incorporation or  (I.R.S. Employer Identification Number)
                      organization)

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

             Common Stock             153,691,482 Shares Outstanding
           $0.001 par value              as of September 30, 2001

                          PEACOCK FINANCIAL CORPORATION
                               REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 2001

TABLE OF CONTENTS
------------------

                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  .        CONSOLIDATED BALANCE SHEETS AS OF
                           SEPTEMBER 30, 2001, AND DECEMBER 31, 2000               3 & 4

                  .        SCHEDULE OF INVESTMENTS                                 5 & 6

                  .        CONSOLIDATED STATEMENTS OF
                           OPERATIONS FOR THE NINE MONTHS
                           AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000                                 7

                  .        CONSOLIDATED STATEMENTS
                           OF CASH FLOWS FOR THE NINE MONTHS
                           ENDED SEPTEMBER 30, 2001                                8 & 9

                  .        NOTES TO CONSOLIDATED FINANCIAL
                           STATEMENTS                                            10 - 12

         ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATION

PART II.          OTHER INFORMATION AND
                  SIGNATURES

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Assets and Liabilities

                                     ASSETS
                                     ------

                                                                         September 30,         December 31,
                                                                             2001                 2000
                                                                      ------------------    ----------------
                                                                         (Unaudited)
   Investments, at fair value, cost of $1,015,905 and
     $1,030,475 at September 30, 2001 and
     December 31, 2000, respectively                                  $            -        $       392,897
   Cash and cash equivalents                                                   1,881                  2,513
   Due from related party                                                          -                 79,765
   Prepaid expenses                                                                -                  2,704
   Other receivables                                                          54,592                 27,000
   Notes receivable                                                          131,994                114,944
   Fixed assets                                                              107,024                191,530
   Investments in limited partnerships                                     1,131,961              1,131,961
   Other assets                                                                5,545                  4,892
                                                                      --------------        ---------------

     Total Assets                                                     $    1,432,997        $     1,948,206
                                                                      ==============        ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Assets and Liabilities (Continued)

                           LIABILITIES AND NET ASSETS
                           --------------------------

                                                                              September 30,    December 31,
                                                                                   2001            2000
                                                                            -----------------  -------------
                                                                               (Unaudited)
LIABILITIES

   Accounts payable                                                         $      421,843      $      473,496
   Accrued expenses                                                                268,988             238,176
   Judgments payable                                                               160,000             350,000
   Notes payable                                                                 1,420,269           1,371,518
   Net liabilities in excess of the assets of discontinued
     operations                                                                    245,009             305,055
                                                                            --------------      --------------

     Total Liabilities                                                           2,516,109           2,738,245
                                                                            --------------      --------------

NET ASSETS

   Preferred stock: 10,000,000 shares authorized at $0.01
    par value, 535,300 and 545,300 shares issued and
    outstanding, respectively                                                        5,353               5,453
   Common stock: 250,000,000 shares authorized at $0.001
    par value, 153,691,482 and 76,931,751 shares issued
    and outstanding, respectively                                                  153,692              76,932
   Additional paid-in capital                                                   12,041,392          11,390,655
   Subscriptions receivable                                                       (204,501)           (286,056)
   Treasury stock                                                                        -              (8,180)
   Accumulated deficit                                                         (12,065,043)        (11,347,735)
   Unrealized net loss on investments                                           (1,014,005)           (621,108)
                                                                            --------------      --------------

     Total Net Assets                                                           (1,083,112)           (790,039)
                                                                            --------------      --------------

     Total Liabilities and Net Assets                                       $    1,432,997      $    1,948,206
                                                                            ==============      ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                             Schedule of Investments
                              September 30, 2001
                                   (Unaudited)

                                                          Number of
                                   Description of        Shares Owned                                 Fair
           Company                    Business              (or %)              Cost                  Value
-----------------------------  ----------------------  ------------------  ------------------   ------------------
IPO/Emerging Growth
  Company, LLC                 Start-up                          33%       $         100,000       $        -0- (a)

San Diego Soccer
  Development                  Dormant company            1,551,001                  715,905                -0- (b)

Bio-Friendly
  Corporation                  Start-up                     437,500                  180,000                -0- (b)

Las Vegas Soccer
  Development                  Start-up                   1,020,000                   20,000                -0- (b)
                                                                           -----------------       -----------

         Total                                                             $       1,015,905       $        -0-
                                                                           =================       ===========


(1) Non-public company, represents ownership in an LLC, fair value is determined in good faith by the Company based on a variety of factors.

(2)      Non-operating companies with no determinable value.


       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                             Schedule of Investments
                                December 31, 2000

                                                          Number of
                                   Description of        Shares Owned             Fair
           Company                    Business              (or %)                Cost                Value
-----------------------------  ----------------------  ------------------  ------------------   ------------------
IPO/Emerging Growth
  Company, LLC                 Start-up                         33%        $          100,000   $      83,487  (a)

San Diego Soccer
  Development                  Soccer franchise           1,551,001                   715,905         108,850  (c)
                                                              8,000                    14,570             560  (b)

Bio-Friendly
  Corporation                  Start-up                     437,500                   180,000         180,000  (d)

Las Vegas Soccer
  Development                  Start-up                   1,020,000                    20,000          20,000  (d)
                                                                           ------------------   -------------

         Total                                                             $        1,030,475   $     392,897
                                                                           ==================   =============


(3) Non-public company, represents ownership in an LLC, fair value is determined in good faith by the Company based on a variety of factors.

(4) Public market method of valuation based on trading price of stock at year-end.

(5) The fair value of restricted shares is determined in good faith by the Company based on a variety of factors, including recent and historical prices and other recent transactions.

(6) No public market for this security exists - cost method of valuation used.

       The accompanying notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                For the Nine Months Ended        For the Three Months Ended
                                                       September 30,                     September 30,
                                             ---------------------------------   ---------------------------------
                                                  2001              2000              2001              2000
                                             ----------------  ---------------   ---------------  ----------------
REVENUES

   Investment banking income                 $              -  $       525,000   $             -  $              -
   Development income                                  68,250                -            28,858                 -
   Interest income                                     25,429           10,335                 -             2,710
   Realized gain on investments                             -           68,459                 -            19,849
   Other income                                         4,664           72,504             3,944            15,800
                                             ----------------  ---------------   ---------------  ----------------

     Total Revenues                                    98,343          676,298            32,802            38,359
                                             ----------------  ---------------   ---------------  ----------------

EXPENSES

   General and administrative                         412,694        1,332,122           276,169           621,171
   Bad debt expense                                   333,717                -           114,519                 -
   Depreciation and amortization                       31,540           28,827            16,332            14,249
   Interest expense                                    82,910           65,241            18,963            11,617
   Loss on disposal of assets                           8,114                -             8,114                 -
                                             ----------------  ---------------   ---------------  ----------------

     Total Expenses                                   868,975        1,426,190           434,097           647,037
                                             ----------------  ---------------   ---------------  ----------------

LOSS FROM CONTINUING
 OPERATIONS                                          (770,632)        (749,892)         (401,295)         (608,678)

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS                               61,504       (2,381,136)          (18,021)         (978,653)

NET UNREALIZED LOSS ON
 INVESTMENTS                                         (392,897)               -                 -                 -
                                             ----------------  ---------------   ---------------  ----------------

CHANGE IN NET ASSETS                         $     (1,102,025) $    (3,131,028)  $      (419,316) $     (1,587,331)
                                             ================  ===============   ===============  ================

CHANGE IN NET ASSETS PER SHARE               $          (0.01) $         (0.06)  $         (0.00) $          (0.03)
                                             ================  ===============   ===============  ================

         The accompany notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Change in net assets                                                     $       (1,102,025) $       (3,131,028)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Depreciation and amortization                                                      38,770              28,827
     Bad debt expense                                                                  333,717                   -
     Loss on disposal of assets                                                          8,114                   -
     Gain on investment                                                                      -             (68,459)
     Unrealized loss on investments                                                    392,897                   -
     Stock issued for services                                                               -             216,000
   Change in operating assets and liabilities:
     (Increase) decrease in accounts and notes receivable                              (67,858)         (1,132,651)
     (Increase) decrease in related party receivable                                         -             (85,427)
     (Increase) decrease in prepaid expenses                                             2,704                   -
     (Increase) decrease in other assets                                                  (653)           (270,951)
     Increase (decrease) in accounts payable and accrued
      expenses                                                                         (20,841)            518,915
     Increase (decrease) in judgments payable                                         (190,000)                  -
     Increase (decrease) in discontinued operation reserve                             (60,046)                  -
                                                                            ------------------  ------------------

       Net Cash Used in Operating Activities                                          (665,221)         (3,924,774)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                                   (2,410)           (257,268)
   Purchase of investments                                                                   -            (720,846)
                                                                            ------------------  ------------------

       Net Cash Used in Investing Activities                                            (2,410)           (978,114)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Due to shareholders                                                                       -              99,602
   Cash received on debentures and notes                                               412,500             519,500
   Cash received on subscriptions receivable                                            10,000              51,000
   Proceeds from stock offerings                                                       244,499           4,468,297
   Repayment of notes payable                                                                -            (313,022)
   Repurchase of stock                                                                       -             (93,951)
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                            $          666,999  $        4,731,426
                                                                            ------------------  ------------------

         The accomoany notes are an integral part of these consolidated financial statements.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                        September 30,
                                                                            --------------------------------------
                                                                                   2001                2000
                                                                            ------------------  ------------------
NET INCREASE (DECREASE) IN CASH                                             $             (632) $         (171,462)

CASH, BEGINNING OF PERIOD                                                                2,513             190,581
                                                                            ------------------  ------------------

CASH, END OF PERIOD                                                         $            1,881  $           19,119
                                                                            ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

   Interest paid                                                            $              156  $           28,885
   Income taxes paid                                                        $                -  $                -


SUPPLEMENTAL DISCLOSURE OF NON-CASH
 ACTIVITIES

   Common stock issued in conversion of
    debentures and interest                                                 $          451,169  $           26,497
   Common stock issued for services                                         $                -  $          168,000
   Common stock issued for investments                                      $                -  $          150,000



   The accompanying notes are an integral part of these consolidated financial statements

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                    September 31, 2001 and December 31, 2000


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -      GOING CONCERN

              As reported in the consolidated financial statements, the Company has an accumulated deficit (including unrealized losses) of approximately $11,968,000 at December 31, 2000. In addition, the Company is party to certain lawsuits that could have a material impact on the Company's operations. The Company also has certain debts that are in default. The Company's net assets (deficit) at December 31, 2000 was $790,039.

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

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                    September 31, 2001 and December 31, 2000


              paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 -      INVESTMENTS AND INVESTMENT VALUATION

              On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940 in order to invest in real estate and eligible portfolio companies. This resulted in the Company becoming a specialized type of investment company.

              The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets). In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as significant escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

              a. Cost - The cost method is based on the original cost to the Company, adjusted for amortization of original issue discounts and accrued interest for certain capitalized expenditures of the corporation. Such method is to be applied in the early stages of an investee's development until significant positive or adverse events subsequent to the date of the original investment require a change to another method.

              b. Private market - The private market method uses actual or proposed third party transactions in the investee's securities as a basis for valuation, utilizing actual firm offers as well as historical transactions, provided that any offer used is seriously considered and well documented by the investee.

              c. Public market - The public market method is the preferred method of valuation when there is an established public market for the investee's securities. In determining whether the public market method is sufficiently established for valuation purposes, the corporation is directed to examine the trading volume, the number of shareholders and the number of market makers in the investee's securities, along with the trend in trading volume as compared to the Company's proportionate share of the investee's securities. If the security is restricted, the value is discounted at an appropriate rate.

              d. Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

                 PEACOCK FINANCIAL CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                    September 31, 2001 and December 31, 2000



              All portfolio securities valued by the cost, private market and appraisal methods are considered to be restricted as to their disposition. In addition, certain securities valued by the public market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

NOTE 4 -      OTHER SIGNIFICANT TRANSACTIONS AND EVENTS

              The Company has been advised by the Securities and Exchange Commission (the "Commission") that the Commission has entered into a formal investigation of the Company. The Company believes that the investigation concerns valuation issues, stock issuances, disclosure requirements and format requirements that are required by the Commission under the Investment Company Act of 1940 as they relate to the Company's election to become a Business Development Corporation. The Company is voluntarily cooperating with the investigation and certain officers have given their depositions. As of the date hereof, the investigation remains open. The potential liability or outcome of the investigation cannot currently be determined.

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

ANALYSIS OF FINANCIAL CONDITION

The third quarter of 2001 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Three months ended September 30, 2001, compared to the three months ended September 30, 2000.

Revenues. Revenues for the three months ended September 30, 2001, decreased by $5,557 or 14% to $32,802 from $38,359 for the three months ended September 30, 2000. This decrease was primarily due to a decrease in gain on investments.

Expenses. Total expenses for the three months ended September 30, 2001, decreased by $212,940 or 33% to $434,097 from $647,037 for the three months ended September 30, 2000. General and administrative expenses for the three months ended September 30, 2001, decreased by $345,002 or 56% to $276,169 from $621,171 for the three months ended September 30, 2000. This decrease resulted from reduced administrative and operating costs.

Results of Operations - Nine months ended September 30, 2001, compared to the nine months ended September 30, 2000.

Revenues. There were revenues of $98,343 reported for the first nine months ended September 30, 2001, as compared to $676,298 for the nine months ended September 30, 2000. The decrease was primarily due to a decrease in fees charged for investment banking services.

Expenses. Total expenses for the nine months ended September 30, 2001, decreased by $557,215 or 39% to $868,975 from $1,426,190 for the nine months ended September 30, 2000. General and administrative expenses for the nine months ended September 30, 2001, decreased by $919,428 or 69% to $412,694 from $1,332,122 for the nine months ended September 30, 2000. This decrease resulted from reduced administrative and operating costs. Bad debt expense of $333,717 was primarily due to the write-off of an un-collectable receivable.

Changes in Financial Condition, Liquidity and Capital Resource.

For the nine months ended September 30, 2001, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of September 30, 2001, the Company had cash of $1,881.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PEACOCK FINANCIAL CORPORATION

November 19, 2001                  /s/ Robert A. Braner
------------------                 --------------------
Date                               Robert A. Braner
                                   Interim President

November 19, 2001                  /s/ Donald E. Johnson
------------------                 ---------------------
Date                               Donald E. Johnson
                                   Chief Financial Officer