Form 10-K
period 2001-12-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2002-05-06
CIK 748268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   __________________________________________

                                   FORM 10-K



         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                          COMMISSION FILE NO. 2-91651-D

                        Broadleaf Capital Partners, Inc.
                    (Formerly Peacock Financial Corporation)

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

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2001, WAS 2,303,508.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

ITEM 1 - BUSINESS
-----------------

Broadleaf Capital Partners, Inc. (formerly Peacock Financial Corporation), a Colorado corporation (the Company), incorporated February 1984, is a publicly traded diversified investment holding company that makes direct investments in and provides management services to businesses that have an operating history and can perform to the bottom line. The Company has continued with its restructuring and plans expansion through the ongoing development of its available operations and other business opportunities.

The Company participates in companies in various fields of business by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to be viable and reach a significant milestone with the Company's initial investment as well as possessing a potential to generate reasonable revenues through strong intellectual property rights and experienced management. The Company continually seeks and evaluates investment opportunities that have the potential of earning reasonable returns. The Company has in the past, and may again in the future, raise capital specifically for the purpose of permitting it to make an investment that the company believes is attractive.

The Company plans to invest in ventures with at least a three-year operating history, is performing with a profit to the bottom line and, in some cases, has the need for identification and implementation of experienced management. Identifying and developing each new business opportunity may require the Company to dedicate certain amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success, and future profitability involves inherent risk and uncertainty.

At December 2000 and 2001, the Company has written off several of its investments. The auditors have written an opinion that unless the Company can turn profitable, it will be forced to cease operations. The new management of the Company, through a restructuring process, has been consolidating the portfolio and endeavoring to improve performance while adding to it through strategic investment and attempting to move the Company into profitability.

ITEM TWO - INVESTMENT HISTORY
-----------------------------

Riverside Park Apartments

The Company formed a limited partnership in June 1992 and acquired two apartment buildings for $3,350,000 to be repaired, developed and managed. During the year ending 1992, the Company reduced its interest to 1% and has remained a general partner with a 1% interest.

Canyon Shadows Apartments

The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received a $975,000 loan that converts to a grant from the City of Riverside for the purpose of acquisition and rehabilitation and, in 1996, the Company was awarded $2,200,000 in Federal Tax Credits for the project. In December 1996, the project was sold to a tax credit partnership in which the Company retained a $905,000 capital account, as well as a 1% interest as a general partner for which it is entitled to receive a management fee and 75.9% of the project cash flow.

St. Michel Development

In 1995, the Company formed a limited liability company to acquire a 63-lot residential subdivision in the San Jacinto Valley. In March 1996, the limited liability company acquired an additional 110-lot subdivision also in the San Jacinto Valley. The Company retained a 50% ownership in the limited liability company. A joint venture to build out these homes was completed, the properties were sold and distributions made. This partnership has no other operating activities.

Vir-Tek

Vir-Tek is a minority disabled veteran engineering and contracting firm, formed to take advantage of recently passed federal legislation (H.R. 1568) requiring 3% participation on all programs and projects funded by federal dollars. Vir-Tek provides environmental management, facility and operations management, mapping and information management, engineering services, project management, and waste management. The company emphasizes teamwork in combination with innovation to design balanced solutions to complex environmental, industrial, and engineering problems. Vir-Tek has served commercial, industrial, and residential construction developers as well as concerns of city, county, and federal agencies. The Company has maintained a 49% equity interest in Vir-Tek under the terms of the contract.

iNetPartners, Inc.

Peacock Financial holds a 51 percent interest in iNetPartners, Inc. The Company has recently signed a Letter of Intent with Daniels Advisory Group, which is expected to acquire the majority interest and will bring a new operating entity into iNetPartners.

San Diego Soccer Development Corporation

The Company currently owns approximately 1,555,001 shares of San Diego Soccer Development Corporation (SDSDC). SDSDC has begun a restructuring and had recently changed its name to Soccer Development of America.

Bio-Friendly Corporation

The Company invested $180,000 for 437,500 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company.

ModWorks

The Company entered into an agreement to acquire Modworks, a general aviation company in Punta Gorda, Florida. As of this date, the acquisition has not been completed.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Unresolved legal issues are:

       . Cox Communications - A collection case for services provided to the Orange County Soccer Development Corporation. The claim is for $60,000 with a possibility of settlement.

          City of San Jacinto - Involves the delinquency of payments of the property and mello roos taxes on 105 parcels of real property owned by PR Equities, where Peacock Financial Corporation is the General Partner. The properties were encumbered with taxes and the Company determined the properties were not a viable investment and the properties were foreclosed on for the tax liability.

       . Bank of Hemet - This case involved a loan to PR Equities, with Peacock Financial Corporation as the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. This case was settled for $100,000 to paid over a period of eighteen months. In December 2001, the bank's position was purchased by the firm, Jaeger & Kodner, LLC. The Company is currently in negotiation with Jaeger & Kodner, LLC.

       . Steven Slagter - The case involved an action brought against PR Equities, with Peacock Financial Corporation as the General Partner. It involved the collection of approximately $900,000 on a promissory note. There was a summary judgment for nearly $1.35 million. The Company has entered into preliminary settlement negotiations at a value of $135,000.

     . Helen Apostle - This case involved an action for approximately $90,000 involving a defaulted loan. The Company has been in preliminary settlement negotiations and the case is currently unresolved.

     . George Straggas - Involves a claim against the Company for a $8,000 legal bill.

     . Garrett Martin - Involves an unpaid Consulting agreement wherein a judgment was entered against the Company for $21,800. The Company is currently in preliminary settlement negotiations for a lesser amount.

     . In June 2001, the Company instituted legal proceedings against former members of the management of Peacock Financial Corporation and the former management of Dotcom Ventures, LLC. The case is currently pending and a trial date has not been set.

     . SEC - The Company has been advised by the Securities and Exchange Commission (the "Commission") that the Commission has entered into a formal investigation of the Company. As of this date, the investigation remains open and the potential for liability or outcome cannot be determined.

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

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
-------------------------------------------------------------------------------

Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31, 2001, the Company's common stock traded between $.06 and $.001 per share. The Company has not yet adopted any policy regarding payment of dividends.

Quarter Ended                  Low            High
-------------                  ---            ----

March 31, 2001                $.015          $ .06
June 30, 2001                   .01           .035
September 30, 2001             .005            .02
December 31, 2001              .001           .006

At December 31, 2001, there were over 6,000 holders of record of the Company's stock.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

Statement of Operations Data          2000             1999             1998             1997            1996
----------------------------          ----             ----             ----             ----            ----
Total Revenues                    $   764,814      $   704,556      $   609,811      $ 2,075,386      $3,369,000
Operating Expenses                  4,403,483        1,149,144        1,717,939        2,774,437       3,637,771
                                  -----------      -----------      -----------      -----------      ----------
Income/(Loss) from Operations      (4,977,659)        (444,588)      (1,108,128)        (921,060)       (409,574)
                                  -----------      -----------      -----------      -----------      ----------
Other Income and Expenses          (2,824,945)        (248,149)        (425,308)        (173,430)       (168,584)
                                  -----------      -----------      -----------      -----------      ----------
Net Income/(Loss)                 $(8,616,328)     $  (692,737)     $(1,533,436)     $   222,009      $  140,803
                                  -----------      -----------      -----------      -----------      ----------
Weighted Average Shares            50,655,097       30,503,871       19,950,219       14,090,915       7,844,581
                                  -----------      -----------      -----------      -----------      ----------
Earnings (Loss) Per Share         $     (0.17)     $     (0.02)     $     (0.08)     $      0.02      $     0.02
                                  -----------      -----------      -----------      -----------      ----------
Balance Sheet Data
------------------
Working Capital                   $     2,513      $   190,581      $    (4,509)     $    14,477      $   90,987
Total Other Net Assets              1,945,693        3,388,761        3,360,591        3,642,233       4,430,707
                                  -----------      -----------      -----------      -----------      ----------
Total Assets                      $ 1,948,206      $ 3,579,342      $ 3,356,082      $ 3,656,710      $4,521,694
                                  -----------      -----------      -----------      -----------      ----------
Current Liabilities               $ 1,910,015      $   982,542      $ 1,329,717      $ 1,631,682      $1,532,915
Long Term Debt                    $   523,175      $   500,000      $   864,501      $   523,217      $1,829,951
Total Other Net Liabilities           305,055                0                0                0               0
Total Stockholders Equity         $  (790,039)     $ 2,096,799      $ 1,161,864      $ 1,501,811      $1,158,828
                                  -----------      -----------      -----------      -----------      ----------
Total Liabilities & Equity        $ 1,948,206      $ 3,579,342      $ 3,356,082      $ 3,656,710      $4,521,694
                                  -----------      -----------      -----------      -----------      ----------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

Fiscal year 2001 was the Company's third year in operation as a Business Development Corporation under the Investment Act of 1940.

Management believes that the key to a successful Business Development Corporation is the ability to produce ongoing revenues and profits from operating subsidiaries which will allow for an orderly due diligence process.

Results of Operations
---------------------

Revenues totaled $764,814 for the fiscal year ending December 31, 2000. For the year ending December 31, 2001, revenues were $15,773. The decrease resulted an adjustment made to reflect the correction of the Canyon Shadows Partnership. Distributions from this partnership should have been credited against the investment rather than a booking to Revenues.

General and administrative expenses for the year ended December 31, 2000 were $2,827,709, as compared to $2,592,854 for the year ended December 31, 2001. The decrease was due to reduced administrative and operating costs and this figure also represents the judgments that were placed against the Company. It is anticipated that these judgments will be settled for a much lesser amount in the year 2002, which would result in a gain in a future filed financial statement.

Bad debt expenses for year ended December 31, 2000 were $1,536,998, as compared to $500,541 for the year ended December 31, 2001. The decrease resulted from allowances reserved on doubtful receivables, the majority of which were written off in 2000.

Depreciation and amortization expenses was $38,776 for the year ended December 31, 2000 as compared to $40,355 for the year ended December 31, 2001.

Interest expense was $918,756 for the year ended December 31, 2000 as compared to $167,934 for the year ended December 31, 2001. The difference was primarily due to the loss of market value associated with the conversion of convertible debentures to stock in year 2000.

Loss on disposition of assets was $1,809,200 for year ended December 31, 2000 as compared to $21,745 for year ended December 31, 2001. The difference was primarily due to the write-off of the Vista Ramona property, which was lost due to foreclosure in 2000.

Total operating loss was $8,616,328 for the year ending December 31, 2000 as compared to $3,655,086 for the year ended December 31, 2001. This decrease reflects the write-off of certain of the Company's investments, particularly the soccer franchises in 2000, and lower level of operations in 2001.

We believe that inflation will not have any adversarial affect on the operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See index to financial statements included herein.

Changes in Financial Condition, Liquidity and Capital Resource
--------------------------------------------------------------

For the twelve months ended December 31, 2001, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. The Company currently has no lines of credit available and is operating in a negative cash flow. Future operations will depend on attracting additional investments into the Company, which are essential to the Company's future.

ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION and CONTROL PERSONS,
-----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Name                     Age      Position                     Period of Service

Robert A. Braner          62      Interim President and        Since 2000
                                  Chairman of the Board

Donald Johnson            65      Interim CFO and Director     Since 2001

Lisa Martinez             42      Accounting Administrator     Since 1997
                                  and Corporate Secretary

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

Mr. Donald Johnson, 65 is serving as Interim CFO. Mr. Johnson brings years experience as CFO for both public and private Companies'. Mr Johnson brings vast management experience, education, and financial expertise to the Company. Mr Johnson's prior experience in managing turn around and tight cash flow Companies' make him uniquely qualified to assist the Company with its turnaround strategy.

Ms. Lisa Martinez, 42, is Corporate Secretary and the Accounting Administrator of Peacock Financial Corporation. She has over 20 years of accounting experience and has the managerial duties to handle the multitude of public and privates business entities for Peacock through effective and organizational administrative skills.

The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

The following table shows the amount of compensation earned for services in all capacities to the Company for the last fiscal year for the executive officers at December 31, 2001.

Names and Position                            Year     Salary      Paid

Robert Braner, President and

Chief Executive Officer and Director          2001     $250,000    $78,000

Donald Johnson,  CFO & Director               2001     $100,000    $26,500

Lisa L. Martinez, Corporate Secretary         2000     $ 60,000    $52,750


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

At the close of business on December 31, 2001, the Company had 230,350,653 shares outstanding. There were no beneficial owners of more than five percent of any class of the Company's voting securities.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

None

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

Audited Financial Statements and Notes thereto are filed as part of this report. On February 8, 1996, the Company filed Form 8-K containing its merger.

SIGNATURES
----------

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Broadleaf Capital Partners, Inc.
                                       (formerly PEACOCK FINANCIAL CORPORATION)

                                       By: /s/ Robert A. Braner
                                       ------------------------
                                       Robert A. Braner
                                       Interim President

Date: May 2, 2002



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                       Date
---------                           -----                       ----


/s/ Robert A. Braner
------------------------
Robert A. Braner                    Interim President           5/02/02


/s/ Lisa L. Martinez
------------------------
Lisa L. Martinez                    Secretary                   5/02/02

                        BROADLEAF CAPITAL PARTNERS, INC.
                                AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

                                 CONTENTS

Independent Auditors' Report...............................................   3

Consolidated Balance Sheets................................................   4

Consolidated Schedules of Investments......................................   6

Consolidated Statements of Operations......................................   8

Consolidated Statements of Stockholders' Equity (Deficit)..................  10

Consolidated Statements of Cash Flows......................................  14

Notes to the Consolidated Financial Statements.............................  16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Broadleaf Capital Partners, Inc. and Subsidiaries
(Formerly Peacock Financial Corporation)
Board of Directors
San Jacinto, California

We have audited the accompanying consolidated balance sheets of Broadleaf Capital Partners, Inc. and Subsidiaries (formerly Peacock Financial Corporation) as of December 31, 2001 and 2000, including the consolidated schedules of investments as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 4 and 6, "investments" and "other investments" consist of loans to and investments in small businesses and limited partnerships totaling $1,038,856 (89% of total assets) and $1,526,250 (78% of total assets) as of December 31, 2001 and 2000, respectively. The values of these investments have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadleaf Capital Partners, Inc. and Subsidiaries (formerly Peacock Financial Corporation) as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant deficit in working capital, has a deficit in stockholders' equity and has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


HJ & Associates, LLC
Salt Lake City, Utah
April 15, 2001

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                          Consolidated Balance Sheets




                                     ASSETS
                                     ------

                                                            December 31,
                                                      --------------------------
                                                          2001           2000
                                                      ------------   -----------
CURRENT ASSETS

   Cash and cash equivalents (Note 3)                 $       764   $      2,513
   Accounts receivable, net (Note 3)                       24,855         27,000
   Due from related party, net (Note 10)                        -         79,765
   Prepaid expenses                                             -          2,704
   Notes receivable - related parties, net (Note 8              -         29,987
   Notes receivable, net (Note 7)                               -         84,957
                                                      -----------    -----------

     Total Current Assets                                  25,619        226,926
                                                      -----------    -----------

FIXED ASSETS, NET (Notes 3 and 5)                          98,384        191,530
                                                      -----------    -----------

OTHER ASSETS

   Investments in limited partnerships (Note 4)         1,038,856      1,131,961
   Other investments (cost - $1,031,867)(Note 6)                -        394,289
   Other assets                                             1,059          3,500
                                                      -----------    -----------

     Total Other Assets                                 1,039,915      1,529,750
                                                      -----------    -----------

     TOTAL ASSETS                                     $ 1,163,918   $  1,948,206
                                                      ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                     Consolidated Balance Sheets (Continued)




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                           December 31,
                                                 -------------------------------
                                                     2001               2000
                                                 ------------       ------------

CURRENT LIABILITIES

   Accounts payable                              $    499,195       $    473,496
   Accounts payable - officers and directors          225,760                  -
   Accrued expenses                                   181,789            169,303
   Accrued interest                                   176,638             68,873
   Judgments payable (Note 12)                      2,083,300            350,000
   Notes payable - current portion (Note 9)           862,166            848,343
                                                 ------------       ------------

   Total Current Liabilities                        4,028,848          1,910,015
                                                 ------------       ------------

LONG-TERM DEBT

   Notes payable - long term (Note 9)                 500,000            523,175
                                                 ------------       ------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF
   DISCONTINUED OPERATIONS (Note 18)                  295,892            305,055
                                                 ------------       ------------

   Total Liabilities                                4,824,740          2,738,245
                                                 ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares
     authorized at $0.01 par value;
     515,300 shares issued and outstanding              5,153              5,453
   Common stock: 250,000,000 shares
     authorized at $0.001 par value;
     2,303,508 and 769,318 shares
     issued and outstanding, respectively               2,304                769
   Additional paid-in capital                      12,302,987         11,466,818
   Subscriptions receivable                          (347,337)          (286,056)
   Treasury stock                                           -             (8,180)
   Accumulated deficit                            (15,623,929)       (11,968,843)
                                                 ------------       ------------

     Total Stockholders' Equity (Deficit)          (3,660,822)          (790,039)
                                                 ------------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                  $  1,163,918       $  1,948,206
                                                 ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                                        5

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                            Schedule of Investments




                                              December 31, 2001
                                              -----------------

                                                             Number of
                                   Description of          Shares Owned                           Fair
           Company                    Business                 (or %)            Cost             Value
-----------------------------  ----------------------  ------------------  ---------------   --------------

Canyon Shadows                 Real estate                            10%  $     1,131,961   $    1,038,856  (e)

IPO/Emerging Growth
  Company, LLC                 Start-up                               33%          100,000               -0-  (e)

San Diego Soccer
  Development                  Dormant company                  1,551,001          715,905               -0-  (e)

   Other                                                            8,000           15,962               -0-

Bio-Friendly
  Corporation                  Start-up                           437,500          180,000               -0-  (e)

Las Vegas Soccer
  Development                  Start-up                         1,020,000           20,000               -0-  (e)
                                                                           ---------------   ---------------

         Total                                                             $     2,163,828   $     1,038,856
                                                                           ===============   ===============


                                              December 31, 2000
                                              -----------------
Canyon Shadows                 Real estate                            10%  $     1,131,961   $     1,131,961  (d)

IPO/Emerging Growth
  Company, LLC                 Start-up                               33%          100,000            83,487  (a)

San Diego Soccer
  Development                  Soccer franchise                 1,551,001          715,905           108,850  (c)

   Other                                                            8,000           15,962             1,952  (b)

Bio-Friendly
  Corporation                  Start-up                           437,500          180,000           180,000  (d)

Las Vegas Soccer
  Development                  Start-up                         1,020,000           20,000            20,000  (d)
                                                                           ---------------   ---------------

         Total                                                             $     2,163,828   $     1,526,250
                                                                           ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                      Schedule of Investments (Continued)


All of the above investments are considered non-income producing securities.

The aggregate gross unrealized depreciation for 2001 and 2000 are $1,015,905 and $637,578, respectively.

(a) Non-public company, represents ownership in an LLC, fair value is determined in good faith by the Company's Board of Directors based on a variety of factors.

(b) Public market method of valuation based on trading price of stock at year-end.

(c) The fair value of restricted shares is determined in good faith by the Company's Board of Directors based on a variety of factors, including recent and historical prices and other recent transactions.

(d) The Company's Board of Directors has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

(e) At December 31, 2001, the Company's Board of Directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero.

  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                     Consolidated Statements of Operations




                                                                           For the Year Ended
                                                                              December 31,
                                                     -------------------------------------------------------------
                                                            2001                  2000                 1999
                                                     ------------------   ------------------   -------------------
INVESTMENT INCOME

   Management consulting fees                        $                -  $         525,000     $           605,000
   Property management and
    administrative income                                             -             12,525                   7,070
   Development income                                                 -                  -                       -
   Website development                                                -            104,900                       -
   Other income                                                  15,125            122,389                  92,486
                                                     ------------------  -----------------     -------------------

     Total Revenues                                              15,125            764,814                 704,556
                                                     ------------------  -----------------     -------------------

EXPENSES

   General and administrative                                 2,519,661          2,827,709                 918,374
   Bad debt expense                                             500,541          1,536,998                 196,791
   Depreciation and amortization                                 40,182             38,776                  33,979
                                                     ------------------  -----------------     -------------------

     Total Expenses                                           3,060,384          4,403,483               1,149,144
                                                     ------------------  -----------------     -------------------

NET INVESTMENT (LOSS)                                        (3,045,259)        (3,638,669)               (444,588)
                                                     ------------------  -----------------     -------------------

OTHER INCOME (EXPENSE)

   Interest income                                               26,062             11,969                   8,371
   Interest expense                                            (167,934)          (918,756)               (126,932)
   Realized gain on investments                                       -            512,150                       -
   Unrealized loss on investments                              (394,289)          (621,108)                (92,223)
   Loss on disposition of assets                                (43,324)        (1,809,200)                (37,365)
                                                     ------------------  -----------------     -------------------

   Total Other Income (Expense)                                (579,485)        (2,824,945)               (248,149)
                                                     ------------------  -----------------     -------------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                     (3,624,744)        (6,463,614)               (692,737)

Income taxes (Note 2)                                                 -                  -                       -
                                                     ------------------  -----------------     -------------------

LOSS FROM CONTINUING OPERATIONS                              (3,624,744)        (6,463,614)               (692,737)
                                                     ------------------  -----------------     -------------------

INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX EFFECT
 (Note 18)                                                      (30,342)        (2,152,714)                      -
                                                     ------------------  -----------------     -------------------

NET LOSS                                                     (3,655,086)        (8,616,328)               (692,737)
                                                     ------------------  -----------------     -------------------

OTHER COMPREHENSIVE (LOSS)

   Loss on treasury stock                                             -           (274,287)                      -
   Dividends                                                    (22,479)           (22,812)               (188,786)
                                                     ------------------  -----------------     -------------------

NET COMPREHENSIVE LOSS                               $       (3,677,565) $      (8,913,427)    $          (881,523)
                                                     ==================  =================     ===================


  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
               Consolidated Statements of Operations (Continued)




                                                           For the Year Ended
                                                              December 31,
                                     -------------------------------------------------------------
                                            2001                  2000                 1999
                                     ------------------   ------------------   -------------------

BASIC LOSS PER SHARE

   Continuing operations             $            (2.76) $          (12.76)    $             (2.27)
   Discontinued operations                        (0.02)             (4.25)                      -
                                     ------------------  -----------------     -------------------

   Basic Loss Per Share              $            (2.78) $          (17.01)    $             (2.27)
                                     ==================  =================     ===================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                           1,313,955            506,551                 305,039
                                     ==================  =================     ===================


  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
           Consolidated Statements of Stockholders' Equity (Deficit)
                        December 31, 2001, 2000 and 1999


                                          Preferred Stock              Common Stock        Additional
                                      ------------------------  ------------------------    Paid-in     Subscriptions  Accumulated
                                          Shares     Amount        Shares       Amount       Capital      Receivable     Deficit
                                      ------------  ----------  -----------   ----------   -----------  -------------  -----------
Balance, December 31, 1998               672,300  $   6,723       207,504      $    208    $3,540,424    $        -    $(2,385,491)

Common stock issued for cash
 and subscription receivable                   -          -       140,080           140     1,802,966      (443,500)             -

Common stock issued
 for services                                  -          -         7,596             8       161,792             -              -

Common stock issued on
 conversion of debentures                      -          -        10,706            10        59,406             -              -

Common stock issued
 for investments                               -          -        12,500            12       124,988             -              -

Common stock issued in
 conversion of preferred stock            (2,000)       (20)           20             1            19             -              -

Common stock canceled                          -          -          (300)           (1)       (5,808)            -              -

Cash received on subscriptions
 receivable                                    -          -             -             -             -       116,445              -

Accrued dividends                              -          -             -             -       (23,172)            -              -

Dividends paid                                 -          -             -             -      (165,614)            -              -

Net loss for the year ended
 December 31, 1999                             -          -             -             -              -            -       (692,737)
                                      ----------    -------     ---------     ---------    -----------   ----------    -----------
Balance, December 31, 1999               670,300    $ 6,703       378,106     $     378    $ 5,495,001   $ (327,055)   $(3,078,228)
                                      ----------    -------     ---------     ---------    -----------   ----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        December 31, 2001, 2000 and 1999


                                     Preferred Stock              Common Stock         Additional
                              --------------------------  --------------------------    Paid-in     Subscriptions  Accumulated
                                 Shares        Amount        Shares       Amount        Capital      Receivable      Deficit
                              ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1999         670,300  $      6,703       378,106  $        378  $  5,495,001  $   (327,055) $ (3,078,228)

Common stock issued for cash
 and subscription receivable             -             -       223,308           223     4,617,973      (158,001)            -

Common stock issued
 for services                            -             -        12,820            13       248,387             -             -

Common stock issued on
 conversion of debentures                -             -       145,772           146       619,145             -             -

Common stock issued
 for investments                         -             -         8,000             8       169,992             -             -

Common stock issued in
 lieu of interest                        -             -            62             -         6,208             -             -

Common stock issued in
 conversion of preferred stock    (125,000)       (1,250)        1,250             1         1,249                           -

Accrued dividends                        -             -             -             -       (22,812)            -             -

Stock offering costs                     -             -             -             -      (202,325)            -             -

Cash received on
 subscriptions receivable                -             -             -             -             -       199,000             -

Additional interest recorded
 on convertible debentures               -             -             -             -       534,000             -             -
                              ------------  ------------   -----------  ------------  ------------  ------------  ------------

Balance Forward                    545,300  $      5,453       769,318  $        769  $ 11,466,818  $   (286,056) $ (3,078,228)
                              ------------  ------------   -----------  ------------  ------------  ------------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        December 31, 2001, 2000 and 1999

                                          Preferred Stock           Common Stock          Additional
                                     ----------------------    ---------------------       Paid-in      Subscriptions    Accumulated
                                       Shares       Amount       Shares      Amount        Capital        Receivable       Deficit
                                     ----------    --------    ---------    --------    ------------   -------------   ------------
Balance Forward                         545,300    $  5,453      769,318    $    769    $ 11,466,818   $   (286,056)   $ (3,078,228)
Unrealized loss on treasury stock            --          --           --          --              --             --         (69,222)
Realized loss on treasury stock              --          --           --          --              --             --        (205,065
Net loss for the year ended
 December 31, 2000                           --          --           --          --              --             --      (8,616,328)
                                     ----------    --------    ---------    --------    ------------   ------------    ------------
Balance, December 31, 2000              545,300       5,453      769,318         769      11,466,818       (286,056)    (11,968,843)
Debentures converted to common
 stock                                       --          --    1,005,298       1,005         512,907         (4,000)             --
Common shares issued for cash                --          --      321,767         322         260,912             --              --
Common shares issued for
 subscriptions receivable                    --          --      210,750         211          84,526        (84,737)             --
Cash received on subscriptions
 receivable                                  --          --           --          --              --         27,455              --
Preferred shares cancelled              (20,000)       (200)          --          --             200             --              --
Preferred shares converted to
 common shares on 1-for-1 basis         (10,000)       (100)         100           1              99
Common shares cancelled                      --          --       (3,725)         (4)              4             --              --
                                     ----------    --------    ---------    --------    ------------   ------------    ------------
Balance Forward                         515,300    $  5,153    2,303,508    $  2,304    $ 12,325,466   $   (347,338)   $(11,968,843)
                                     ----------    --------    ---------    --------    ------------   ------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        December 31, 2001, 2000 and 1999




                                          Preferred Stock            Common Stock         Additional
                                    -------------------------  ------------------------     Paid-in     Subscriptions   Accumulated
                                      Shares       Amount        Shares       Amount        Capital       Receivable      Deficit
                                    ----------   ------------  ----------   -----------   ------------  -------------  ------------
Balance Forward                        515,300   $      5,153   2,303,508  $     2,304   $ 12,325,466   $    (347,338)  $11,968,843)

Dividends accrued on preferred
 shares                                      -              -           -            -        (22,479)              -             -

Net loss for the year ended
 December 31, 2001                           -              -           -            -              -               -    (3,655,086)
                                    ----------   ------------  ----------  -----------   ------------   -------------  ------------
Balance, December 31, 2001             515,300   $      5,153   2,303,508  $     2,304   $ 12,302,987   $    (347,338)  $15,623,929)
                                    ==========   ============  ==========  ============  ============   =============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                     Consolidated Statements of Cash Flows
                        December 31, 2001, 2000 and 1999

                                                                                        For the Year Ended
                                                                                           December 31,
                                                                  ----------------------------------------------------------
                                                                       2001                  2000                  1999
                                                                  --------------         -------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from continuing operations                            $   (3,624,744)        $  (6,463,614)         $   (692,737)
   Adjustments to reconcile net loss to net cash
    (used) by operating activities:
     Depreciation and amortization                                        40,182                38,776                33,979
     Bad debt expense                                                    500,541             1,536,998               196,791
     Loss on disposal of assets                                           43,324             1,809,200                37,365
     Loss on investments, net                                            394,289               108,958                92,223
     Judgment-related expenses                                         2,083,300                    --                    --
     Additional interest on convertible debentures                            --               534,000                    --
     Common stock issued for services                                         --               248,400               161,800
   Discontinued operations:
     Net loss                                                            (30,342)           (2,152,714)                   --
     Depreciation and amortization                                         9,640                 6,683                    --
     Bad debts                                                                --                 9,987                    --
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and
      notes receivable                                                     2,145                19,828                99,147
     (Increase) decrease in notes receivable
      - related party                                                         --              (185,476)              (61,091)
     (Increase) decrease in other assets                                   5,146                   (62)              (18,950)
     Increase (decrease) in accounts payable                              25,699               314,224               (68,471)
     Increase (decrease) in other liabilities                            256,976               671,006               (62,504)
     Increase (decrease) in discontinued
      operation reserve                                                   (9,163)              288,385                    --
                                                                  --------------         -------------          ------------

       Net Cash Used in Operating Activities                            (303,008)           (3,215,421)             (282,448)
                                                                  --------------         -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of licensing rights                                               --              (150,000)                   --
   Purchase of investments                                              (399,930)             (181,543)             (662,348)
   Notes receivable - advances                                                --            (1,189,611)             (324,007)
   Notes receivable - received                                                --                30,343                92,500
   Purchase of property and equipment                                         --              (193,149)               (7,084)
                                                                  --------------         -------------          ------------

       Net Cash Used in Investing Activities                            (399,930)           (1,683,960)             (900,939)
                                                                  --------------         -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of notes payable                                                 --              (306,590)              (94,294)
   Proceeds from long-term borrowings                                    412,500               843,500                    --
   Repurchase of stock                                                        --              (282,467)               (5,809)
   Stock offering costs                                                       --              (202,325)                   --
   Receipt of subscription receivable                                     27,455               199,000                    --
   Stock issued for cash                                                 261,234             4,460,195             1,474,071
                                                                  --------------         -------------          ------------

     Net Cash Provided by Financing Activities                    $      701,189         $   4,711,313          $  1,373,968
                                                                  --------------         -------------          ------------

                  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
               Consolidated Statements of Cash Flows (Continued)
                        December 31, 2001, 2000 and 1999

                                                                        For the Year Ended
                                                                           December 31,
                                                           -------------------------------------------
                                                              2001            2000            1999
                                                           ---------      ----------       -----------
NET DECREASE IN CASH                                       $ (1,749)      $(188,068)        $190,581

CASH, BEGINNING OF YEAR                                       2,513         190,581                -
                                                           --------       ---------         --------

CASH, END OF YEAR                                          $    764       $   2,513         $190,581
                                                           ========       =========         ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                                          $    472       $ 357,123         $269,728
    Income taxes paid                                      $      -       $       -         $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   ACTIVITIES

   Common stock issued in conversion
    of debentures and interest                             $509,912       $ 625,499         $ 59,416
   Common stock issued for services                        $      -       $ 248,400         $161,800
   Common stock issued for investments                     $      -       $ 170,000         $125,000
   Purchase of fixed assets through issuance
    of notes payable                                       $      -       $  31,195         $      -
   Dividends paid through investment stock                 $      -       $       -         $165,614


  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 1 -  COMPANY BACKGROUND

          The consolidated financial statements include those of Broadleaf Capital Partners, Inc. , a Nevada company, (Broadleaf), and its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (PREDC), Peacock International Corporation (PIC), DotCom Ventures, LLC (DotCom), Peacock Sports, Inc. (PSI), Broadleaf Asset Management
          (BAM), Broadleaf Financial Services (BFS), and Brand Asset Management (Brand). The consolidated financial statements also include its majority-owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (70%), Orange County Soccer Development Corporation (Orange) (70%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNetPartners, Inc. (iNet) (51%). Collectively, they are referred to herein as "the Company".

          Broadleaf (Formerly Peacock Financial Corporation) was incorporated under the laws of the State of Colorado on February 16, 1984. Broadleaf was incorporated for the purpose of creating a vehicle to obtain capital to seek out, investigate and acquire interests in products and businesses which may have a potential for profit. In March, 2002, Broadleaf changed its state of domicile to Nevada. (See
          Note 21)

          PREDC, a wholly-owned subsidiary, was originally formed on July 29, 1993. On October 22, 1999, the name was changed from Peacock Financial Corporation (California) to Peacock Real Estate Development Corporation. PREDC has had no significant operations since inception.

          PIC, a wholly-owned subsidiary, was formed on December 8, 1997. It has had no operations to date, but was formed to invest and trade in securities on an international basis.

          DotCom was organized on July 23, 1999. Peacock acquired its initial 50% ownership with an initial investment of $112,203. On January 5, 2000, the Company acquired the remaining 50% ownership by granting options to acquire a total of 500,000 restricted common shares of the Company at $0.10 per share. DotCom was organized for the purposes of conducting an internet production company and to consult start-up and emerging growth companies with their internet strategies. During the year ended December 31, 2001, DotCom had no significant operations.

          PSI was incorporated in January 2000 to hold and manage investments in professional sports. As of December 31, 2001, PSI had no significant operations.

          In January 2000, the Company acquired an 85% ownership interest for $50,000 cash in Orange County Soccer Development Corporation (Orange). The investment was recorded as a purchase. At December 31, 2001, Orange discontinued operations (Note 15).

          In February 2000, the Company acquired an 85% ownership interest for $100,000 cash in Bay Area Soccer Development Corporation (Bay Area). The investment was recorded as a purchase. At December 31, 2001, Bay Area discontinued its operations (Note 15).

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999



NOTE 1 -  COMPANY BACKGROUND (Continued)

          In February 2000, the Company acquired a 53% ownership interest in Riverside County Soccer Development Corporation (Riverside) for $6,000. The investment was recorded as a purchase. At December 31, 2001, Riverside discontinued its operations (Note 15).

          Broadleaf holds a 51% interest in iNet as of December 31, 2001. iNet was organized under the laws of the State of California on December 15, 1999 with the intent to develop Internet e-commerce applications for both the new and used automotive markets. As of December 31, 2001, iNet had no significant operations.

          Broadleaf's remaining subsidiaries, BAM, BFS, and Brand, were all incorporated in 2001. These subsidiaries have had no operations to date, but were formed with the intent to help forward the Company's business strategy in 2002.

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

NOTE 2 -  GOING CONCERN

          As reported in the consolidated financial statements, the Company has an accumulated deficit of $15,623,929 and $11,968,843 as of December 31, 2001 and 2000, respectively. The Company incurred losses of $3,655,086 and $8,616,328 for the years ended December 31, 2001 and 2000, respectively. The Company also has certain debts that are in default at December 31, 2001. The Company's stockholders' deficit at December 31, 2001 and 2000 was $ 3,660,822 and $790,039, respectively, and its current liabilities exceeded its current assets by $4,003,229 and $1,683,089, respectively.

          These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 2 -  GOING CONCERN (Continued)

          In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) converting promissory notes into common stock and (3) entering into acquisition agreements with profitable entities with significant operations. In addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

          a. Accounting Method

          Broadleaf Capital Partners, Inc. (the Company) is a closed-end management investment company organized as a Nevada corporation. The Company has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the 1940 Act).

          Although business development companies should prepare their financial statements in conformity with accounting principles generally accepted in the United States of America, and are subject to audit as are other investment companies, the statement presentation of some companies may need to be tailored to present the information in a manner most meaningful to their particular group of investors. Since debt is a significant item, the Company concluded that a balance sheet would be more appropriate than a statement of net assets. Also, the Company believes Article 5 of Regulation S-X applies.

          b. Cash and Cash Equivalents

          Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          c. Fixed Assets

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

                   Description                    Estimated Useful Life
                   -----------                    ---------------------
                   Furniture and fixtures         5 to 7 years
                   Computers and software         5 years
                   Automobiles                    5 years

              d.  Basic and Diluted Loss Per Share


                                             2001            2000              1999
                                        -------------    -------------     -----------

              Loss (numerator)          $  (3,655,086)   $  (8,616,328)    $  (692,737)

              Shares (denominator)          1,313,955           50,655          30,504

              Per share amount          $       (2.78)   $      (17.01)    $     (2.27)

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of convertible debt and preferred shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

              e.  Change in Accounting Principles

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

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e. Change in Accounting Principles

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. The adoption of this principle had no material effect on the Company's consolidated financial statements.

          f. Principles of Consolidation

          The consolidated financial statements include those of Broadleaf Capital Partners, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (California) (PREDC), Peacock International Corporation (Bahamas) (PIC), DotCom Ventures, LLC (DotCom), Peacock Sports, Inc. (PSI), Broadleaf Asset Management (BAM), Broadleaf Financial Services (BFS), and Brand Asset Management (Brand). They also include the majority owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (80%), Orange County Soccer Development Corporation (Orange) (85%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNet Partners, Inc. (iNet) (51%). All significant intercompany accounts and transactions have been eliminated.

          g. Estimates

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

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          h. Provision for Taxes

          At December 31, 2001, the Company had an accumulated deficit of $15,623,929 which includes net operating loss carryforwards that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                For the Years Ended
                                                                    December 31,
                                                        ------------------------------------
                                                           2001        2000         1999
                                                        ---------  ------------  -----------

              Income tax benefit at statutory rate      $  62,690  $  3,274,205  $   263,240
              Change in valuation allowance               (62,690)   (3,274,205)    (263,240)
                                                        ---------  ------------  -----------
                                                        $       -  $          -  $        -
                                                        =========  ============  ===========

          Deferred tax assets (liabilities) are comprised of the following:

                                                                  For the Years Ended
                                                                       December 31,
                                                        -----------------------------------------
                                                              2001        2000           1999
                                                        ------------  ------------  -------------
              Income tax benefit at statutory rate      $  4,610,850  $  4,548,160  $   1,273,955
              Change in valuation allowance               (4,610,850)   (4,548,160)    (1,273,955)
                                                        ------------  ------------- -------------
                                                        $          -  $          -  $           -
                                                        ============  ============  =============

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

          i. Advertising

          The Company follows the policy of charging the costs of advertising to expense as incurred.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Revenue Recognition

          The Company receives shares in certain companies for providing capital and investment services. The Company records management consulting income based on the fair value of the shares received.

          k. Accounts and Notes Receivable

          Accounts and notes receivable are shown net of an allowance for doubtful accounts of $2,068,387 and $1,760,100 as of December 31, 2001 and 2000, respectively.

          l. Investment Valuation

          The Company's loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral and individual credit risks.

          Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The carrying values of investments that have no readily-determinable market values are determined by the Board of Directors, based upon its analysis of the assets and revenues of the underlying investee companies.

          Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

          m. Reclassifications

          Certain reclassifications have been made to prior year balances to conform with the current year presentation.

          n. Restricted Securities

          All investments in securities are restricted shares, and have been valued by the Board of Directors. In determining investment values, the Board considers many pertinent factors, including the results of operations of each company.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 4 -      INVESTMENTS IN LIMITED PARTNERSHIPS

              During 1987, the Company formed a limited partnership agreement where the Company is the general partner, holding a 15% interest. The partnership was formed to acquire and develop approximately 500 acres of land in San Jacinto, California. The general partner was not required to make an initial capital contribution, thus the initial investment was recorded at $0. The Board of Directors has determined that this investment is unlikely to produce income in the near future, and has valued the investment at $0 as of December 31, 2001.

              On June 29, 1992, the Company acquired an interest in a limited partnership. The partnership intends to seek out and consummate certain real-estate investment opportunities. The Company acts as the general partner and holds a 1% interest in the partnership. As of December 31, 2001, the Company had recognized no income or losses from its investment in this partnership. The Board of Directors has determined that this investment is unlikely to produce income and has valued the investment at $0 as of December 31, 2001 and 2000.

              In December 1995, the Company acquired an interest in a limited liability company. The LLC's intent is to acquire and develop certain residential subdivisions. The Company retains a 50% ownership in the limited liability company. The Company's Board of Directors determined this investment was unlikely to produce income in the near future, and has valued the investment at $0 at December 31, 2001 and 2000.

              During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 12). During April 1996, the Company was awarded $2,400,000 in Federal tax credits relating to this project. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P., retaining a 1% interest as general partner, and receiving a $905,000 capital account in the partnership. During 1999, a $70,000 note held by the Company was transferred to Canyon Shadows, L.P., which was recorded as a capital distribution to the Company (see Note 12). Additional costs were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,131,961 at December 31, 2000. The Company's Board of Directors determined that the value of this investment approximated the current interest in the partnership. The valuation was based upon projected future occupancy of the apartment unit. In 2001, Canyon Shadows distributed $93,105 to the Company, leaving a balance of $1,038,856 at December 31, 2001.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999



NOTE 5 -      FIXED ASSETS

              Fixed assets consist of the following:

                                                                     December 31,
                                                       --------------------------------------
                                                              2001                 2000
                                                       ------------------  ------------------
                  Furniture and fixtures               $            5,823  $           38,039
                  Computers and software                          126,865             194,212
                  Other equipment                                  22,815              56,195
                                                       ------------------  ------------------
                                                                  155,503             288,446

                  Accumulated depreciation                        (57,119)            (96,916)
                                                       ------------------  ------------------

                  Net fixed assets                     $           98,384  $          191,530
                                                       ==================  ==================


              Depreciation expense for the years ended December 31, 2001 and 2000 was $40,182 and $38,776, respectively.

NOTE 6 -      OTHER INVESTMENTS

              During the year ended December 31, 1998, the Company became a Business Development Corporation whereby the Company is able to raise capital under a simplified and cost-effective informational filing with the Securities and Exchange Commission for the purpose of investing in small businesses and government securities. The Company intends to provide capital and management consulting services for these businesses with the long-term intent of helping the businesses go public.

              On October 19, 1998, the Company issued 1,000,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 33% interest in IPO/Emerging Growth Company, LLC.
              (IPO). The Company's Board of Directors determined the approximate value of this investment at December 31, 2000 to be $83,487. In 2001, the Company's Board of Directors determined its investment in IPO was unlikely to produce income in the near future, and elected to value the investment at $0 as of December 31, 2001.

              On October 23, 1998, the Company issued 820,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 5% interest in San Diego Soccer Development Corp. (SDSDC). On March 11, 1999, the Company issued an additional 500,000 shares of its common stock valued at $50,000 to acquire 200,000 additional shares of SDSDC. In addition, the Company received an additional 400,000 shares of SDSDC during 1999, valued at $200,000, as an incentive for providing capital to SDSDC. As part of the investment agreement, the Company distributed a total of 294,999 shares of its SDSDC stock to the Company's shareholders as a dividend valued at $165,614.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

NOTE 6 -      OTHER INVESTMENTS (Continued)

              During 2000, the Company acquired an additional 1,050,000 restricted shares of SDSDC for an additional cost of $531,519. 1,000,000 of those shares were received as an incentive for providing capital, and were recorded at $500,000 or $0.50 per share. A decline in the value of the shares was recorded at December 31, 2000 of $607,055 bringing the total value of the 1,555,001 shares at December 31, 2000 to $108,850. The Company's shares represent an approximate 15% ownership in SDSDC at December 31, 2001. Management of the Company does not exercise any influence or control over management of SDSDC. During 2001, the Company's Board of Directors determined its investment in SDSDC was unlikely to produce income in the near future, and elected to value the investment at $0 as of December 31, 2001.

              On February 2, 1999, the Company issued 750,000 shares of its outstanding common stock valued at $75,000 to acquire approximately 20% (2,000,000 shares) of the outstanding shares of Solutions Media, Inc. (Solutions). On June 15, 1999, the Company entered into a separate agreement whereby the 750,000 shares of the Company were returned for cancellation in exchange for the return of the 2,000,000 shares of Solutions. As part of the agreement, the Company received 800,000 shares of Solutions as an investment fee valued at $400,000. The 800,000 shares of Solutions represented an approximate ownership of 2% at December 31, 1999. In 2000, the Company's Board of Directors determined this investment was unlikely to produce income in the near future, and elected to value the investment at $0. The Board determined there was no change in the value of this investment in 2001.

              During 1999, the Company purchased 1,020,000 shares of Las Vegas Soccer Development Corporation (LVSDC) for $20,000 cash, which represents an approximate ownership of 25% at December 31, 2000. The Company's Board of Directors has valued this investment at $0 as of December 31, 2001.

              During 2000, the Company invested a total of $180,000 in Bio-Friendly Corporation (Bio-Friendly) for 437,500 shares of Bio-Friendly common stock, which the Company's Board of Directors determined to be the approximate value of this investment at December 31, 2000. These shares were valued at $0 in 2001 by the Company's Board of Directors.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 7 -  NOTES RECEIVABLE

          Notes receivable consist of the following at December 31, 2001 and 2000:


                                                                           2001             2000
                                                                      --------------   ------------
         Note receivable at 10%, secured by stock,
          principal and interest due June 12, 2001,
          currently in default.                                       $            -   $     72,457

         Note receivable at 10%, unsecured, principal
          and interest due July 1, 2000, currently in
          default.                                                                 -         25,000
                                                                      --------------   ------------

             Total Notes Receivable                                                -         97,457
             Less: Allowance for Bad Debts                                         -        (12,500)
                                                                      --------------   ------------

             Notes Receivable, net                                    $            -   $     84,957
                                                                      ==============   ============

NOTE 8 -  NOTES RECEIVABLE - RELATED PARTIES

          Notes receivable - related parties consist of the following at December 31, 2001 and 2000:

                                                                            2001            2000
                                                                      -------------   -------------
         Note receivable at 8%, due from San Diego
          Soccer Development Corporation, unsecured,
          principal and interest due on demand                        $           -    $     100,000

         Credit line receivable at 10%, due from San Diego Soccer
          Development Corporation, secured by shares of SDSDC
          representing 53% of the outstanding shares, originally
          due December 31, 2000, currently in default.                            -          694,612

         Note receivable at 7%, due from PR Equities, Ltd.
          (equity investment), unsecured, principal and
          interest due December 31, 2001.                                         -          565,223

         Note receivable from former employee, secured
          by 100,000 shares of the Company's stock,
          due October 1, 2000, currently in default                               -           22,232

         Other                                                                    -           17,880
                                                                      -------------   --------------

             Total Notes Receivable - Related Parties                             -        1,399,947
             Less: Allowance for uncollectible portion                            -       (1,369,960)
                                                                      -------------   --------------

             Long-Term Notes Receivable - Related Parties             $           -   $       29,987
                                                                      =============   ==============


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 9 -  NOTES PAYABLE

          Notes payable consist of the following at December 31, 2001 and 2000:

                                                                                2001             2000
                                                                           --------------    -------------
          Note payable at 5%, secured by an assignment of partnership cash, interest payable quarterly, principal due January 1, 2007,
           convertible to common stock.                                    $      500,000    $     500,000

          Note payable at variable rate (18.0% at
           December 31, 2000) collateralized by deed
           of trust on real property. Lump sum payment
           was due May 21, 1999, currently in default.                             86,854           86,854

          Note payable at 10%, secured by deed of trust,
           due March 31, 1996, currently in default.                               65,000           65,000

          Note payable at 20.28%, secured by vehicles,
           payable in monthly installments of $832,
           transferred to related party in 2002.                                        -           27,914

          Debentures at 10%, unsecured, convertible into common shares at rates of $2.00 to $10.00 per share at the option of the holder,
           due December 31, 2000.                                                 700,312          681,750

          Others                                                                   10,000           10,000
                                                                           --------------    -------------

               Total Notes Payable                                              1,362,166        1,371,518
               Less: Current Portion                                             (862,166)        (848,343)
                                                                           --------------    -------------

               Long-Term Notes Payable                                     $      500,000    $     523,175
                                                                           ==============    =============

NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships.

          The Company is owed certain amounts from a former officer of the Company. The amounts are non-interest bearing and due on demand. At December 31, 2000 these amounts totaled $223,172 and an allowance for bad debts of $143,407 provided for the amounts determined to be uncollectible. These amounts totaled $212,922 at December 31, 2001 and due to the uncertainty of collection, these amounts have been allowed for in full, bringing the net amount to $0 at December 31, 2001.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999

NOTE 11 - PROFIT SHARING PLAN

          In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 2001 and 2000.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

          a. General Partner Obligations
             ---------------------------

          The Company serves as general partner in several real estate development partnerships. The Company may be held liable for certain liabilities, although because the amounts are minimal and the entities are limited liability companies, management does not feel that the potential liabilities will have a material impact on the Company.

          b. Wrap Around Mortgage
             --------------------

          The Company has sold a property subject to a mortgage. The mortgage has not been fully assumed by the buyer. If the buyer defaults on the mortgage, the Company may be liable for the balance owing.

          c.  Housing Grant
              -------------

          In April 1995, the Company acquired a 120-unit apartment complex using a $975,000 loan that was converted to a grant from the City of Riverside, California. The loan is non-recourse and is secured by a second trust deed on the property. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the city, the loan will be forgiven in its entirety. As of December 31, 2001, management has complied with all of the requirements and believes that the repayment of $905,000 (the grant portion) of the $975,000 is highly remote.

          d.  Litigation
              ----------

          At December 31, 2001, the Company was party to certain legal proceedings, resulting in judgments payable totaling $2,083,300. The following is a summary of those payables:

          During the year, Bank of Hemet received a legal judgment against the Company totaling $932,006. In 2000, however, the Company had negotiated a settlement in this case for $100,000, and booked this amount as a contingent liability at December 31, 2000. In 2001, the Company defaulted on this settlement. As a result, in the current year, the Company recorded the full amount of the judgment, less payments made by the Company to Bank of Hemet. At December 31, 2001, this liability is recorded at $886,006.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




    NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

              d.  Litigation (Continued)
                  ----------

              In 2000, a non-related individual filed suit against the Company. Later that year, management negotiated a settlement with this individual totaling $250,000, and the amount was recorded as a contingent liability at December 31, 2000. In 2001 the Company defaulted on the settlement agreement. As a result, in the current year, the Company recorded the full amount of the alleged damages, less payments made by the Company to the individual. At December 31, 2001, this liability is recorded at $1,156,282.

              In 2001, 1st Miracle Group, Inc. received a legal judgment against the Company totaling $100,000. Management was able to negotiate a settlement on this amount, totaling $20,000, and at December 31, 2001, the liability is recorded at the settled amount.

              In 2001, AMG Consulting brought legal action against the Company, seeking damages of $21,012. Management is currently attempting to negotiate a settlement on this amount. At December 31, 2001, this contingent liability is recorded at the full $21,012.

              e.  Employment Agreements
                  ---------------------

              In December 2001, the Company entered into employment agreements with its CEO and CFO. Both agreements cover a period of 24 months, and compensation totals $250,000 and $100,000 annually, respectively. In addition, the parties were each to receive 250,000 shares of the Company's common stock, and options to acquire 750,000 and 500,000 shares at a strike price equal to market price on date of issuance.

              As of December 31, 2001, the shares of common stock had not been issued. The stock options have been included in the disclosure in
              Note 19.

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
(Formerly Peacock Financial Corporation)
Notes to the Consolidated Financial Statements
December 31, 2001, 2000 and 1999




NOTE 14 - STOCK SUBSCRIPTIONS RECEIVABLE

          During 1999, the Company issued a total of 27,330 shares of its outstanding common stock for $443,500 under stock subscription notes receivable. These notes were non-interest bearing. During 1999, $116,445 of the amount was received. During 2000, the Company issued additional shares of common stock under promissory notes totaling $158,001 for 223,308 shares. These notes are also non-interest bearing. During 2000, an additional $199,000 was received by the Company pursuant to these subscription notes receivable. The total amount of stock subscriptions receivable at December 31, 2000 was $286,056. In 2001, 210,750 shares were issued for subscriptions receivable of $88,737. The Company received cash on these amounts totaling $27,455. Total stock subscriptions receivable at December 31, 2001 was $347,338.

NOTE 15 - SEGMENT INFORMATION

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

          The Company had three separate reportable segments during the year ended December 31, 2000, management consulting, website development and soccer franchises. As discussed in Note 16, the soccer subsidiaries were discontinued as of December 31, 2000. The remaining two segments will be the Company's focus in the future. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

          Financial information with respect to the reportable segments are as follows:



                                                                                   2001
                                                        --------------------------------------------------------
                                                            Management
                                                            Consulting            Website
                                                              Fees             Development            Total
                                                        ----------------     ---------------     ---------------
              Revenues                                  $         15,125     $             -     $        15,125

              Expenses                                        (3,034,428)            (99,149)         (3,133,577)

              Other income (expenses)                           (492,435)            (13,857)           (506,292)
                                                        ----------------     ---------------    ---------------

              Net loss per segment                      $     (3,511,738)    $      (113,006)    $    (3,624,744)
                                                        ================     ===============     ===============



                                                                                 2000
                                                        --------------------------------------------------------
                                                           Management
                                                           Consulting           Website
                                                             Fees             Development             Total
                                                        ----------------    ----------------     ---------------

              Revenues                                  $        611,214     $       153,600     $       764,814

              Expenses                                        (3,581,346)           (822,137)         (4,403,483)

              Other income (expenses)                         (2,823,479)             (1,466)         (2,824,945)
                                                        ----------------     ---------------     ---------------

              Net loss per segment                      $     (5,793,611)    $      (670,003)    $    (6,463,614)
                                                        ================     ===============     ===============


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 16 - INVESTMENTS AND INVESTMENT VALUATION

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

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 17 - OTHER SIGNIFICANT TRANSACTIONS AND EVENTS

          The Company has been advised by the Securities and Exchange Commission (the "Commission") that the Commission has entered into a formal investigation of the Company. The Company believes that the investigation concerns valuation issues, stock issuances, disclosure requirements and format requirements that are required by the Commission under the Investment Company Act of 1940 as they relate to the Company's election to become a Business Development Corporation. The Company is voluntarily cooperating with the investigation and certain officers have given their depositions. Presently, the investigation remains open. The potential liability or outcome of the investigation cannot currently be determined.

          The Company has formed new subsidiary corporations in the State of Nevada, under the names of: Broadleaf Asset Management, Inc., Broadleaf Financial Services, Inc. and Brand Asset Management, Inc. The Company has also changed the name of Broadleaf Asset Management, Inc. to Broadleaf Aerospace Systems, Inc.

NOTE 18 - DISCONTINUED OPERATIONS

          Effective December 31, 2000, the Company discontinued the operations of the Bay Area, Orange and Riverside soccer subsidiaries. The following is a summary of the loss from discontinued operations resulting from the dissolution of these subsidiaries. The Company has established a reserve for discontinued operations of $295,892 and $305,055 at December 31, 2001 and 2000, respectively, which consists of net liabilities in excess of recoverable assets. No tax benefit has been attributed to the discontinued operations.

                                                       For the Year Ended
                                                          December 31,
                                           -------------------------------------------
                                               2001            2000          1999
                                           ----------------------------  -------------

          REVENUES                         $         648  $     178,540  $           -
                                           -------------  -------------  -------------

          OPERATING EXPENSES

            General and administrative            21,388      2,315,634              -
            Bad debt expense                           -          9,987              -
            Depreciation and amortization          9,640          6,683              -
                                           -------------  -------------  -------------

              Total Operating Expenses            31,028      2,332,304              -
                                           -------------  -------------  -------------

          LOSS FROM OPERATIONS                   (30,380)    (2,153,764)             -
                                           -------------  -------------  -------------

          OTHER INCOME (EXPENSE)

            Interest income                           72          1,834              -
            Interest expense                         (34)          (784)             -
                                           -------------  -------------  -------------

              Total Other Income (Expense)            38          1,050              -
                                           -------------  -------------  -------------

          LOSS FROM DISCONTINUED
           OPERATIONS                      $     (30,342) $  (2,152,714) $           -
                                           =============  =============  =============

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




NOTE 19 - STOCK OPTIONS AND WARRANTS

          During the year ended December 31, 2001, the Company granted two of its officers options to acquire an aggregate of 1,250,000 shares of the Company's common stock at a strike price equal to the trading price on the date of issuance.

          A summary of the status of options at December 31, 2001, 2000, and 1999 is as follows:


                                                      2001                       2000                          1999
                                         ---------------------------  ---------------------------   ---------------------------
                                                           Weighted                   Weighted                      Weighted
                                                           Average                     Average                       Average
                                                          Exercise                    Exercise                      Exercise
                                             Shares         Price        Shares        Price           Shares         Price
                                         --------------  -----------  ------------  -------------   ------------  -------------

          Outstanding, beginning
          of year                                     -  $         -             -  $           -              -              -
              Granted                         1,250,000         0.02             -              -              -              -
              Canceled                                -            -             -              -              -              -
              Exercised                               -            -             -              -              -              -
                                         --------------  ------------ ------------  -------------   ------------  -------------

          Outstanding, end of year            1,250,000  $      0.02             -  $           -              -  $           -
                                         --------------  -----------  ------------  -------------   ------------  -------------

          Exercisable, end of year                    -  $         -             -  $           -              -  $           -
                                         --------------  -----------  ------------  -------------   ------------  -------------

          Weighted average fair value
           of options and warrants
           granted during the year                       $      0.02                $           -                 $           -
                                                         ===========                =============                 =============

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                        December 31, 2001, 2000 and 1999




   NOTE 20 - FINANCIAL HIGHLIGHTS

             The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

                                                                        Common Stock
                                            -----------------------------------------------------------------------
                                                                   Year ended December 31
                                            -----------------------------------------------------------------------
                                                 2001          2000         1999            1998           1997
                                            --------------  -----------  ------------  -------------   ------------
             Net asset value, beginning
               of period                    $        (2.59) $     13.93  $       7.67  $           -   $          -
             Income from investment
               operations:

               Net investment income                 (6.35)      (11.93)        (2.95)             -              -
                                            --------------  -----------  ------------  -------------   ------------
               Net gains (losses) on
                securities (both realized
                and unrealized)                      (0.67)       (2.04)        (0.61)             -              -
                                            --------------  ------------ ------------  -------------   ------------
                   Total from investment
                   operations                        (7.02)      (13.97)        (3.56)             -              -
                                            --------------  -----------  ------------  -------------   ------------
             Other increase (decrease)                2.39        (2.62)         9.82              -              -
             Less distributions from net
               investment income                         -            -             -              -              -
                                            --------------  -----------  ------------  -------------   ------------
             Net asset value, end of
               period                       $        (7.22) $     (2.66) $      13.93  $           -   $          -
                                            ==============  ===========  ============  =============   ============

             Calculated using post split average shares outstanding.

   NOTE 21 - SUBSEQUENT EVENTS

             In March 2002 the shareholders of the Company approved changing the name of the Company to Broadleaf Capital Partners, Inc. and changing the state of domicile from Colorado to Nevada. In addition, the shareholders approved a reverse stock split of 100 to
             1. The financial statements have been retroactively adjusted for these events.