Form 10-Q
period 2002-03-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2002-05-20
CIK 748268

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

            --------------------------------------------------------

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002      Commission File No. 2-91651-D

                                Broadleaf Capital
                                 Partners, Inc.

                  Colorado                                      87-0410039
(State or other jurisdiction of incorporation                (I.R.S. Employer
              or organization)                            Identification Number)

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

           Common Stock                    2,305,448 Shares Outstanding
         $0.001 par value                      as of March 31, 2002

                        BROADLEAF CAPITAL PARTNERS, INC.
                                AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)

                               REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 31, 2002

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

                  . CONSOLIDATED BALANCE SHEETS AS OF
                    MARCH 31, 2002, AND DECEMBER 31, 2001                2 & 3

                  . SCHEDULE OF INVESTMENTS                              4 & 5

                  . CONSOLIDATED STATEMENTS OF
                    OPERATIONS FOR THREE MONTHS ENDED
                    MARCH 31, 2002 AND MARCH 31, 2001                    6

                  . CONSOLIDATED STATEMENTS
                    OF CASH FLOWS FOR THE THREE MONTHS
                    ENDED MARCH 31, 2002 AND MARCH 31, 2001              7 & 8

                  . NOTES TO CONSOLIDATED FINANCIAL
                    STATEMENTS                                           9

         ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                          10

PART II.          OTHER INFORMATION AND SIGNATURES                       11

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                          Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                                     ASSETS
                                     ------

                                                            March 31,         December 31,
                                                              2002               2001
                                                      ------------------  ------------------
                                                          (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                          $              304  $              764
   Accounts receivable, net                                        1,387              24,855
   Notes receivable, net                                           1,676                   -
                                                      ------------------  ------------------

     Total Current Assets                                          3,367              25,619
                                                      ------------------  ------------------

FIXED ASSETS, NET                                                 89,745              98,384
                                                      ------------------  ------------------

OTHER ASSETS

   Investments in limited partnerships                         1,008,536           1,038,856
   Other assets                                                      890               1,059
                                                      ------------------  ------------------

     Total Other Assets                                        1,009,426           1,039,915
                                                      ------------------  ------------------

     TOTAL ASSETS                                     $        1,102,538  $        1,163,918
                                                      ==================  ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                     Consolidated Balance Sheets (Continued)
                      March 31, 2002 and December 31, 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                       March 31,         December 31,
                                                                         2002               2001
                                                                 ------------------  ------------------
                                                                     (Unaudited)
   CURRENT LIABILITIES

   Accounts payable                                              $          459,150  $          499,195
   Accounts payable -- officers and directors                                11,469             225,760
   Accrued expenses                                                         183,746             181,789
   Accrued interest                                                         200,681             176,638
   Judgments payable                                                      2,145,093           2,083,300
   Notes payable -- current portion                                         932,166             862,166
                                                                 ------------------  ------------------

   Total Current Liabilities                                              3,932,305           4,028,848
                                                                 ------------------  ------------------

LONG-TERM DEBT

   Notes payable -- long term                                               500,000             500,000
                                                                 ------------------  ------------------

NET LIABILITIES IN EXCESS OF THE ASSETS OF
   DISCONTINUED OPERATIONS                                                  268,301             295,892
                                                                 ------------------  ------------------

   Total Liabilities                                                      4,700,606           4,824,740
                                                                 ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares authorized at
     $0.01 par value; 515,300 shares issued and
     outstanding                                                              5,153               5,153
   Common stock: 250,000,000 shares authorized at
     $0.001 par value; 2,305,448 and 2,303,507 shares
     issued and outstanding, respectively                                     2,306               2,304
   Additional paid-in capital                                            12,323,962          12,302,987
   Subscriptions receivable                                                (149,569)           (347,337)
   Accumulated deficit                                                  (15,779,920)        (15,623,929)
                                                                 ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                (3,598,068)         (3,660,822)
                                                                 ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                 $        1,102,538  $        1,163,918
                                                                 ==================  ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                             Schedule of Investments
                      March 31, 2002 and December 31, 2001

                                                      March 31, 2002
                                                      --------------
                                                       (Unaudited)

                                                            Number of
                                   Description of         Shares Owned                                 Fair
           Company                    Business               (or %)                Cost                Value
-----------------------------  ----------------------  ------------------  ------------------   ------------------
Canyon Shadows                 Real estate                            10%  $        1,131,961   $        1,008,536  (e)

IPO/Emerging Growth
  Company, LLC                 Start-up                               33%             100,000                  -0-  (f)

San Diego Soccer
  Development                  Dormant company                  1,551,001             715,905                  -0-  (f)

Other                                                               8,000              15,962                  -0-  (f)

Bio-Friendly
  Corporation                  Start-up                           437,500             180,000                  -0-  (f)

Las Vegas Soccer
  Development                  Start-up                         1,020,000              20,000                  -0-  (f)
                                                                           ------------------   ------------------

    Total                                                                  $        2,163,828   $        1,008,536
                                                                           ==================   ==================

                                                       December 31, 2001
                                                       -----------------
Canyon Shadows                 Real estate                            10%  $        1,131,961   $        1,038,856  (e)

IPO/Emerging Growth
  Company, LLC                 Start-up                               33%             100,000                  -0-  (a)

San Diego Soccer
  Development                  Soccer franchise                 1,551,001             715,905                  -0-  (c)

Other                                                               8,000              15,962                  -0-  (f)

Bio-Friendly
  Corporation                  Start-up                           437,500             180,000                  -0-  (d)

Las Vegas Soccer
  Development                  Start-up                         1,020,000              20,000                  -0-  (d)
                                                                           ------------------   ------------------

    Total                                                                  $        2,163,828   $        1,038,856
                                                                           ==================   ==================

Note - All of the above investments are considered non-income producing securities.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                       Schedule of Investments (Continued)
                      March 31, 2002 and December 31, 2001

a) Non-public company, represents ownership in an LLC, fair value is determined in good faith by the Company based on a variety of factors.

b) Public market method of valuation based on trading price of stock at year-end.

c) The fair value of restricted shares is determined in good faith by the Company based on a variety of factors, including recent and historical prices and other recent transactions.

d)   No public market for this security exists - cost method of valuation used.

e) The Company's board of directors has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

f) At December 31, 2001, the Company's board of directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero. The board maintains the same opinion at March 31, 2002.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                                         March 31,
                                                                         ---------------------------------------
                                                                                 2002                  2001
                                                                         -----------------     -----------------
REVENUES                                                                 $           4,965     $               -
                                                                         -----------------     -----------------

EXPENSES

General and administrative                                                         161,412               196,839
Bad debt expense                                                                         -               138,796
Depreciation and amortization                                                        8,639                11,450
                                                                         -----------------     -----------------

   Total Expenses                                                                  170,051               347,085
                                                                         -----------------     -----------------

LOSS FROM CONTINUING OPERATIONS                                                   (165,086)             (347,085)
                                                                         -----------------     -----------------

OTHER INCOME (EXPENSE)

Interest income                                                                          -                12,641
Interest expense                                                                   (66,294)              (30,964)
Gain on forgiveness of debt                                                         47,800                     -
Realized gain (loss) on investments                                                      -                   (86)
Unrealized gain (loss) on investments                                                    -              (108,850)
                                                                         -----------------     -----------------

   Total Other Income (Expense)                                                    (18,494)             (127,259)
                                                                         -----------------     -----------------

NET LOSS FROM CONTINUING OPERATIONS                                               (183,580)             (474,344)

INCOME FROM DISCONTINUED OPERATIONS                                                 27,589                79,627
                                                                         -----------------     -----------------

NET LOSS                                                                          (155,991)             (394,717)
                                                                         -----------------     -----------------

OTHER COMPREHENSIVE GAIN

Gain on treasury stock                                                                   -                 1,512
                                                                         -----------------     -----------------

NET COMPREHENSIVE LOSS                                                   $        (155,991)    $        (393,205)
                                                                         =================     =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                         ---------------------------------------
                                                                                2002                  2001
                                                                         -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from continuing operations                                   $        (183,580)    $          (474,344)
   Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                                                   8,639                  11,450
     Bad debt expense                                                                    -                 138,796
     Loss on investment                                                                  -                 107,424
   Discontinued operations:
     Net income (loss)                                                              27,589                  79,627
     Depreciation and amortization                                                       -                   2,410
     Loss on disposal of assets                                                                             13,631
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes receivable                           23,468                (110,000)
     (Increase) decrease in notes receivable - related party                        (1,677)                  4,036
     (Increase) decrease in other assets                                               169                   9,382
     Increase (decrease) in accounts payable                                       (40,045)                (61,301)
     Increase (decrease) in other liabilities                                     (126,497)                 84,503
     Increase (decrease) in discontinued operation,
      net liabilities                                                              (27,591)                (13,789)
                                                                         -----------------     -------------------

       Net Cash Used in Operating Activities                                      (319,525)               (208,175)
                                                                         -----------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Receipt of cash distributions on investment                                      30,320                       -
   Purchase of property and equipment                                                    -                  (2,410)
                                                                         -----------------     -------------------

       Net Cash Used in Investing Activities                                        30,320                  (2,410)
                                                                         -----------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from long-term borrowings                                               70,000                       -
   Receipt of subscription receivable                                              210,568                  10,000
   Stock issued for cash                                                             8,177                 206,999
                                                                         -----------------     -------------------

     Net Cash Provided by Financing Activities                                     288,745                 216,999
                                                                         -----------------     -------------------

NET INCREASE (DECREASE) IN CASH                                                       (460)                  6,414

CASH, BEGINNING OF PERIOD                                                              764                   2,513
                                                                         -----------------     -------------------

CASH, END OF PERIOD                                                      $             304     $             8,927
                                                                         =================     ===================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                         ----------------------------------------
                                                                                 2002                  2001
                                                                         -----------------     ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

    Interest paid                                                        $               -     $          357,123
    Income taxes paid                                                    $               -     $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES

  Common stock issued in conversion of debentures
    and interest                                                         $        108,500      $          108,500

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    (Formerly Peacock Financial Corporation)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

         As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $15,800,000 as of March 31, 2002. The Company also has certain debts that are in default at March 31, 2002. The Company's stockholders' deficit at March 31, 2002 was $3,598,068, and its current liabilities exceeded its current assets by $3,928,938.

         These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

         In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) converting promissory notes into common stock and (3) entering into acquisition agreements with profitable entities with significant operations. In addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.

MANAGEMENT DISCUSSION
Broadleaf Capital Partners, Inc. (Company) is a venture capital fund that makes direct investments in and provides management services to businesses that have at least a one-year operating history, the original founding management, with minimum annual revenues of $1.5 million. The Company intends to expand on its investment strategy and portfolio through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures. The Company has in the past, and may again in the future, raise capital specifically for the purpose of maintaining operations and making an investment that the Company believes is attractive.

ANALYSIS OF FINANCIAL CONDITION
The first quarter of 2002 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Three months ended March 31, 2002, compared to the three months ended March 31, 2001.

Revenues. There were revenues of $4,965 for the first three months ended March 31, 2002, as compared to no revenues for the three months ended March 31, 2001.

Expenses. Total expenses for the three months ended March 31, 2002, decreased by $177,034 or 51% to $170,051 from $347,085 for the three months ended March 31, 2001. General and administrative expenses for the three months ended March 31, 2002, decreased by $35,427 or 18% to $161,412 from $196,839 for the three months ended March 31, 2001. This decrease resulted from reduced administrative and operating costs.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended March 31, 2002, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 2002, the Company had cash of $304.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BROADLEAF CAPITAL PARTNERS, INC.



May 20, 2002                               /s/ Robert A. Braner
-------------                              --------------------
Date                                       Robert A. Braner
                                           Interim President

May 20, 2002                               /s/ Lisa L. Martinez
-------------                              --------------------
Date                                       Lisa L. Martinez
                                           Corporate Secretary