Form 10-Q
period 2002-06-30
BROADLEAF CAPITAL PARTNERS  INC
filed 2002-08-20
CIK 748268

Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File No. 2-91651-D

Broadleaf Capital Partners, Inc.

Nevada (State or other jurisdiction of incorporation or organization)	87-0410039 (I.R.S. Employer Identification Number)

2531 San Jacinto Street
San Jacinto, CA 92583
(Address and zip code of principal executive offices)

(909) 652-3885
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	6,629,535 Shares Outstanding as of June 30, 2002

BROADLEAF CAPITAL PARTNERS, INC.
AND SUBSIDIARIES
(Formerly Peacock Financial Corporation)

REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2002

		Page Number
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

	• CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002, AND DECEMBER 31, 2001	3 & 4

	• SCHEDULE OF INVESTMENTS	5 & 6

	• CONSOLIDATED STATEMENTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2002	7

	• CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001	8 & 9

	• NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12

PART II.	OTHER INFORMATION AND SIGNATURES	13 & 14

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$520	$764
Accounts receivable, net	—	24,855
Notes receivable, net	5,436	—

Total Current Assets	5,956	25,619

FIXED ASSETS, NET	81,104	98,384

OTHER ASSETS
Investments in limited partnerships	991,985	1,038,856
Other assets	890	1,059

Total Other Assets	992,875	1,039,915

TOTAL ASSETS	$1,079,935	$1,163,918

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	444,576	499,195
Accounts payable—officers and directors	—	225,760
Accrued expenses	192,568	181,789
Accrued interest	223,742	176,638
Judgments payable	1,031,243	2,083,300
Notes payable—current portion	851,910	862,166

Total Current Liabilities	2,744,039	4,028,848

LONG-TERM DEBT
Notes payable—long term	500,000	500,000

NET LIABILITIES IN EXCESS OF THE ASSETS OF DISCONTINUED OPERATIONS	270,712	295,892

Total Liabilities	3,514,751	4,824,740

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: 10,000,000 shares authorized at $0.01 par value; 515,300 shares issued and outstanding	5,153	5,153
Common stock: 250,000,000 shares authorized at $0.001 par value; 6,629,535 and 2,303,507 shares issued and outstanding, respectively	6,630	2,304
Additional paid-in capital	12,500,375	12,302,987
Subscriptions receivable	(153,559)	(347,337)
Accumulated deficit	(14,793,415)	(15,623,929

Total Stockholders’ Equity (Deficit)	(2,434,816)	(3,660,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$1,079,935	$1,163,918

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS
June 30, 2002 and December 31, 2001

	June 30, 2002
Company	Description of Business	Number of Shares Owned (or %)	Cost	Fair Value
	(Unaudited)
Canyon Shadows	Real estate	10%	$1,131,961	$991,985	(e)

IPO/Emerging Growth Company, LLC	Start-up	33%	100,000	-0-	(f)

San Diego Soccer Development	Dormant company	1,551,001	715,905	-0-	(f)

Other		8,000	15,962	-0-	(f)

Bio-Friendly Corporation	Start-up	437,500	180,000	-0-	(f)

Las Vegas Soccer Development	Start-up	1,020,000	20,000	-0-	(f)

Total			$2,163,828	$991,985

	December 31, 2001
Canyon Shadows	Real estate	10%	$1,131,961	$1,038,856	(e)

IPO/Emerging Growth Company, LLC	Start-up	33%	100,000	-0-	(a)

San Diego Soccer Development	Soccer franchise	1,551,001	715,905	-0-	(c)

Other		8,000	15,962	-0-	(f)

Bio-Friendly Corporation	Start-up	437,500	180,000	-0-	(d)

Las Vegas Soccer Development	Start-up	1,020,000	20,000	-0-	(d)

Total			$2,163,828	$1,038,856

Note—All of the above investments are considered non-income producing securities.

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

SCHEDULE OF INVESTMENTS (Continued)
June 30, 2002 and December 31, 2001

a)	Non-public company, represents ownership in an LLC, fair value is determined in good faith by the Company based on a variety of factors.
b)	Public market method of valuation based on trading price of stock at year-end.
c)	The fair value of restricted shares is determined in good faith by the Company based on a variety of factors, including recent and historical prices and other recent transactions.
d)	No public market for this security exists—cost method of valuation used.
e)	The Company’s board of directors has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.
f)
At December 31, 2001, the Company’s board of directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero. The board maintains the same opinion at June 30, 2002.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Investment banking income	$—	$—	$—	$—
Development income	—	220,713	—	220,713
Interest income	—	—	—	—
Realized gain on investments	—	—	—	—
Other income	6,232	720	1,267	720

Total Revenues	6,232	221,433	1,267	221,433

EXPENSES
General and administrative	286,219	317,982	124,805	121,143
Bad debt expense	—	219,198	—	80,402
Depreciation and amortization	17,280	15,208	8,641	3,758
Loss on disposal of assets	—	—	—	—

Total Expenses	303,499	552,388	133,446	205,303

INCOME (LOSS) FROM OPERATIONS	(297,267)	(330,955)	(132,179)	16,130

OTHER INCOME (EXPENSE)
Interest income	—	25,429	—	12,788
Interest expense	(82,151)	(63,947)	(15,857)	(32,983)
Gain on forgiveness of debt	1,184,752	—	1,136,952	—
Realized gain (loss) on investment	—	(86)	—	—
Unrealized gain (loss) on investment	—	(392,675)	—	(283,825)

Total Other Income (expense)	1,102,601	(431,279)	1,121,095	(304,020)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	805,334	(762,234)	988,916	(287,890)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	25,180	79,525	(2,409)	(102)

NET INCOME (LOSS)	830,514	(682,709)	986,507	(287,992)

OTHER COMPREHENSIVE GAIN
Gain on treasury stock	—	1,072	—	(440)

NET COMPREHENSIVE INCOME (LOSS)	$830,514	$(681,637)	$986,507	$(288,432)

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$805,334	$(762,234)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,280	15,208
Bad debt expense	—	219,198
Loss on investment	—	392,761
Gain on forgiveness of debt	(1,184,752)	—
Discontinued operations:
Net income (loss)	(4,820)	79,525
Depreciation and amortization	—	12,512
Loss on disposal of assets		—
Gain on forgiveness of debt	30,000	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable	24,855	(325,816)
(Increase) decrease in notes receivable—related party	(5,437)	(18,124)
(Increase) decrease in other assets	169	639
Increase (decrease) in accounts payable	(54,619)	(44,410)
Increase (decrease) in other liabilities	(97,673)	(134,315)
Increase (decrease) in discontinued operation, net liabilities	(25,180)	(74,296)

Net Cash Used in Operating Activities	(494,843)	(639,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Receipt of cash distributions on investment	46,871	—
Purchase of property and equipment	—	(2,410)

Net Cash Used in Investing Activities	46,871	(2,410)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term borrowings	195,000	384,750
Payment on long-term borrowings	(4,167)	—
Receipt of subscription receivable	210,568	10,000
Stock issued for cash	46,327	244,499

Net Cash Provided by Financing Activities	447,728	639,249

NET DECREASE IN CASH	(244)	(2,513)
CASH, BEGINNING OF PERIOD	764	2,513

CASH, END OF PERIOD	$520	$—

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
June 30, 2002 and 2001
(Unaudited)

	For the Six Months Ended June 30,
	2002	2001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$—	$156
Income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued in conversion of debentures and interest	$143,581	$246,866

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001

NOTE 1—BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2—GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $14,800,000 as of June 30, 2002. The Company also has certain debts that are in default at June 30, 2002. The Company’s stockholders’ deficit at June 30, 2002 was $2,434,816, and its current liabilities exceeded its current assets by $2,738,083.

These factors create uncertainty about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) converting promissory notes into common stock and (3) entering into acquisition agreements with profitable entities with significant operations. In addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3—MATERIAL EVENTS

In March 2002, the shareholders of the Company approved changing the name of the Company to Broadleaf Capital Partners, Inc. and changing the state of domicile from Colorado to Nevada. In addition, the shareholders approved a reverse stock split of 100 to 1.

During the period ended June 30, 2002, the Company issued 3,115,903 shares of common stock to convert debt at conversion rates of $0.03 to $0.25 per share in accordance with provisions of convertible debenture agreements During the same period, the Company issued 1,210,124 shares of common stock for cash and subscriptions receivable at prices of $0.03 to $0.20 per share.

Subsequent to June 30, 2002, the Company issued 1,533,333 shares of common stock for cash and to convert debt.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001

Item 2.     Management Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward looking statements.

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

ANALYSIS OF FINANCIAL CONDITION

The second quarter of 2002 marked the continuance of assessing and consolidating the Company’s previous investments and operations.

Results of Operations—Three months ended June 30, 2002, compared to the three months ended June 30, 2001.

Revenues.    Revenues for the three months ended June 30, 2002 decreased by $220,166 or 99% to $1,267 from $221,433 for the three months ended June 30, 2001. This decrease was due to the return of assets being allocated to the balance sheet rather than the income statement.

Expenses.    Expenses for the three months ended June 30, 2002 decreased by $71,857 or 35% to $133,446 from $205,303 for the three months ended June 30, 2001. General and administrative expenses for the three months ended June 30, 2002 increased by $3,662 or 3% to $124,805 from $121,143.

Results of Operations—Six months ended June 30, 2002, compared to the six months ended June 30, 2001.

Revenues.    Revenues for the six months ended June 30, 2002 decreased by $215,201 or 98% to $6,232 from $221,433 for the six months ended June 30, 2001. This decrease was due to the return of assets being allocated to the balance sheet rather than the income statement.

Expenses.    Total expenses for the six months ended June 30, 2002, decreased by $248,889 or 45% to $303,499 from $552,388 for the six months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002, decreased by $31,763 or 10% to $286,219 from $317,982 for the six months ended June 30, 2001. This decrease resulted from reduced administrative and operating costs.

Changes in Financial Condition, Liquidity and Capital Resource.

For the six months ended June 30, 2002, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of June 30, 2002, the Company had cash of $520.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADLEAF CAPITAL PARTNERS, INC.

/s/ ROBERT A. BRANER
Robert A. Braner Interim President

Date: August 19, 2002

/s/ LISA L. MARTINEZ
Lisa L. Martinez Corporate Secretary

Date: August 19, 2002

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Robert A. Braner, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Broadleaf Capital Partners, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

/s/    ROBERT A. BRANER