Form 10QSB
period 2002-09-30
BROADLEAF CAPITAL PARTNERS  INC
filed 2002-11-20
CIK 748268

Securities and Exchange Commission
                      Washington, DC 20549
         -------------------------------------------------

                            FORM 10-Q




  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission File No. 2-91651-D


                     Broadleaf Capital Partners, Inc.
                   -------------------------------------

            Nevada                          87-0410039
      ----------------            -----------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)               Number)

                     2531 San Jacinto Street
                      San Jacinto, CA 92583
                -----------------------------------
      (Address and zip code of principal executive offices)

                         (909) 652-3885
                    --------------------------
      (Registrant's telephone number, including area code)

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

         Common Stock             16,513,263 Shares Outstanding
       $0.001 par value              as of September 30, 2002




PAGE-1-











            Item 1. Unaudited Financial Statements



            BROADLEAF CAPITAL PARTNERS, INC.
                     AND SUBSIDIARIES

	    CONSOLIDATED FINANCIAL STATEMENTS

	 September 30, 2002 and December 31, 2001


















PAGE-2-




          BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
           September 30, 2002 and December 31, 2001



                     ASSETS
                   -----------
                               September 30,           December 31,
                                   2002                    2001
CURRENT ASSETS                  (Unaudited)
                              -----------------    -------------------
Cash                              $   877               $       764
Accounts receivable, net                -                    24,855
Notes receivable, net               5,427                         -
                              -----------------    -------------------
Total Current Assets                6,304                    25,619
                              -----------------    -------------------
FIXED ASSETS, NET                  72,464                    98,384
                              -----------------    -------------------
OTHER ASSETS

Investments in limited
partnerships                      965,455                 1,038,856

Other assets                          890                     1,059
                              -----------------    -------------------
Total Other Assets                966,345                 1,039,915
                              -----------------    -------------------
TOTAL ASSETS                  $ 1,045,113              $  1,163,918
                              =================    ===================












         The accompanying notes are an integral part of these consolidated financial statements.




PAGE-3-




            BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets (Continued)
                September 30, 2002 and December 31, 2001



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ---------------------------------------------------

                                                 September 30,   December 31,
                                                    2002            2001
                                               ---------------  --------------
                                                 (Unaudited)
CURRENT LIABILITIES

Accounts payable                               $     469,509    $   499,195
Accounts payable - officers and directors                  -        225,760
Accrued expenses                                     232,212        181,789
Accrued interest                                     254,311        176,638
Judgments payable                                  1,041,784      2,083,300
Notes payable - current portion                      791,694        862,166
                                               ---------------  --------------
Total Current Liabilities                          2,789,510      4,028,848
                                               ---------------  --------------
LONG-TERM DEBT

Notes payable - long term                            500,000        500,000
                                               ---------------  --------------
NET LIABILITIES IN EXCESS OF THE ASSETS OF
DISCONTINUED OPERATIONS                              272,397        295,892
                                               ---------------  --------------
Total Liabilities                                  3,561,907      4,824,740
                                               ---------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 10,000,000 shares authorized at
$0.01 par value; 515,300 shares issued and
outstanding                                            5,153          5,153
Common stock: 250,000,000 shares authorized at
$0.001 par value; 16,513,263 and 2,303,507shares
issued and outstanding, respectively                  16,514          2,304
Additional paid-in capital                        12,641,332     12,302,987
Subscriptions receivable                            (157,769)      (347,337)
Accumulated deficit                              (15,022,024)   (15,623,929)
                                               ---------------  --------------
Total Stockholders' Equity (Deficit)              (2,516,794)    (3,660,822)
                                               ---------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                      $   1,045,113   $  1,163,918
                                               ===============  ==============




         The accompanying notes are an integral part of these consolidated financial statements.




PAGE-4-




           BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Schedule of Investments
            September 30, 2002 and December 31, 2001


                         September 30, 2002
                         ------------------
                            (Unaudited)

                                        Number of
                     Description of    Shares Owned                Fair
Company                 Business          (or %)        Cost       Value
----------------   -----------------  -------------  ----------  ----------
Canyon Shadows        Real estate          10%      $ 1,131,961  $ 965,455 (e)

IPO/Emerging Growth
Company, LLC           Start-up            33%          100,000        -0- (f)

San Diego Soccer
Development         Dormant company     1,551,001       715,905        -0- (f)

Other                                       8,000        15,962        -0- (f)

Bio-Friendly
Corporation            Start-up           437,500       180,000        -0- (f)

Las Vegas Soccer
  Development          Start-up         1,020,000        20,000        -0- (f)
                                                     ----------  ----------
         Total                                      $ 2,163,828  $ 965,455
                                                     ==========  ==========

                          December 31, 2001
                          -----------------


Canyon Shadows       Real estate           10%      $ 1,131,961 $ 1,038,856(e)

IPO/Emerging Growth
Company, LLC          Start-up             33%          100,000        -0- (a)

San Diego Soccer
Development        Soccer franchise     1,551,001       715,905        -0- (c)

Other                                       8,000        15,962        -0- (f)

Bio-Friendly
Corporation           Start-up            437,500       180,000        -0- (d)

Las Vegas Soccer
Development           Start-up          1,020,000        20,000        -0- (d)
                                                     ----------  ----------
         Total                                      $ 2,163,828  $ 1,038,856
                                                     ==========  ==========

Note - All of the above investments are considered non-income producing securities.




         The accompanying notes are an integral part of these consolidated financial statements.




PAGE-5-





             BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                  Schedule of Investments (Continued)
                September 30, 2002 and December 31, 2001



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

f) At December 31, 2001, the Company's board of directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero. The board maintains the same opinion at September 30, 2002.











         The accompanying notes are an integral part of these consolidated financial statements.









PAGE-6-




           BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations
                            (Unaudited)




                                  For the Nine             For the Three
                                  Months Ended             Months Ended
                                  September 30,            September 30,
                                 ------------------       ------------------
                                 2002          2001       2002          2001
                                 --------  --------       --------  --------
REVENUES

Investment banking income        $      -  $      -       $      -  $      -
Development income                      -    68,250              -    28,858
Interest income                         -    25,429              -         -
Realized gain on investments            -         -              -         -
Other income                        8,132     4,664          1,900     3,944
                                 --------  --------       --------  --------
Total Revenues                      8,132    98,343          1,900    32,802
                                 --------  --------       --------  --------
EXPENSES

General and administrative        491,689   412,694        211,470   276,169
Bad debt expense                    6,000   333,717          6,000   114,519
Depreciation and amortization      25,920    31,540          8,640    16,332
Loss on disposal of assets              -     8,114              -     8,114
                                 --------  --------       --------  --------
Total Expenses                    523,609   786,065        226,110   415,134
                                 --------  --------       --------  --------
INCOME (LOSS) FROM
OPERATIONS                       (515,477) (687,722)      (224,210) (382,332)
                                 --------  --------       --------  --------
OTHER INCOME (EXPENSE)

Interest income                         -         -              -         -
Interest expense                 (135,865)  (82,910)       (53,714)  (18,963)
Gain on forgiveness of debt     1,184,752         -              -         -
Realized gain (loss)
on investment                      45,000         -         45,000         -
Unrealized gain (loss)
on investment                           -  (392,897)             -         -
                                 --------  --------       --------  --------
Total Other Income (expense)    1,093,887  (475,807)       (8,714)  (18,963)

NET INCOME (LOSS) FROM
CONTINUING OPERATIONS             578,410 (1,163,529)    (232,924) (401,295)

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS            23,495    61,504        (1,685)  (18,021)
                                 --------  --------       --------  --------
NET INCOME (LOSS)                 601,905 (1,102,025)    (234,609) (419,316)
                                 --------  --------       --------  --------
OTHER COMPREHENSIVE GAIN

Gain on treasury stock                  -         -             -         -
                                 --------  --------       --------  --------
NET COMPREHENSIVE INCOME
(LOSS)                          $ 601,905 $(1,102,025) $ (234,609) $(419,316)
                                 ========  ========       ========  ========




         The accompanying notes are an integral part of these consolidated financial statements.




PAGE-7-




          BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                           (Unaudited)




                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                      ---------------------
                                                      2002            2001
                                                      ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations          $ 578,410   $(1,163,529)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization                            25,920        38,770
Bad debt expense                                              -       333,717
Loss on investment                                            -         8,114
Gain on forgiveness of debt                          (1,136,952)            -
	Unrealized loss on investments                        -       392,897
	Stock issued for services                        19,236             -
Discontinued operations:
Net income (loss)                                        (6,505)       61,504
Depreciation and amortization                                 -             -
Loss on disposal of assets                                    -
Gain on forgiveness of debt                              30,000             -
Changes in operating assets and liabilities:
(Increase) decrease in accounts and notes receivable     24,855       (67,858)
(Increase) decrease in notes receivable - related party  (5,427)            -
(Increase) decrease in prepaid expenses                       -         2,704
(Increase) decrease in other assets                         169          (653)
Increase (decrease) in accounts payable and accrued
 expenses                                              (129,842)      (20,841)
Increase (decrease) in judgments payable                 35,436      (190,000)
Increase (decrease) in discontinued operation,
 net liabilities                                        (23,495)      (60,046)
                                                      ---------   ------------
Net Cash Used in Operating Activities                  (588,195)     (665,221)
                                                      ---------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Receipt of cash distributions on investment              73,401             -
Purchase of property and equipment                            -        (2,410)
                                                      ---------   ------------
Net Cash Used in Investing Activities                    73,401        (2,410)
                                                      ---------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term borrowings                      195,000       412,500
Payment on long-term borrowings                         (10,417)            -
Receipt of subscription receivable                      202,368        10,000
Stock issued for cash                                   127,956       244,499
                                                      ---------   ------------
     Net Cash Provided by Financing Activities          514,907       666,999
                                                      ---------   ------------
NET DECREASE IN CASH                                        113          (632)

CASH, BEGINNING OF PERIOD                                   764         2,513
                                                      ---------   ------------
CASH, END OF PERIOD                                     $   877     $   1,881
                                                      ---------   ------------



         The accompanying notes are an integral part of these consolidated financial statements.





PAGE-8-




           BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Continued)
                 September 30, 2002 and 2001
                        (Unaudited)




                                        For the Nine Months Ended
                                             September 30,
                                        -------------------------
                                            2002        2001
                                        ----------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                       $      -     $    156
    Income taxes paid                   $      -     $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
	ACTIVITIES

Common stock issued in conversion
of debentures and interest              $ 195,055    $ 451,169




















         The accompanying notes are an integral part of these consolidated financial statements.




PAGE-9-




         BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements
                  September 30, 2002 and 2001


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $15,022,000 as of September 30, 2002. The Company also has certain debts that are in default at September 30, 2002. The Company's stockholders' deficit at September 30, 2002 was $2,516,794, and its current liabilities exceeded its current assets by $2,783,206.

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


NOTE 3 - MATERIAL EVENTS

In March 2002, the shareholders of the Company approved changing the name of the Company to Broadleaf Capital Partners, Inc. and changing the state of domicile from Colorado to Nevada.
In addition, the shareholders approved a reverse stock split of 100 to 1. All references to common stock have been retroactively restated.




PAGE-10-








ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


This Form 10-QSB contains forward looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward looking statements.


MANAGEMENT DISCUSSION
Broadleaf Capital Partners, Inc. (Company) is a venture capital fund and plans to continue as a Business Development Corporation
(BDC) under the 1940 Act. The Company makes direct investments in and provides management services to businesses that have at least a one-year operating history, the original founding management, with minimum annual revenues of $1.5 million, and operating in niche or under-served markets. The Company intends to expand on its investment strategy and portfolio through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures. The Company has in the past, and may again in the future, raise capital specifically for the purpose of maintaining operations and making an investment that the Company believes is attractive.


ANALYSIS OF FINANCIAL CONDITION
The third quarter of 2002 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Three months ended September 30, 2002, compared to the three months ended September 30, 2001.

Revenues. Revenues for the three months ended September 30, 2002 decreased by $30,902 or 94% to $1,900 from $32,802 for the three months ended September 30, 2001. This decrease was primarily due to the absence of development income.

Expenses. Expenses for the three months ended September 30, 2002 decreased by $188,724 or 46% to $226,110 from $415,134 for the three months ended September 30, 2001. General and administrative expenses for the three months ended September 30, 2002 decreased by $64,699 or 24% to $211,470 from $276,169. This decrease was primarily due to a reduction in operations.


Results of Operations - Nine months ended September 30, 2002, compared to the nine months ended September 30, 2001.

Revenues.  Revenues for the nine months ended September 30,  2002 decreased by $90,211 or 92% to $8,132 from $98,343 for the nine months ended September 30, 2001. This decrease was primarily due to the absence of development income and interest income.

Expenses. Total expenses for the nine months ended September 30, 2002, decreased by $262,456 or 34% to $523,609 from $786,065 for the  nine  months  ended September 30, 2001.  This  decrease  was primarily due to a reduction in bad debt expense. General and administrative expenses for the nine months ended September 30, 2002, increased by $78,995 or 16% to $491,689 from $412,694 for the nine months ended September 30, 2001.




PAGE-11-



Changes in Financial Condition, Liquidity and Capital Resource.

For the nine months ended September 30, 2002, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings.
As of September 30, 2002, the Company had cash of $877.























PAGE-12-








                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                   Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number


  99    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)





















PAGE-13-




                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BROADLEAF CAPITAL PARTNERS, INC.



November 19, 2002                  /s/ Robert A. Braner
------------------                -------------------------
Date                               Robert A. Braner
                                   Interim President




November 19, 2002                  /s/ Lisa L. Martinez
------------------                -----------------------
Date                               Lisa L. Martinez
                                   Corporate Secretary




                           CERTIFICATION

     I, Robert A. Braner, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of BROADLEAF CAPITAL PARTNERS, INC.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002

/s/ Robert A. Braner
   ---------------------
     President and CEO





PAGE-14-