Form 10KSB
period 2002-12-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2003-04-25
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NO. 2-91651-D

                        Broadleaf Capital Partners,Inc.


        NEVADA                                          87-0490034
(STATE OR OTHER JURISDICTION OF			   (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)		 	IDENTIFICATION NUMBER)


                2531 SAN JACINTO AVENUE   SAN JACINTO, CA 92583
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                (909) 652-3885
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO[ ].

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OR REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

THE NUMBER OF SHARES OF CLASS A COMMON STOCK OUTSTANDING AS OF DECEMBER 31, 2002 WAS 24,089,208.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE.


ITEM 1 - BUSINESS


Broadleaf Capital Partners, Inc., a Nevada corporation (the Company), incorporated February 1984, has continued with its restructuring and plans expansion through the ongoing development of its available operations, and other business opportunities. The Company is a publicly traded diversified investment holding company that makes direct investments in, and/or acquisitions of, private and undervalued public companies in a variety of different industries. In addition to the providing of management services, the Company may participate in the formation of, and invest in emerging or early-stage, small to medium size companies in various fields of business by arranging for and contributing capital. Potential ventures are evaluated based on the ability of the business to be viable and reach a significant milestone with the Company's initial investment, as well as possessing a potential to generate reasonable revenues through strong intellectual property rights and experienced management.


The Company continually seeks and evaluates investment opportunities that have the potential of earning reasonable returns. The Company has in the past, and may again in the future, raise capital specifically for the purpose of permitting it to make an investment that the company believes is attractive. The Company's current investment focus is centered around six (6) core content areas; real estate, transportation, branded sports and health, media and communications, finance and energy fuels.


The Company plans to invest in ventures with a operating history, is performing with the potential of a profit to the bottom line and, in some cases, has the need for identification and implementation of experienced management. Identifying and developing each new business opportunity may require the Company to dedicate certain amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success, and future profitability involves inherent risk and uncertainty.




ITEM 2 - INVESTMENT HISTORY


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


SAN DIEGO SOCCER DEVELOPMENT CORPORATION

The Company currently owns approximately 350,000 shares of San Diego Soccer Development Corporation (SDSDC). SDSDC has begun a restructuring and had recently changed its name to Soccer Development of America.


BIO-FRIENDLY CORPORATION

The Company invested $180,000 for 437,500 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company.


ITEM 3 - LEGAL PROCEEDINGS


Unresolved legal issues are:


City of San Jacinto - Involves the delinquency of payments of the property and Mello Roos taxes on 105 parcels of real property owned by PR Equities, where Peacock Financial Corporation is the General Partner. The properties were encumbered with taxes and the Company determined the properties were not a viable investment and the properties were foreclosed on for the tax liability.


Bank of Hemet - This case involved a loan to PR Equities, with Peacock Financial Corporation as the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. This case was settled for $100,000 to be paid over a period of eighteen months. In December 2001, the bank's position was purchased by the firm, Jaeger & Kodner, LLC, which settled in November 2002 for $280,000.


First Miracle Group - The Company received a legal judgment in the amount of $100,000 in relation to Dotcom Ventures, LLC. Negotiations are ongoing to settle for a lesser amount.


Steven Slagter - The case involved an action brought against PR Equities, with Peacock Financial Corporation as the General Partner. It involved the collection of approximately $900,000 on a promissory note. There was a summary judgment for nearly $1.35 million. The Company is currently in settlement negotiations.

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


In June 2001, the Company instituted legal proceedings against former members of the management of Peacock Financial Corporation and the former management of Dotcom Ventures, LLC. The case is currently pending and a trial date has not been set. One of these former members has received a legal judgment against the Company totaling $20,110.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


Common Stock of the Company is traded in the over-the-counter market, and quoted on the Electronic Bulletin Board. During the fiscal year ending December 31, 2002, the Company's common stock traded between $.007 and $.55 per share. The Company has not yet adopted any policy regarding payment of dividends.

              		    2002 	    2001      	    2000
			------------	------------	-------------
Quarter Ended		Low 	High	Low  	High	Low 	High
			----	----	----	----	----	----
March 31     		$.06	$.55	$.015	$.06	$.57   $1.96
June 30      		.04 	.25 	.01  	.035	.31 	 .95
September 30 		.01 	.055	.005 	.02 	.17 	 .34
December 31  		.007	.019	.001 	.006	.02 	 .19



At December 31, 2002, there were over 6,000 holders of record of the Company's stock.







  ITEM 6 - SELECTED FINANCIAL DATA



Statement of Operations Data            2002          2001         2000          1999        1998

Total Revenues                            $10,226       $15,125      $764,814    $704,556     $609,811
Operating Expenses                        962,030     3,060,384     4,403,483   1,149,144    1,717,939
                                    -------------  ------------  ------------ ----------- ------------
Income/(Loss) from Operations           (951,804)   (3,045,259)   (3,638,669)   (444,588)  (1,108,128)
                                    -------------  ------------  ------------ ----------- ------------
Other Income and Expenses                 314,735     (579,485)   (2,824,945)   (248,149)    (425,308)
                                    -------------  ------------  ------------ ----------- ------------
Net Income (Loss)                      $(652,990)  $(3,655,086)  $(8,616,328)  $(692,737) $(1,533,436)
                                    -------------  ------------  ------------ ----------- ------------
Weighted Average Shares                17,657,498     1,313,955       506,551     305,038      199,502
                                    -------------  ------------  ------------ ----------- ------------
Earnings (Loss) Per Share                 ($0.04)       ($2.78)      ($17.01)     ($2.27)      ($7.69)
                                    -------------  ------------  ------------ ----------- ------------
Balance Sheet Data

Cash                                         $749          $764        $2,513    $190,581     $(4,509)
Total Other Net Assets                    958,703     1,163,154     1,945,693   3,388,761    3,360,591
                                    -------------  ------------  ------------ ----------- ------------
Total Assets                             $959,452    $1,163,918    $1,948,206  $3,579,342   $3,356,082
                                    -------------  ------------  ------------ ----------- ------------
Current Liabilities                    $3,600,891    $4,028,848    $1,910,015    $982,542   $1,329,717
Long Term Debt                            500,000       500,000       523,175     500,000      864,501
Total Other Net Liabilities               311,813       295,892       305,055           0            0
Total Stockholders Equity (Deficit)  $(3,453,252)  $(3,660,822)    $(790,039)  $2,096,799   $1,161,864
                                    -------------  ------------  ------------ ----------- ------------
Total Liabilities & Equity (Deficit)     $959,452    $1,163,918    $1,948,206  $3,579,342   $3,356,082
                                    -------------  ------------  ------------ ----------- ------------




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Fiscal year 2002 was the Company's fourth year in operation as a Business Development Corporation under the Investment Act of 1940.


Management believes that the key to a successful Business Development Corporation is the ability to produce ongoing revenues and profits from its investments and services, through the employment of a strong well-seasoned management team, clearly focused on select niche markets; and by developing an extensive referral network; while maintaining a conservative underwriting and due diligence structure.





RESULTS OF OPERATIONS


Revenues totaled $10,226 for the fiscal year ending December 31, 2002. For the year ending December 31, 2001, revenues were $15,125. The decrease resulted from a drop in distributions from the Canyon Shadows partnership.


General and administrative expenses for the year ended December 31, 2002 were $927,470, as compared to $2,519,661 for the year ended December 31, 2001. The decrease was due to reduced administrative and operating costs.


Depreciation and amortization expenses was $34,560 for the year ended December 31, 2002 as compared to $40,182 for the year ended December 31, 2001.


Interest expense was $353,069 for the year ended December 31, 2002 as compared to $167,934 for the year ended December 31, 2001. The difference was primarily due to the accrued interest associated with outstanding convertible debentures and imputed interest on judgment payables.


Loss on disposition of assets was $43,803 for year ended December 31, 2002 as compared to $43,324 for year ended December 31, 2001.

Total operating loss was $652,990 for the year ending December 31, 2002 as compared to $3,655,086 for the year ended December 31, 2001. This difference reflects the write-off of certain of the Company's investments in 2001.

Comparison to years 2001 and 2000:

Total operating loss was $8,616,328 for the year ending December 31, 2000 as compared to $3,655,086 for the year ended December 31, 2001. This decrease reflects the write off of certain of the Company's investments, particularly the soccer franchises in 2000, and lower level of operations in 2001.

We believe that inflation will not have any adversarial affect on the operations of the Company.

We believe that inflation will not have any adversarial affect on the operations of the Company.

Changes in Financial Condition, Liquidity and Capital Resource:

For the twelve months ended December 31, 2002, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. The Company currently has no lines of credit available and is operating in a negative cash flow. Future operations will depend on attracting additional investments into the Company, which are essential to the Company's future.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


See index to financial statements included herein.



ITEM 9 - CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None





ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTION AND CONTROL PERSONS,


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Name                         Age      Position                Period of Service

Robert A. Braner        	63   Interim President and           Since 2000
                                     Chairman of the Board

Donald Johnson         		66   Interim CFO and Director        Since 2001

Lisa Martinez              	43   Accounting Administrator        Since 1997
                                     and Corporate Secretary

All directors hold office until the next annual shareholders meeting or until their death, resignation, and retirement or until their successors have been elected and qualified.


Mr. Robert A. Braner, 63, is serving as Interim President. He brings with him more than thirty years experience in providing leadership to progressively minded growth companies and internationally known organizations. Mr. Braner combines diverse financial, management and creative leadership with solid and diversified, extensive international experience in the cross-cultural business process. He was the former President and Chief Operating Officer of Automobili Lamborghini USA, Inc.

Mr. Donald Johnson, 66 is serving as Interim CFO. Mr. Johnson brings years experience as CFO for both public and private Companies'. Mr Johnson brings vast management experience, education, and financial expertise to the Company. Mr Johnson's prior experience in managing turn around and tight cash flow Companies' make him uniquely qualified to assist the Company with its turnaround strategy.

Ms. Lisa Martinez, 43, is Corporate Secretary and the Accounting Administrator of Broadleaf Capital Partners. She has over 20 years of accounting experience and has the managerial duties to handle the multitude of public and privates business entities for Broadleaf through effective and organizational administrative skills.


The Securities Exchange Act of 1934 requires all executive officers and directors to report any changes in ownership of common stock of the Company to the Securities and Exchange Commission and the Company.


ITEM 11 - EXECUTIVE COMPENSATION


The following table shows the amount of compensation earned for services in all capacities to the Company for the last fiscal year for the executive officers at December 31, 2002.

Names and Position                              Year       Salary      Paid

Robert Braner, President and
Chief Executive Officer and Director		2002     $250,000    $129,892

Donald Johnson,  CFO & Director  		2002     $   -0-     $   -0-

Lisa L. Martinez, Corporate Secretary		2000     $ 60,000    $ 57,500




ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


At the close of business on December 31, 2002, the Company had 24,089,208 shares outstanding.


The shares held by each of the members of management is as follows:


Robert Braner		800,000 shares


Donald Johnson		160,664 shares


Lisa Martinez		185,124 shares



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None

ITEM 14 - CONTROLS AND PROCEDURES

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



ITEM 15 - EXHIBITS AND REPORTS ON FORM 8-K


Audited Financial Statements and Notes thereto are filed as part of this report. On February 8, 1996, the Company filed Form 8-K containing its merger.








                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

                                   CONTENTS


Independent Auditors'
Report.............................................3

Consolidated Balance
Sheets.............................................4

Consolidated Schedules of
Investments........................................6

Consolidated Statements of
Operations.........................................8

Consolidated Statements of Stockholders' Equity
(Deficit).........................................10

Consolidated Statements of Cash
Flows.............................................14

Notes to the Consolidated Financial
Statements........................................16

                         INDEPENDENT AUDITORS' REPORT


Broadleaf Capital Partners, Inc. and Subsidiaries
Board of Directors
San Jacinto, California

We have audited the accompanying consolidated balance sheets of Broadleaf Capital Partners, Inc. and Subsidiaries as of December 31, 2002 and 2001, including the consolidated schedules of investments as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As explained in Notes 4 and 6, "investments" and "other investments" consist of loans to and investments in small businesses and limited partnerships totaling $937,424 (97% of total assets) and $1,038,856 (89% of total assets) as of December 31, 2002 and 2001, respectively. The values of these investments have been estimated by the Board of Directors in the absence of readily ascertainable market values. However, because of the inherent uncertainty of valuation, the Board of Directors' estimate of values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadleaf Capital Partners, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2002

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets


                                                           December 31,
                                                          2002         2001
                                                       -------      -------
CURRENT ASSETS

   Cash                                                   $749         $764
   Accounts receivable, net (Note 3)                         -       24,855
   Prepaid expenses                                        367		  -
                                                       -------      -------
     Total Current Assets                                1,116       25,619
                                                       -------      -------
FIXED ASSETS, NET (Notes 3 and 5)                       20,022       98,384
                                                       -------      -------
OTHER ASSETS

   Investments in limited partnerships (Note 4)        937,424    1,038,856
   Other investments (cost - $1,031,867) (Note 6)  	     -           -
   Other assets                                            890        1,059
                                                       -------      -------
     Total Other Assets                                938,314    1,039,915
                                                       -------      -------
                                                      $959,452   $1,163,918
                                                       =======      =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                            December 31,
                                                          2002         2001

CURRENT LIABILITIES

   Accounts payable                                   $505,425     $499,195
   Accrued expenses - officers and directors           120,893       225760
   Accrued expenses                                    272,828      181,789
   Accrued interest                                    275,999       176638
   Judgments payable (Note 10)                       1,574,802      2083300
   Notes payable - current portion (Note 7)            850,944       862166
                                                       -------      -------
   Total Current Liabilities                         3,600,891    4,028,848
                                                       -------      -------
LONG-TERM DEBT

   Notes payable - long term (Note 7)                  500,000      500,000
                                                       -------      -------
NET LIABILITIES IN EXCESS OF THE ASSETS OF
                                                       311,813      295,892
                                                       -------      -------
   Total Liabilities                                 4,412,704    4,824,740
                                                       -------      -------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 10,000,000 shares
     authorized at $0.01 par value;
     515,300 shares issued and outstanding               5,153        5,153
   Common stock: 250,000,000 shares
     authorized at $0.001 par value;
     24,089,208 and 2,303,508 shares
     issued and outstanding, respectively               24,090        2,304
   Additional paid-in capital                       12,794,424   12,302,987
   Subscriptions receivable                                  -    (347,337)
   Accumulated deficit                            (16,276,919) (15,623,929)
                                                       -------      -------
     Total Stockholders' Equity (Deficit)          (3,453,252)  (3,660,822)
                                                       -------      -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                       $959,452   $1,163,918
                                                       =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                       5





              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                           Schedule of Investments




          December 31, 2002

                                     Number of
                   Description of   Shares Owned              Fair
Company            Business            (or %)     Cost       Value

Canyon Shadows     Real estate        	10%    $1,131,961   $937,424 (e)

IPO/Emerging Growth
 Company, LLC      Start-up             33%       100,000      -     (e)

San Diego Soccer
 Development       Dormant company     350,000    164,658      -     (e)

Solutions Media    Other               800,000     15,962      -

Bio-Friendly
                   Start-up            437,500    180,000      -     (e)

Las Vegas Soccer
 Development       Start-up          1,020,000     20,000      -     (e)
                                    		  -------    -------
                                   	       $1,612,581   $937,424
                                       		  -------    -------

          December 31, 2001

Canyon Shadows     Real estate        	10%    $1,131,961 $1,038,856 (d)

IPO/Emerging Growth
  Company, LLC     Start-up           	33%       100,000	-    (a)

San Diego Soccer   Soccer
  Development      Franchise         1,551,001    715,905	-    (c)

Solutions Media    Other               800,000     15,962	-    (b)

Bio-Friendly
  Corporation      Start-up            437,500    180,000	-    (d)

Las Vegas Soccer
  Development      Start-up          1,020,000     20,000	-    (d)
                                   		  -------    -------
                                	       $2,163,828 $1,038,856
                                		  -------    -------


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Schedule of Investments (Continued)


All of the above investments are considered non-income producing securities.

The aggregate gross unrealized depreciation for 2002 and 2001 are $675,157 and $1,124,972, respectively.

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

(e) At December 31, 2002, the Company's Board of Directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero.


				7



            BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations





                                 		    For the Year Ended
                                   			December 31,
                                                2002        2001        2000

INVESTMENT REVENUE

   Management consulting fees                     $-          $-    $525,000
   Property management and
    administrative income                          -           -      12,525
   Website development                             -           -     104,900
   Other income                               10,226      15,125     122,389
                                             -------     -------     -------
     Total Revenues                           10,226      15,125     764,814
                                             -------     -------     -------
EXPENSES

   General and administrative                927,470   2,519,661   2,827,709
   Bad debt expense                                -     500,541   1,536,998
   Depreciation and amortization              34,560      40,182      38,776
                                             -------     -------     -------
     Total Expenses                          962,030   3,060,384   4,403,483
                                             -------     -------     -------
NET INVESTMENT LOSS                        (951,804) (3,045,259) (3,638,669)
                                             -------     -------     -------
OTHER INCOME (EXPENSE)

   Gain on forgiveness of debt               659,166           -           -
   Interest income                                 -      26,062      11,969
   Interest expense                        (353,069)   (167,934)   (918,756)
   Realized gain on investments               52,441           -     512,150
   Unrealized loss on investments                  -   (394,289)   (621,108)
   Loss on disposition of assets            (43,803)    (43,324) (1,809,200)
                                             -------     -------     -------
   Total Other Income (Expense)              314,735   (579,485) (2,824,945)
                                             -------     -------     -------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES AND
                                           (637,069) (3,624,744) (6,463,614)

Income taxes (Note 2)                              -           -           -
                                             -------     -------     -------
LOSS FROM CONTINUING OPERATIONS            (637,069) (3,624,744) (6,463,614)
                                             -------     -------     -------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX EFFECT
 (Note 15)                                  (15,921)    (30,342) (2,152,714)
                                             -------     -------     -------
NET LOSS                                   (652,990) (3,655,086) (8,616,328)
                                             -------     -------     -------
OTHER COMPREHENSIVE LOSS

   Loss on treasury stock                          -           -   (274,287)
   Dividends                                (71,982)    (22,479)    (22,812)
                                             -------     -------     -------
NET COMPREHENSIVE LOSS                   $(724,972) $(3,677,565) $(8,913,427)
                                             =======     =======     =======

				8



              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
              Consolidated Statements of Operations (Continued)



                          		     For the Year Ended
                          			December 31,
                                        2002       2001      2000

BASIC LOSS PER SHARE

   Continuing operations             $(0.04)    $(2.76)  $(12.76)
   Discontinued operations            (0.00)     (0.02)    (4.25)

   Basic Loss Per Share              $(0.04)    $(2.78)  $(17.01)
				     =======	=======	 ========
WEIGHTED AVERAGE NUMBER OF
                                  17,657,498  1,313,955   505,551
				  ==========  =========  ========


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit)
                          December 31, 2002 and 2001






                                                                          Additional
                                    Preferred Stock      Common Stock       Paid-in  Subscriptions Accumulated
                                     Shares  Amount     Shares   Amount     Capital    Receivable     Deficit
                                    ------- -------     ------- -------     -------     -------      -------
Balance,
 December 31, 1999                  670,300   6,703     378,106    $378  $5,495,001   $(327,055)  (3,078,228)

Common stock issued
 for cash and subscription
 receivable                               -       -     223,308     223   4,617,973    (158,001)            -

Common stock issued
 for services                             -       -      12,820      13     248,387            -            -

Common stock issued on
 conversion of debentures                 -       -     145,772     146     619,145            -            -

Common stock issued
 for investments                          -       -       8,000       8     169,992            -            -

Common stock issued in
 lieu of interest                         -       -          62       -       6,208            -            -

Common stock issued in
 conversion of preferred
 stock                            (125,000) (1,250)       1,250       1       1,249            -            -

Accrued dividends                         -       -           -       -    (22,812)            -            -

Stock offering costs                      -       -           -       -   (202,325)            -            -

Cash received on
 subscriptions receivable                 -       -           -       -           -      199,000            -

Additional interest
 recorded on convertible
 debentures                               -       -           -       -     534,000            -            -
                                    ------- -------     ------- -------     -------      -------      -------
Balance Forward                     545,300  $5,453     769,318    $769 $11,466,818   $(286,056) $(3,078,228)
                                    ------- -------     ------- -------     -------      -------      -------


                                                                          Additional
                                    Preferred Stock      Common Stock       Paid-in  Subscriptions Accumulated
                                     Shares  Amount     Shares   Amount     Capital    Receivable     Deficit
                                    ------- -------     ------- -------     -------     -------      -------
Balance Forward                     545,300  $5,453     769,318    $769 $11,466,818   $(286,056) $(3,078,228)

Unrealized loss on
 treasury stock                           -       -           -       -           -            -     (69,222)

Realized loss on
 treasury stock                           -       -           -       -           -            -    (205,065)

Net loss for the year
 ended December 31, 2000                  -       -           -       -           -            -  (8,616,328)
                                    ------- -------     ------- -------     -------      -------      -------
Balance,
December 31, 2000                   545,300  $5,453     769,318    $769 $11,466,818   $(286,056) $(3,078,228)

Debentures converted
 to common stock                          -       -   1,005,298   1,005     512,907      (4,000)            -

Common shares issued
 for cash                                 -       -     321,767     322     260,912            -            -

Common shares issued
 for subscriptions
 receivable                               -       -     210,750     211      84,526     (84,737)            -

Cash received on
 subscriptions receivable                 -       -           -       -           -       27,455            -

Preferred shares cancelled         (20,000)   (200)           -       -         200            -            -

Preferred shares converted
 to common shares on
 1-for-1 basis                     (10,000)   (100)         100       1          99            -            -

Common shares cancelled                   -       -     (3,725)     (4)           4            -            -
                                    ------- -------     ------- -------     -------      -------      -------
Balance Forward                     515,300  $5,153   2,303,508  $2,304 $12,325,466   $(347,338) $(11,968,843)
                                    ------- -------     ------- -------     -------      -------      -------



                                                                          Additional
                                    Preferred Stock      Common Stock       Paid-in  Subscriptions Accumulated
                                     Shares  Amount     Shares   Amount     Capital    Receivable     Deficit
                                    ------- -------     ------- -------     -------     -------      -------
Balance Forward                     515,300  $5,153   2,303,508  $2,304 $12,325,466   $(347,338) $(11,968,843)

Dividends accrued on
 preferred shares                         -       -           -       -    (22,479)           -            -

Net loss for the year
 ended December 31, 2001                  -       -           -       -           -           -  (3,655,086)
                                    ------- -------     ------- -------     -------     -------      -------
Balance
 December 31, 2001                  515,300  $5,153   2,303,508  $2,304 $12,302,987   $(347,338) $(15,623,929)

Cash received on
 subscription receivable                  -       -           -       -           -      10,068            -

Common stock issued for
 cash and subscription
 receivable                               -       -  11,169,091  11,169     134,989    (21,000)            -

Reduction of debt for
 stock subscription                       -       -           -       -           -     200,500            -

Common stock issued for
 services                                 -       -   1,979,669   1,980      19,756           -            -

Common stock issued on
 conversion of debt                       -       -   8,636,945   8,637     224,746           -            -

Accrued dividends                         -       -           -       -    (76,197)           -            -

Beneficial conversion
 accrual on debentures                    -       -           -       -     175,000           -            -
                                    ------- -------     ------- -------     -------     -------      -------
Balance Forward                     515,300  $5,153  24,089,213 $24,090 $12,781,281   $(157,770) $(15,623,929)
                                    ------- -------     ------- -------     -------     -------      -------


                                                                          Additional
                                    Preferred Stock      Common Stock       Paid-in  Subscriptions Accumulated
                                     Shares  Amount     Shares   Amount     Capital    Receivable     Deficit
                                    ------- -------     ------- -------     -------     -------      -------
Balance Forward                     515,300  $5,153  24,089,213 $24,090 $12,781,281   $(157,770) $(15,623,929)

Fair market value of
 warrants                                 -       -           -       -      13,143           -            -

Allowance for
 uncollectible subscriptions              -       -           -       -           -     157,770            -

Net loss for the year ended
 December 31, 2002                        -       -           -       -           -           -     (652,990)
                                    ------- -------     ------- -------     -------     -------      -------
Balance,
 December 31, 2002                  515,300  $5,153  24,089,208 $24,090 $12,794,424           -  $(16,276,919)
                                    ------- -------     ------- -------     -------     -------      -------





					13



              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                          December 31, 2002 and 2001




                                                             		    For the Year Ended
                                                             			December 31,
                                                                        2002           2001         2000
                                                                       -------        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss from continuing operations                               $(637,069) $(3,624,744) $(6,463,614)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                       34,560       40,182       38,776
     Allowance for uncollectible subscription receivable                157,769            -            -
     Beneficial conversion costs                                        175,000            -            -
     Warrants issued below market                                        13,143            -            -
     Bad debt expense                                                         -      500,541    1,536,998
     Loss on disposal of assets                                          43,802       43,324    1,809,200
     Loss on investments, net                                                 -      394,289      108,958
     Judgment-related expenses (gains)                                (508,498)    2,083,300            -
     Additional interest on convertible debentures                            -            -      534,000
     Common stock issued for services                                    21,736            -      248,400
   Discontinued operations:
     Net loss                                                          (15,921)     (30,342)  (2,152,714)
     Depreciation and amortization                                            -        9,640        6,683
     Bad debts                                                                -            -        9,987
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes receivable                24,855        2,145       19,828
     (Increase) decrease in notes receivable - related party                  -            -    (185,476)
     (Increase) decrease in other assets                                  (198)        5,146         (62)
     Increase (decrease) in accounts payable                              6,230       25,698      314,224
     Increase (decrease) in other liabilities                           214,414      256,976      671,006
     Increase (decrease) in discontinued operation reserve               15,921      (9,163)      288,385
                                                                        -------      -------      -------
       Net Cash Used in Operating Activities                          (454,256)    (303,008)  (3,215,421)
                                                                        -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from investments                                         101,432            -            -
Purchase of licensing rights                                                  -            -    (150,000)
   Purchase of investments                                                    -            -    (181,543)
   Notes receivable - advances                                                -    (399,930)  (1,189,611)
   Notes receivable - received                                                -            -       30,343
   Purchase of property and equipment                                         -            -    (193,149)
                                                                        -------      -------      -------
       Net Cash Used in Investing Activities                            101,432    (399,930)  (1,683,960)
                                                                        -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of notes payable                                          (10,417)            -    (306,590)
   Proceeds from long-term borrowings                                   228,000      412,500      843,500
   Repurchase of stock                                                        -            -    (282,467)
   Stock offering costs                                                       -            -    (202,325)
   Receipt of subscription receivable                                    10,068       27,455      199,000
   Stock issued for cash                                                125,158      261,234    4,460,195
                                                                        -------      -------      -------
     Net Cash Provided by Financing Activities                         $352,809     $701,189   $4,711,313
                                                                        -------      -------      -------

NET DECREASE IN CASH                                                      $(15)     $(1,749)   $(188,068)
CASH, BEGINNING OF YEAR                                                     764        2,513      190,581
                                                                        -------      -------      -------
CASH, END OF YEAR                                                          $749         $764       $2,513
                                                                        -------      -------      -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                                                      $      -     $    472     $357,123
    Income taxes paid                                                  $      -     $      -     $      -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
   ACTIVITIES

   Common stock issued in conversion
    of debentures and interest                                         $233,383     $509,912     $625,499
   Common stock issued for services                                    $ 21,736     $      -     $248,400
   Common stock issued for investments                                 $      -     $      -     $170,000
   Purchase of fixed assets through issuance of notes payable          $      -     $      -     $ 31,195







              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2002 and 2001

NOTE 1 -COMPANY BACKGROUND

        The consolidated financial statements include those of Broadleaf Capital Partners, Inc., a Nevada company, (Broadleaf), and its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (PREDC), Peacock International Corporation (PIC), DotCom Ventures, LLC (DotCom), Peacock Sports, Inc. (PSI), Broadleaf Asset Management (BAM), Broadleaf Financial Services (BFS), and Brand Asset Management (Brand). The consolidated financial statements also include its majority-owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (70%), Orange County Soccer Development Corporation (Orange) (70%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNetPartners, Inc. (iNet) (51%). Collectively, they are referred to herein as "the Company".

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

NOTE 2 - GOING CONCERN

        As reported in the consolidated financial statements, the Company has an accumulated deficit of $16,276,919 and $15,623,929 as of December 31, 2002 and 2001, respectively. The Company incurred losses of $652,990 and $3,655,086 for the years ended December 31, 2002 and 2001, respectively. The Company also has certain debts that are in default at December 31, 2002. The Company's stockholders' deficit at December 31, 2002 and 2001 was $3,453,252 and $3,660,822, respectively, and its current liabilities exceeded its current assets by $3,599,775 and $4,003,229, respectively.

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

                            Description     Estimated Useful Life

                     Furniture and fixtures	5 to 7 years
                     Computers and software     5 years
                     Automobiles            	5 years

        c. Basic and Diluted Loss Per Share

                                         2002          2001

        Loss (numerator)            $  (652,990)  $(3,655,086)
        Shares (denominator)         17,657,498     1,313,955

        Per share amount            $     (0.04)  $     (2.78)

        The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of convertible debt and preferred shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

        d. Change in Accounting Principles

        In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our consolidated financial statements.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

        In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

        e. Principles of Consolidation

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

        f. Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        g. Provision for Taxes

        Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:
						      December 31
						     -------------
                                                   2002          2001
						-----------  -----------
        Deferred tax assets:
            NOL Carryover                      $ 6,316,700   $4,610,850

        Deferred tax liabilities:
            Related Party                         (331,100)           -

        Valuation allowance                     (5,985,600)  (4,610,850)
						-----------  -----------
        Net deferred tax asset                 $         -   $        -
						===========  ===========

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:
						      December 31
						     -------------
                                                   2002          2001
						-----------  -----------

        Book loss                              $   225,625   $1,334,853
        Stock for services/options expense          (8,480)           -
        Other                                       18,295     (395,774)
        Judgments                                  (18,190)    (747,282)
        Related Parties                              8,650     (129,107)
        Valuation allowance                       (225,900)     (62,690)
						-----------  -----------
                                               $         -   $        -
						===========  ===========

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $16,202,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

        Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

        h. Advertising

        The Company follows the policy of charging the costs of advertising to expense as incurred.

        i. Revenue Recognition

        The Company receives shares in certain companies for providing capital and investment services. The Company records management consulting income based on the fair value of the shares received.

        j. Accounts and Notes Receivable

        Accounts and notes receivable are shown net of an allowance for doubtful accounts of $2,075,798 and $2,068,387 as of December 31, 2002 and 2001, respectively.

        k. Investment Valuation

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

        l. Reclassifications

        Certain reclassifications have been made to prior year balances to conform with the current year presentation.

        m. Restricted Securities

        All investments in securities are restricted shares, and have been valued by the Board of Directors. In determining investment values, the Board considers many pertinent factors, including the results of operations of each company.



NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS

        During 1987, the Company formed a limited partnership agreement where the Company is the general partner, holding a 15% interest. The partnership was formed to acquire and develop approximately 500 acres of land in San Jacinto, California. The general partner was not required to make an initial capital contribution, thus the initial investment was recorded at $0. The Board of Directors has determined that this investment is unlikely to produce income in the near future, and has valued the investment at $0 as of December 31, 2002.

        On June 29, 1992, the Company acquired an interest in a limited partnership. The partnership intends to seek out and consummate certain real-estate investment opportunities. The Company acts as the general partner and holds a 1% interest in the partnership. As of December 31, 2001, the Company had recognized no income or losses from its investment in this partnership. The Board of Directors has determined that this investment is unlikely to produce income and has valued the investment at $0 as of December 31, 2002 and 2001.

        In December 1995, the Company acquired an interest in a limited liability company. The LLC's intent is to acquire and develop certain residential subdivisions. The Company retains a 50% ownership in the limited liability company. The Company's Board of Directors determined this investment was unlikely to produce income in the near future, and has valued the investment at $0 at December 31, 2002 and 2001.

        During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 12). During April 1996, the Company was awarded $2,400,000 in Federal tax credits relating to this project. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P., retaining a 1% interest as general partner, and receiving a $905,000 capital account in the partnership. During 1999, a $70,000 note held by the Company was transferred to Canyon Shadows, L.P., which was recorded as a capital distribution to the Company (see Note 12). Additional costs were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,131,961 at December 31, 2000. The Company's Board of Directors determined that the value of this investment approximated the current interest in the partnership. The valuation was based upon projected future occupancy of the apartment unit. In 2002, Canyon Shadows distributed $101,422 to the Company, leaving a balance of $937,424 at December 31, 2002.



NOTE 5 - FIXED ASSETS

        Fixed assets consist of the following:

                                                         For the Year Ended
                                                            December 31,
							-------------------
                                                          2002         2001
 						      --------	   --------
        Furniture and fixtures                       $   3,599	$     5,823
        Computers and software                          32,699      126,865
        Other equipment                                 20,000       22,815
 						      --------	   --------
                                                        56,298      155,503
        Accumulated depreciation                      (36,276)     (57,119)
 						      --------	   --------
        Net fixed assets			     $  20,022  $    98,384
						      ========	   ========

        Depreciation expense for the years ended December 31, 2002 and 2001 was $34,560, and $40,182, respectively.

NOTE 6 - OTHER INVESTMENTS

        On October 19, 1998, the Company issued 1,000,000 shares of its outstanding common stock valued at $100,000 to acquire an approximate 33% interest in IPO/Emerging Growth Company, LLC. (IPO). The Company's Board of Directors determined the approximate value of this investment at December 31, 2000 to be $83,487. In 2001, the Company's Board of Directors determined its investment in IPO was unlikely to produce income in the near future, and elected to value the investment at $0 and $0 as of December 31, 2002 and 2001, respectively.

        During 2000, the Company acquired an additional 1,050,000 restricted shares of SDSDC for an additional cost of $531,519 bring the total cost to $715,905. 1,000,000 of those shares were received as an incentive for providing capital, and were recorded at $500,000 or $0.50 per share. A decline in the value of the shares was recorded at December 31, 2000 of $607,055 bringing the total value of the 1,555,001 shares at December 31, 2000 to $108,850. The Company's shares represent an approximate 15% ownership in SDSDC at December 31, 2001. Management of the Company does not exercise any influence or control over management of SDSDC. During 2001, the Company's Board of Directors determined its investment in SDSDC was unlikely to produce income in the near future, and elected to value the investment at $0 and $0 as of December 31, 2002 and 2001.

        On February 2, 1999, the Company issued 750,000 shares of its outstanding common stock valued at $75,000 to acquire approximately 20% (2,000,000 shares) of the outstanding shares of Solutions Media, Inc. (Solutions). On June 15, 1999, the Company entered into a separate agreement whereby the 750,000 shares of the Company were returned for cancellation in exchange for the return of the 2,000,000 shares of Solutions. As part of the agreement, the Company received 800,000 shares of Solutions as an investment fee valued at $400,000. The 800,000 shares of Solutions represented an approximate ownership of 2% at December 31, 1999. In 2000, the Company's Board of Directors determined this investment was unlikely to produce income in the near future, and elected to value the investment at $0. The Board determined there was no change in the value of this investment in 2002.

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

NOTE 7 - NOTES PAYABLE

        Notes payable consist of the following at December 31, 2002 and 2001:

                                                            December 31,
							------------------------
							  2002		  2001
							--------	--------
        Note payable at 5%, secured by an assignment of
         partnership cash, interest payable quarterly,
         principal due January 1, 2007, convertible to
         common stock.                               $  500,000		$500,000

        Note payable at variable rate (18.0% at
         December 31, 2000) collateralized by deed
         of trust on real property. Lump sum payment
         was due May 21, 1999, currently in default.
        						 86,854           86,854

        Note payable at 10%, secured by deed of trust,
         due March 31, 1996, currently in default.
        						 65,000           65,000

        Funds borrowed from a related entity             28,000              -

        Debentures at 10%, unsecured, convertible into
         common shares at the option of the holder, all
         debentures are currently in default.           661,090          700,312

        Others                                           10,000           10,000
						       --------		--------
             Total Notes Payable                      1,350,944        1,362,166
	     Less: Current Portion 		       (850,944)	(862,166)
						       --------		--------
	     Long-Term Notes Payable 		     $  500,000         $500,000
						       ========		========

NOTE 8-  RELATED PARTY TRANSACTIONS

         The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships.

         The Company is owed certain amounts from a former officer of the Company. The amounts are non-interest bearing and due on demand. At December 31, 2000 these amounts totaled $223,172 and an allowance for bad debts of $143,407 provided for the amounts determined to be uncollectible. These amounts totaled $212,922 at December 31, 2001 and, due to the uncertainty of collection, these amounts have been allowed for in full, bringing the net amount to $0 and $0 at December 31, 2002 and 2001, respectively.

NOTE 9 - PROFIT SHARING PLAN

         In 1989, the Company adopted a profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Board of Directors. There were no contributions to the plan for the years ended December 31, 2002 and 2001.

NOTE 10 -COMMITMENTS AND CONTINGENCIES

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

         c. Housing Grant

         In April 1995, the Company acquired a 120-unit apartment complex using a $975,000 loan that was converted to a grant from the City of Riverside, California. The loan is non-recourse and is secured by a second trust deed on the property. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the city, the loan will be forgiven in its entirety. As of December 31, 2002, management has complied with all of the requirements and believes that the repayment of $905,000 (the grant portion) of the $975,000 is highly remote.

         d. Litigation

         At December 31, 2002, the Company was party to certain legal proceedings, resulting in judgments payable totaling $2,083,300. The following is a summary of those payables:

         During the year, Bank of Hemet received a legal judgment against the Company totaling $932,006. In 2000, however, the Company had negotiated a settlement in this case for $100,000, and booked this amount as a contingent liability at December 31, 2000. In 2001, the Company defaulted on this settlement. As a result, during 2001, the Company recorded the full amount of the judgment, less payments made by the Company to Bank of Hemet. On November 20, 2002, the Company negotiated another settlement on this amount totaling $280,000, payable from proceeds from the Canyon Shadows investment. During 2002, the contingency was recorded at this amount plus interest imputed at an annual rate of 8%. At December 31, 2002, this liability is recorded at $269,535.

         In 2000, a non-related individual filed suit against the Company. Later that year, management negotiated a settlement with this individual totaling $250,000, and the amount was recorded as a contingent liability at December 31, 2000. In 2001 the Company defaulted on the settlement agreement. As a result, during 2001, the Company recorded the full amount of the alleged damages, less payments made by the Company to the individual. On May 21, 2002, the Company negotiated another settlement with this individual totaling $125,000 payable in cash payments and a convertible debenture. Subsequent to May 2002, the Company defaulted on this settlement agreement. As a result, in the current year, the Company recorded the full amount of the alleged damages, less payments made by the Company to the individual, plus interest imputed at an annual rate of 8%. At December 31, 2002, this liability is recorded at $1,238,785.

         In 2001, 1st Miracle Group, Inc. received a legal judgment against the Company totaling $100,000. Management was able to negotiate a settlement on this amount, totaling $20,000. At December 31, 2002, the liability is recorded at the settled amount, plus accrued interest imputed at 8% annually totaling $21,600.

         In 2001, AMG Consulting brought legal action against the Company, seeking damages of $21,012. Management is currently attempting to negotiate a settlement on this amount. At December 31, 2002, this contingent liability is recorded at the full amount plus accrued interest imputed at 8% annually totaling $23,566.

         In 2002, a former employee received a legal judgment against the Company totaling $20,110. At December 31, 2002, this liability is recorded at the settled amount plus accrued interest imputed at 8% annually totaling $21,316.

         e. Employment Agreements

         In December 2001, the Company entered into employment agreements with its CEO and CFO. Both agreements cover a period of 24 months, and compensation totals $250,000 and $100,000 annually, respectively. In addition, the parties were each to receive 250,000 shares of the Company's common stock, and options to acquire 750 and 500 shares at a strike price equal to market price on date of issuance.

         As of December 31, 2002, the shares of common stock had not been issued. The stock options have been included in the disclosure in Note 19.

         a. Off Balance Sheet Risk

         The Company is a guarantor on a lease on a house for a related party. The lease began December 2002 and extends through December 2003, with monthly payments of $2,900.

NOTE 11 -PREFERRED STOCK

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

NOTE 12 -STOCK SUBSCRIPTIONS RECEIVABLE

         During 1999, the Company issued a total of 27,330 shares of its outstanding common stock for $443,500 under stock subscription notes receivable. These notes were non-interest bearing. During 1999, $116,445 of the amount was received. During 2000, the Company issued additional shares of common stock under promissory notes totaling $158,001 for 223,308 shares. These notes are also non-interest bearing. During 2000, an additional $199,000 was received by the Company pursuant to these subscription notes receivable. The total amount of stock subscriptions receivable at December 31, 2000 was $286,056. In 2001, 210,750 shares were issued for subscriptions receivable of $88,737. The Company received cash on these amounts totaling $27,455. Total stock subscriptions receivable at December 31, 2001 was $347,338. In 2002, $10,068 of this amount was received. In addition, $200,500 was exchanged for debt and additional shares were issued for $21,000. At December 31, 2002 the remaining $157,770 was determined to be uncollectible and a allowance was established.

NOTE 13 -SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         The Company had three separate reportable segments during the year ended December 31, 2000, management consulting, website development and soccer franchises. As discussed in Note 14, the soccer subsidiaries were discontinued as of December 31, 2000. The remaining two segments will be the Company's focus in the future. The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.

         Financial information with respect to the reportable segments are as follows:

                                                            2002
					    ----------------------------------
                                            Management
                                            Consulting    Website
                                               Fees    Development     Total
					    ---------  -----------   ---------

         Revenues                          $   10,226    $     -   $   10,226

         Expenses                            (922,030)    (40,000)   (962,030)

         Other income (expenses)              314,735           -     314,735
					    ---------  -----------   ---------
         Net loss per segment              $ (597,069)   $(40,000) $ (637,069)
					    =========  ===========   =========

                                                            2001
					    ----------------------------------
                                            Management
                                            Consulting    Website
                                               Fees    Development     Total
					    ---------  -----------   ---------

         Revenues                          $   15,125   $       -  $    15,125

         Expenses                          (3,034,428)    (99,149)  (3,133,577)

         Other income (expenses)             (492,435)    (13,857)    (506,292)
					    ---------  -----------   ---------
         Net loss per segment             $(3,511,738)  $(113,006) $(3,624,744)
					    =========  ===========   =========

NOTE 14 -INVESTMENTS AND INVESTMENT VALUATION

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


NOTE 15 - DISCONTINUED OPERATIONS

         Effective December 31, 2000, the Company discontinued the operations of the Bay Area, Orange and Riverside soccer subsidiaries. The following is a summary of the loss from discontinued operations resulting from the dissolution of these subsidiaries. The Company has established a reserve for discontinued operations of $311,813 and $295,892 at December 31, 2002 and 2001, respectively, which consists of net liabilities in excess of recoverable assets. No tax benefit has been attributed to the discontinued operations.

                                                            December 31,
							-------------------
                                                          2002        2001
							-------	    -------
         REVENUES                                    $      -      $    648
							-------	    -------
         OPERATING EXPENSES

           General and administrative                     2,840      21,388
           Depreciation and amortization                  9,640       9,640
							-------	    -------
               Total Operating Expenses                  12,480      31,028
							-------	    -------
         LOSS FROM OPERATIONS                           (12,480)    (30,380)

         OTHER INCOME (EXPENSE)

          Loss on disposal of assets                     (3,441)          -
          Interest income                                   -            72
          Interest expense                                  -           (34)
							-------	    -------
             Total Other Income (Expense)                (3,441)         38
							-------	    -------
         LOSS FROM DISCONTINUED
          OPERATIONS                                 $  (15,921) $  (30,342)
							=======	    =======

NOTE 16 - STOCK OPTIONS AND WARRANTS

         During the year ended December 31, 2001, the Company granted two of its officers options to acquire an aggregate of 12,500 shares of the Company's common stock at a strike price equal to the trading price on the date of issuance.

         A summary of the status of options and warrants at December 31, 2002, and 2001 is as follows:


                                                2002      	2001
				        -----------------  -----------------
                                                Weighted            Weighted
                                                  Shares              Shares
                                                Exercise            Exercise
					Shares     Price   Shares      Price

         Outstanding, beginning
         of year                        12,500   $  2.00	-     $    -
             Granted                 3,000,000      0.50    12,500      2.00
             Canceled                        -         -	-	   -
             Exercised                       -         -	-	   -
				     ---------   -------   -------   -------
         Outstanding, end of year    3,012,500   $  0.94    12,500    $ 2.00
				     =========   =======   =======   =======

         Exercisable, end of year    3,012,500   $  0.94	-     $    -
				     =========   =======   =======   =======
         Weighted average fair value
          of options and warrants
          granted during the year      		 $  0.50              $ 2.00



NOTE 17 - FINANCIAL HIGHLIGHTS

         The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

                                           Common Stock
                                        Year ended December 31,
				-----------------------------------
                                    2002     2001    2000    1999
				   ------   ------  ------  ------
         Net asset value,
          beginning of period     $(2.78)  $(2.59)  $13.93   $7.67
				   ------   ------  ------  ------
         Income from investment
          operations:

         Net Investment income     (0.04)   (2.48)  (11.93) (2.95)

         Net gains (losses) on
          securities (both realized
          and unrealized)          (0.00)   (0.30)   (2.04) (0.61)
				   ------   ------  ------  ------
         Total from investment
         operations                (0.04)   (2.78)  (13.97) (3.56)
				   ------   ------  ------  ------
         Other Increase
          (decrease)                2.62     2.59    (2.55)  9.82

         Less distributions from
          net investment income        -        -	-       -
				   ------   ------  ------  ------
         Net asset value, end of
          period                 $ (0.20)  $(2.78)  $(2.59) $13.93
				   ======   ======  ======  ======

         Calculated using post split average shares outstanding.




NOTE 18 -FOURTH QUARTER LOSS RECONCILIATION

      Pursuant to APB 28, "Interim Financial Reporting", the following is a reconciliation of the net loss as reported in the Company's September 30, 2002 consolidated financial statements to the net loss as recorded at December 31, 2002.

          Net income reported September 30, 2002                      $ 601,905

          4th quarter reverse of gain on forgiveness of debt due to default
								     (1,184,752)

          4th quarter gain on forgiveness of debt from settlement       659,166

          Audit adjustment to accrue wages and directors fees           (71,236)

          Audit adjustment to record beneficial conversion feature on
		debentures                                             (175,000)

          Audit adjustment to accrue additional interest on contingencies
								        (41,573)

          Other 4th quarter adjustments made by management
            to write off stock subscriptions receivable, record options issued at fair market value, record loss on disposal of fixed assets and record loss from operations in the 4th quarter. (441,500)
								      ----------
          Net loss reported December 31, 2002			      $(652,990)
								      ==========


SIGNATURES


Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BROADLEAF CAPITAL PARTNERS, INC.



By: /s/ Robert A. Braner
------------------------
Robert A. Braner
Interim President


Date: April 16, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                           Title                       Date
---------                           -----                       ----


/s/ Robert A. Braner
------------------------
Robert A. Braner                    Interim President         4/16/03


/s/ Lisa L. Martinez
------------------------
Lisa L. Martinez                    Secretary                 4/16/03









                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                    SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Robert A. Braner, certify that:

           1.I have reviewed this annual report on Form 10-KSB of BROADLEAF CAPITAL PARTNERS, INC.;

           2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

           3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

           4.The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b)evaluated   the   effectiveness  of  the  registrant's  disclosure
           controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c)presented  in  this  annual  report  our   conclusions  about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

           a)all  significant  deficiencies  in  the  design  or  operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                    Dated: April 21, 2003
					  /s/ Robert A. Braner
                                    	  President and CEO




                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
          	SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          I, Donald E. Johnson, certify that:

          1.I have reviewed this annual report on Form 10-KSB of BROADLEAF CAPITAL PARTNERS, INC.;

          2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.The registrant's other certifying officer and I are responsible for establishing and maintaing disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated  the  effectiveness   of   the  registrant's  disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented   in  this  annual  report  our  conclusions  about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                    Dated: April 21, 2003
					   /s/ Donald E. Johnson
                                          Chief Financial Officer




          Exhibit 99.3
                           CERTWICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
          	SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Annual Report of BROADLEAF CAPITAL PARTNERS, INC. (the "Company") on Form 10-Ksb for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Braner, President and CEO of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

          A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                  /s/ Robert A. Braner

                                  Chief Executive Officer
                                  Date: April 21. 2003



          Exhibit 99.4
                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In Connection with the Annual Report of BROADLEAF CAPITAL PARTNERS, INC. (the "Company") on Form 10-Ksb for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Donald E. Johnson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                  /s/ Donald E. Johnson

                                  Chief Financial Officer
                                  Date: April 21, 2003