Form 10QSB
period 2003-03-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2003-06-23
CIK 748268

Securities and Exchange Commission
                      Washington, DC 20549
         -------------------------------------------------

                            FORM 10-QSB


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

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

                 7341 W. Charleston Blvd, Suite 140
                         Las Vegas, NV 89117
                -----------------------------------
      (Address and zip code of principal executive offices)

                         (702) 736-1560
                    --------------------------
      (Registrant's telephone number, including area code)

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

         Common Stock             16,513,263 Shares Outstanding
       $0.001 par value              as of March 31, 2003



Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements................................. 4
       Balance Sheet (unaudited)............................ 5-6
       Statements of Operations (unaudited)................. 7
       Statements of Cash Flows (unaudited)................. 8
       Notes to Financial Statements........................ 9-15

Item 2. Management's Discussion and Analysis of Plan of Operation..16

Item 3. Controls and Procedures............................... 17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 17

Item 2. Changes in Securities and Use of Proceeds............. 17

Item 3. Defaults upon Senior Securities....................... 17

Item 4. Submission of Matters to a Vote of Security Holders... 17

Item 5. Other Information..................................... 17

Item 6. Exhibits and Reports on Form 8-K...................... 17

Signatures...................................................... 24





PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.







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
								      ==========







ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.


This Form 10-QSB contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.



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

The Company's websites can be found at: www.broadleafcapital.com


ANALYSIS OF FINANCIAL CONDITION

The first quarter of 2003 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Three months ended March 31, 2003, compared to the three months ended March 31, 2002.

Revenues. Revenues for the three months ended March 31, 2003 decreased by $30,902 or 94% to $1,900 from $32,802 for the three months ended March 31, 2002. This decrease was primarily due to the absence of development income.

Expenses.  Expenses for the three months ended March 31, 2003 decreased by
$188,724 or 46% to $226,110 from $415,134 for the three months   ended March
31, 2002. General and administrative expenses for the three months ended March 31, 2003 decreased by $64,699 or 24% to $211,470 from $276,169. This decrease was primarily due to a reduction in operations.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended March 31, 2003, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 2003, the Company had cash of $877.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements.

These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Bank of Hemet - This case involved a loan to PR Equities, with Peacock Financial Corporation as the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. This case was settled for $100,000 to be paid over a period of eighteen months. In December 2001, the firm, Jaeger & Kodner, LLC, which settled in November 2002 for $280,000, purchased the bank's position.

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

Item 2. Changes in Securities and Use of Proceeds: NONE

Item 3. Defaults Upon Senior Securities: NONE

Item 4. Submission of Matters to a Vote of Security Holders: NONE

Item 5. Other Information: NONE

Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits:

       - Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       - Exhibit 99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       (a) Reports on Form 8-K: NONE

Exh. 99-1

                                   Form 8-K

                                CURRENT REPORT

ITEM 5. OTHER ITEMS

a.) CHANGE OF ADDRESS

The new address for the Company is 7341 W. Charleston Blvd., Suite 140, Las Vegas, Nevada, 89117. The new telephone number for the business is 702-736-1560. The new fax number for the business is 702-736-1608.

b.) CHANGE OF CORPORATE COUNSEL

On April 7, 2003 the Board of Directors accepted the resignation of Sarkis Kaloustian as the Corporate Counsel for the Company. The Board of Directors accepted Mr. Michael Gardiner of Rathbone, Rudderman and Gardiner as the new Corporate Counsel for the Company.

ITEM 6. RESIGNATION OF REGISTRANT'S DIRECTORS

On April 7, 2003, the Board of Directors accepted the resignation of Lisa Martinez as the Accounting Administrator and Corporate Secretary. The Board of Directors accepted the resignation of Mr. Donald E. Johnson as the Chief Financial Officer of the Company.

On April 7, 2003, the Board of Directors selected Melissa R. Blue as the Corporate Secretary and Interim Chief Financial Officer of the Company. Melissa is originally from New Jersey and moved to South Carolina to receive her Bachelors of Science in Business Administration with the concentration in Accounting from Winthrop University in Rock Hill. Melissa has previously worked for small and medium sized accounting firms in both Las Vegas and in Columbia, South Carolina. Melissa was one of the founders of a Las Vegas CPA firm in 2002 and was the lead auditor for the firm's public company clients. Melissa is a member of the Nevada Society of CPA's, the American Institute of CPA, and the local chapter of the Latin Chamber of Commerce.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 20, 2003






                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             BROADLEAF CAPITAL PARTNERS, INC.



June 23, 2003                        /s/ Robert A. Braner
-------------------                -------------------------
Date                                Robert A. Braner
                                    Interim President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.



June 23, 2003                      /s/ Melissa R. Blue
-------------------                -----------------------
Date                                Melissa R. Blue
                                        Corporate Secretary




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

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  June 23, 2003

/s/ Robert A. Braner
   ---------------------
     President and CEO



                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Melissa R. Blue, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of BROADLEAF CAPITAL PARTNERS, INC.;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

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


Date:  June 23, 2003

/s/ Melissa R. Blue
   ---------------------
     CFO and Corporate Secretary





PAGE-14-





                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Broadleaf Capital
Partners, Inc. (the "Company") on Form 10-QSB for the period ending
March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Braner, acting in the capacity as the Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)  The Report fully complies with the requirements of section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Robert A. Braner
- ---------------------------
     Robert A. Braner
     Chief Executive Officer
     June 23, 2003





                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Broadleaf Capital
Partners, Inc. (the "Company") on Form 10-QSB for the period ending
March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melissa R. Blue, acting in the capacity as the Interim Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (1)  The Report fully complies with the requirements of section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Melissa R. Blue
- ---------------------------
     Melissa R. Blue
     Chief Financial Officer
     June 23, 2003