Form 10QSB/A
period 2003-03-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2003-06-27
CIK 748268

Securities and Exchange Commission
                      Washington, DC 20549
         -------------------------------------------------

                            FORM 10-QSB/A


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

         Common Stock             26,548,208 Shares Outstanding
       $0.001 par value              as of March 31, 2003



Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements............................... 4
      Balance Sheet (unaudited)............................ 5-6
      Statements of Operations (unaudited)................. 7
      Statements of Cash Flows (unaudited)................. 8
      Notes to Financial Statements........................ 9-15

Item 2. Management's Discussion and Analysis of Plan of Operation.16

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

Signatures.................................................... 24





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







                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 2003 AND DECEMBER 31, 2002












                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Broadleaf Capital Partners, Inc. and Subsidiaries
Las Vegas, NV

We have reviewed the accompanying consolidated balance sheet of Broadleaf Capital Partners, Inc. and Subsidiaries as of March 31, 2003, including the consolidated schedules of investments as of March 31, 2003 and the related consolidated statement of operations and cash flows for the three month periods ended March 31, 2003 and 2002. These condensed financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Broadleaf Capital Partners, Inc. and Subsidiaries as of as of December 31, 2002 and 2001, including the consolidated schedules of investments as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000 (not presented herein); and in our report dated April 14, 2003, we expressed an unqualified opinion on those financial statements.

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


HJ Associates & Consultants, LLP
Salt Lake City, Utah
June 23, 2003

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 2003 and December 31, 2002



                                    ASSETS

                                                         March 31,December 31,
                                                            2003          2002
CURRENT ASSETS                                         (Unaudited)

  Cash and cash equivalents                         $           - $        749
  Prepaid expenses                                              -          367

   Total Current Assets                                         -        1,116

FIXED ASSETS, NET                                          16,588       20,022

OTHER ASSETS

  Investments in limited partnerships                     901,798      937,424
  Other investments, net (cost - $480,620)                      -            -
  Other assets                                                890          890

   Total Other Assets                                     902,688      938,314

   TOTAL ASSETS                                     $     919,276 $    959,452

  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)
                     March 31, 2003 and December 31, 2002



                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         March 31,December 31,
                                                            2003          2002
                                                        (Unaudited)
  CURRENT LIABILITIES

  Cash overdraft                                    $       1,808 $          -
  Accounts payable                                        465,905      505,425
  Accounts payable - officers and directors               120,893      120,893
  Accrued expenses                                        287,357      272,828
  Accrued interest                                        300,162      275,999
  Judgments payable                                     1,570,038    1,574,802
  Notes payable - current portion                         746,840      850,944

  Total Current Liabilities                             3,493,003    3,600,891

LONG-TERM DEBT

  Notes payable - long term                               500,000      500,000

NET LIABILITIES IN EXCESS OF THE ASSETS OF
  DISCONTINUED OPERATIONS                                 311,867      311,813

  Total Liabilities                                     4,304,870    4,412,704

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000 shares authorized at
   $0.01 par value; 515,300 shares issued and
   outstanding                                              5,153        5,153
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 26,548,208 and 24,089,208 shares
    issued and outstanding, respectively                   26,549       24,090
  Additional paid-in capital                           12,953,221   12,794,424
  Accumulated deficit                                 (16,370,517) (16,276,919)

   Total Stockholders' Equity (Deficit)                (3,385,594)  (3,453,252)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                       $     919,276 $    959,452

The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                            Schedule of Investments
                     March 31, 2003 and December 31, 2002



                                  MARCH 31, 2003
                                       (Unaudited)

                                        Number of
                        Description ofShares Owned        Fair
           Company         Business         (or %)        Cost        Value

Canyon Shadows      Real estate              10% $  1,131,961  $    901,798 (e)

IPO/Emerging Growth
  Company, LLC      Start-up                 33%      100,000           -0- (f)

San Diego Soccer
  Development       Dormant company      350,000      164,658           -0- (f)

Other                                      8,000       15,962           -0- (f)

Bio-Friendly
  Corporation       Start-up             437,500      180,000           -0- (f)

Las Vegas Soccer
  Development       Start-up           1,020,000       20,000           -0- (f)

         Total                                   $  1,612,581  $    901,798


                                 DECEMBER 31, 2002

Canyon Shadows      Real estate              10% $  1,131,961  $    937,424 (e)

IPO/Emerging Growth
  Company, LLC      Start-up                 33%      100,000           -0- (a)

San Diego Soccer
  Development       Soccer franchise     350,000      164,658           -0- (c)

Other                                      8,000       15,962           -0- (f)

Bio-Friendly
  Corporation       Start-up             437,500      180,000           -0- (d)

Las Vegas Soccer
  Development       Start-up           1,020,000       20,000           -0- (d)

         Total                                   $  1,612,581  $    937,424


Note - All of the above investments are considered non-income producing securities.


 The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                      Schedule of Investments (Continued)
                     March 31, 2003 and December 31, 2002



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

   f) At December 31, 2002, the Company's board of directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero. The board maintains the same opinion at March 31, 2003.

 The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                        For  the  Three  Months
Ended
                                                             March 31,
                                                       2003           2002

REVENUES                                          $      1,900   $      4,965

EXPENSES

General and administrative                              39,424        161,412
Depreciation and amortization                            3,434          8,639

  Total Expenses                                        42,858        170,051

LOSS FROM CONTINUING OPERATIONS                        (40,958)      (165,086)

OTHER INCOME (EXPENSE)

Interest expense                                       (56,086)       (66,294)
Gain on disposal of asset                                3,500              -
Gain on forgiveness of debt                                  -         47,800

  Total Other Income (Expense)                         (52,586)       (18,494)

NET LOSS FROM CONTINUING OPERATIONS                    (93,544)      (183,580)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                 (54)        27,589

NET LOSS                                          $    (93,598) $    (155,991)

BASIC INCOME (LOSS) PER SHARE

  Continuing operations                           $      (0.00) $       (0.08)
  Discontinued operations                                (0.00)          0.01

   Basic Loss Per Share                           $      (0.00) $       (0.07)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        25,156,567      2,304,686


  The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                    For the Three Months Ended
                                                             March 31,
                                                       2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss from continuing operations             $    (93,544)  $    (183,580)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
   Depreciation and amortization                         3,434           8,639
   Gain on disposal of assets                           (3,500)              -
   Common stock issued for services                      3,500               -
  Discontinued operations:
    Net income (loss)                                      (54)         27,589
  Changes in operating assets and liabilities:
   Decrease in accounts and notes receivable                 -          23,468
   (Increase) in notes receivable - related party            -          (1,677)
   Decrease in other assets                                367             169
   Increase (decrease) in accounts payable              20,426         (40,045)
   Increase (decrease) in other liabilities             26,198        (126,497)
   Increase (decrease) in discontinued operation,
    net liabilities                                         54         (27,591)

     Net Cash Used in Operating Activities             (43,119)       (319,525)

CASH FLOWS FROM INVESTING ACTIVITIES

  Receipt of cash distributions on investment           35,626          30,320
  Proceeds from disposal of assets                       3,500               -

     Net Cash Used in Investing Activities              39,126          30,320

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from cash overdraft                           1,808               -
  Proceeds from long-term borrowings                     2,536          70,000
  Payment of long-term borrowings                       (1,100)              -
   Receipt of subscription receivable                        -         210,568
  Stock issued for cash                                      -           8,177

     Net Cash Provided by Financing Activities           3,244         288,745

NET DECREASE IN CASH                                      (749)           (460)

CASH, BEGINNING OF PERIOD                                  749             764

CASH, END OF PERIOD                               $          -   $         304

 The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



                                                    For the Three Months Ended
                                                             March 31,
                                                       2003           2002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                                 $          -   $          -
    Income taxes paid                             $          -   $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES

  Common stock issued in conversion of debentures
    and interest                                  $    105,540   $     108,500
  Common stock issued for services                $      3,500   $           -


 The accompanying notes are an integral part of these consolidated financial statements.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                     March 31, 2003 and December 31, 2002


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent consolidated audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -  GOING CONCERN

          As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $16,400,000 as of March 31, 2003. The Company also has certain debts that are in default at March 31, 2003. The Company's stockholders' deficit at March 31, 2003 was $3,385,594, and its current liabilities exceeded its current assets by $3,493,003.

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

Results of Operations - Three months ended March 31, 2003, compared to the three months ended March 31, 2002.

Revenues. Revenues for the three months ended March 31, 2003 decreased by $3,065 or 62% to $1,900 from $4,965 for the three months ended March 31, 2002. This decrease was primarily due to the absence of development income.

Expenses. Expenses for the three months ended March 31, 2003 decreased by $127,193 or 75% to $42,858 from $170,051 for the three months ended March 31, 2002. General and administrative expenses for the three months ended March 31, 2003 decreased by $35,427 or 18% to $161,412 from $196,839. This decrease was primarily due to a reduction in operations.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended March 31, 2003, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 2003, the Company had cash of $0.


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



June 27, 2003                        /s/ Robert A. Braner
-------------------                -------------------------
Date                                Robert A. Braner
                                    Interim President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.



June 27, 2003                      /s/ Melissa R. Blue
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


Date:  June 27, 2003

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


Date:  June 27, 2003

/s/ Melissa R. Blue
   ---------------------
     CFO and Corporate Secretary






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


/s/ Robert A. Braner
- ---------------------------
     Robert A. Braner
     Chief Executive Officer
     June 27, 2003




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



/s/ Melissa R. Blue
- ---------------------------
     Melissa R. Blue
     Chief Financial Officer
     June 27, 2003