Form 10QSB
period 2003-06-30
BROADLEAF CAPITAL PARTNERS  INC
filed 2003-09-17
CIK 748268

Securities and Exchange Commission
                      Washington, DC 20549
         -------------------------------------------------

                            FORM 10-QSB


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

                 For the quarterly period ended June 30, 2003

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

         Common Stock             33,855,900 Shares Outstanding
       $0.001 par value              as of June 30, 2003



Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]






PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.................................. 4
        Balance Sheet (unaudited)............................. 5-6
        Schedule of Investments............................... 7-8
        Statements of Operations (unaudited).................. 9
        Statements of Cash Flows (unaudited).................. 10-11
        Notes to Financial Statements......................... 12-13

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................... 14

Item 3. Controls and Procedures............................... 16


PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................... 16

Item 2. Changes in Securities and Use of Proceeds............. 17

Item 3. Defaults upon Senior Securities....................... 17

Item 4. Submission of Matters to a Vote of Security Holders... 17

Item 5. Other Information..................................... 17

Item 6. Exhibits and Reports on Form 8-K...................... 17

Signatures.................................................... 18




PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three and six months ended June 30, 2003, follow. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three and six months ended June 30, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2003 AND DECEMBER 31, 2002


                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
Broadleaf Capital Partners, Inc. and Subsidiaries
Las Vegas, NV

We have reviewed the accompanying consolidated balance sheet of Broadleaf Capital Partners, Inc. and Subsidiaries as of June 30, 2003, including the consolidated schedules of investments as of June 30, 2003, and the related consolidated statements of operations for the three and six month periods ended June 30, 2003 and 2002, and the related statements of cash flows for the six months ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheets of Broadleaf Capital Partners, Inc. and Subsidiaries as of as of December 31, 2002 and 2001, including the consolidated schedules of investments as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000 (not presented herein); and in our report dated April 14, 2003, we expressed an unqualified opinion on those consolidated financial statements.

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




HJ & Associates, LLC
Salt Lake City, Utah
September 3, 2003




               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 2003 and December 31, 2002



                                    ASSETS

                                                         June 30, December 31,
                                                            2003          2002
CURRENT ASSETS                                         (Unaudited)

  Cash and cash equivalents                         $     135,524 $        749
  Prepaid expenses                                              -          367
							---------    ----------
   Total Current Assets                                   135,524        1,116
							---------    ----------

FIXED ASSETS, NET                                          13,413       20,022
							---------    ----------

OTHER ASSETS

  Investments in limited partnerships                     871,478      937,424
  Other investments, net (cost - $480,620)                      -            -
  Other assets                                                890          890
  Assets associated with discontinued operations              448          556
							---------    ----------
   Total Other Assets                                     872,816      938,870
							---------    ----------

   TOTAL ASSETS                                     $   1,021,753 $    960,008
							=========     =========

The accompanying notes are an integral part of these consolidated financial statements.


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)
                      June 30, 2003 and December 31, 2002


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                         June 30, December 31,
                                                            2003          2002
                                                        (Unaudited)
  CURRENT LIABILITIES

  Accounts payable                                  $     488,627 $    505,425
  Accounts payable - officers and directors               235,892      120,893
  Accrued expenses                                        295,440      272,828
  Accrued interest                                        311,776      275,999
  Judgments payable                                     1,585,757    1,574,802
  Notes payable - current portion                         704,904      822,944
  Note payable - related                                   32,436       28,000
  Liabilities associated with discontinued operations     324,703      312,369
							---------    ----------
   Total Current Liabilities                            3,979,535    3,913,260
							---------    ----------

LONG-TERM DEBT

  Notes payable - long term                               500,000      500,000
							---------    ----------
   Total Liabilities                                    4,479,535    4,413,260
							---------    ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (NOTE 3)                                200,000            -
							---------    ----------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 10,000,000 shares authorized at
   $0.01 par value; 515,300 shares issued and
   outstanding                                              5,153        5,153
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 33,855,900 and 24,089,208 shares
    issued and outstanding, respectively                   33,856       24,090
  Additional paid-in capital                           12,973,233   12,794,424
  Accumulated deficit                                 (16,670,024) (16,276,919)
							---------    ----------
   Total Stockholders' Equity (Deficit)                (3,657,782)  (3,453,252)
							---------    ----------

   TOTAL LIABILITIES, MINORITY INTEREST AND
    STOCKHOLDERS' EQUITY (DEFICIT)                  $   1,021,753 $    960,008
							=========    =========


The accompanying notes are an integral part of these consolidated financial statements.



		BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                            Schedule of Investments
                      June 30, 2003 and December 31, 2002



                                 JUNE 30, 2003
                                  (Unaudited)

                                        Number of
                    Description of   Shares Owned		    Fair
Company		    Business		(or %)        Cost	    Value

Canyon Shadows      Real estate              10% $  1,131,961  $    871,478 (e)

IPO/Emerging Growth
  Company, LLC      Start-up                 33%      100,000           -0- (f)

San Diego Soccer
  Development       Dormant company      350,000      164,658           -0- (f)

Other                                      8,000       15,962           -0- (f)

Bio-Friendly
  Corporation       Start-up             437,500      180,000           -0- (f)

Las Vegas Soccer
  Development       Start-up           1,020,000       20,000           -0- (f)
				      		    ---------	   --------
         Total                                   $  1,612,581  $    871,478
				     		    =========      ========

                                 DECEMBER 31, 2002

Canyon Shadows      Real estate              10% $  1,131,961  $    937,424 (e)

IPO/Emerging Growth
  Company, LLC      Start-up                 33%      100,000           -0- (a)

San Diego Soccer
  Development       Soccer franchise     350,000      164,658           -0- (c)

Other                                      8,000       15,962           -0- (f)

Bio-Friendly
  Corporation       Start-up             437,500      180,000           -0- (d)

Las Vegas Soccer
  Development       Start-up           1,020,000       20,000           -0- (d)
				      		    ---------	   --------
         Total                                   $  1,612,581  $    937,424
				      		    =========      ========

Note - All of the above investments are considered non-income producing securities.

The accompanying notes are an integral part of these consolidated financial statements.



               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                      Schedule of Investments (Continued)
                      June 30, 2003 and December 31, 2002



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

   f) At December 31, 2002, the Company's board of directors determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero. The board maintains the same opinion at June 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.




               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                   	For the Six          For  the  Three
                                        Months Ended          Months Ended
                                          June 30,              June 30,
				      2003      2002	    2003	2002

REVENUES

 Other income                      $   1,900  $   6,232  $        -  $    1,267
				   ---------- ---------  -----------  ---------
   Total Revenues                      1,900      6,232           - 	  1,267
				   ---------- ---------  -----------  ---------
EXPENSES

 General and administrative          240,549    286,219     201,125     124,805
 Bad debt expense                      7,541          -       7,541           -
 Depreciation and amortization         6,609     17,280       3,175       8,641
				   ---------- ---------  -----------  ---------
   Total Expenses                    254,699    303,499     211,841     133,446
				   ---------- ---------  -----------  ---------
LOSS FROM OPERATIONS                (252,799)  (297,267)   (211,841)   (132,179)
				   ---------- ---------  -----------  ---------
OTHER INCOME (EXPENSE)

 Interest income                           -          -           -           -
 Interest expense                   (131,366)   (82,151)    (75,280)    (15,857)
 Gain on forgiveness of debt               -     47,800           -           -
 Gain on disposal of assets            3,500          -           - 	      -
				   ---------- ---------  -----------  ---------
   Total Other Income (Expense)     (127,866)   (34,351)    (75,280)    (15,857)
				   ---------- ---------  -----------  ---------
NET LOSS FROM
 CONTINUING OPERATIONS              (380,665)  (331,618)   (287,121)   (148,036)

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS             (12,440)    25,180     (12,386)     (2,409)

NET LOSS	                   $(393,105) $(306,438)  $(299,507)  $(150,455)
				   ========== =========   ==========  =========

BASIC LOSS PER SHARE

 Continuing operations             $   (0.01) $   (0.08) $   (0.01)  $    (0.04)
 Discontinued operations               (0.00)     (0.00)     (0.00)       (0.00)
				   ---------- ---------  -----------  ---------
   Basic Loss Per Share            $   (0.01) $   (0.08) $   (0.01)  $    (0.04)
				   ========== ========== =========== ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING             28,811,089  3,472,252  31,358,084  3,472,252
				   ==========  =========  ==========  =========

The accompanying notes are an integral part of these consolidated financial statements.



               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                       For the Six Months Ended
                                                              June 30,
                                                           2003        2002

CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss from continuing operations                   $ (380,665)  $ (331,618)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation and amortization                            6,609       17,280
   Gain on forgiveness of debt                           	-      (47,800)
   Common stock issued for services                         3,500     	     -
 Discontinued operations:
   Net income (loss)                                      (12,440) 	25,120
 Changes in operating assets and liabilities:
   Decrease in prepaid expenses                               367            -
   Decrease in accounts receivable and notes
	receivable         					-       19,418
   Decrease in other assets                              	-          169
   Increase (decrease) in accounts payable             	  158,148      (54,619)
   Increase (decrease) in other liabilities                66,434      (97,613)
   Increase (decrease) in discontinued
	operations, net liabilities			   12,440      (25,180)
						       	----------    ---------
    Net Cash Used in Operating Activities                (145,607)    (494,843)
						       	----------    ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES

 Receipt of cash distributions on investment               65,946       46,871
 Proceeds from partial sale of investment                 200,000   	     -
						       	----------    ---------
    Net Cash Used in Investing Activities                 265,946       46,871
						       	----------    ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES

 Receipt of cash on notes payable - related                 5,536     	     -
 Payments on notes payable - related                       (1,100) 	     -
 Proceeds from long-term borrowings                      	-      195,000
 Payment of long-term borrowings                         	-       (4,167)
 Receipt of subscription receivable               	     	-      210,568
 Stock issued for cash                                     10,000       46,327
						       	----------    ---------
   Net Cash Provided by Financing Activities           	   14,436      447,728
						       	----------    ---------
NET INCREASE (DECREASE) IN CASH                           134,775         (244)

CASH, BEGINNING OF PERIOD                                     749          764
						       	----------    ---------
CASH, END OF PERIOD                                    $  135,524 $        520
 						       	==========    =========

The accompanying notes are an integral part of these consolidated financial statements.



               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



                                                       For the Six Months Ended
                                                              June 30,
                                                           2003       2002

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

    Interest paid                                      $         - $         -
    Income taxes paid                                  $         - $         -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

 Common stock issued in conversion of
  debentures and interest                              $   190,535 $   143,581
 Common stock issued for services                      $     3,500 $	     -

The accompanying notes are an integral part of these consolidated financial statements.



               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                      June 30, 2003 and December 31, 2002


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent consolidated audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $16,670,000 as of June 30, 2003. The Company also has certain debts that are in default at June 30, 2003. The Company's stockholders' deficit at June 30, 2003 was $3,657,782, and its current liabilities exceeded its current assets by $3,844,011.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) converting promissory notes into common stock and (3) entering into acquisition, joint-venture, and other agreements with profitable entities with significant operations. In addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MATERIAL EVENTS

Partial Sale of Investment: On May 26, 2003 the Company entered into a Memorandum of Understanding with an individual whereby the Company would organize a new subsidiary ("Sub") and sell a 21% interest in Sub to the individual for $200,000. Immediately following the consummation of the transaction, the Company would transfer the control of its Canyon Shadows, LP. ("Canyon") investment to Sub. Thereafter, the individual would be entitled to 21% of the quarterly cash distributions coming from Canyon, or $5,000, whichever is greater. After twenty-four months, the individual has the option to sell her interest back to the Company for $200,000.

Stock Issuances: During the six months ended June 30, 2003, the Company issued 5,000,000 shares of its restricted common stock for cash at $0.02 per share. In addition, the Company issued 4,266,692 shares of its restricted common stock upon the conversion of debentures and other debt at various prices per share, and issued 500,000 shares for services rendered at $0.07 per share.


NOTE 4 - RECLASSIFICATION OF PRIOR PERIOD DATA

During the six-months ended June 30, 2002, the Company recorded a gain on forgiveness of debt totaling $1,184,752. Later in the 2002 fiscal year the Company was unable to meet the terms of its debt settlement agreements, and defaulted on the agreements. Consequently, at December 31, 2002, the gain on forgiveness of debt was reversed, and the debt was again recorded in the financial statements at its original value.

In the June 30, 2003 financial statements the June 30, 2002, gain on forgiveness of debt is not shown. Rather, the June 30, 2002 statement of operations has been restated as if the gain on forgiveness of debt never occurred.

In addition, the Company has elected to present the assets and liabilities from discontinued operations as a single line item, entitled "Net liabilities in excess of the assets of discontinued operations." In the current period, for purposes of clarity, the Company has segregated the assets and liabilities of discontinued operations into two separate line items. Assets relating to discontinued operations have been listed in the "Other Assets" section of the balance sheet, while the corresponding liabilities relating to discontinued operations appear in the "Current Liabilities" section. All prior period references to assets and/or liabilities from discontinued operations have also been similarly segregated.



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


MANAGEMENT DISCUSSION

Broadleaf Capital Partners, Inc. (Company) is a venture capital fund and plans to continue as a Business Development Corporation (BDC) under the 1940 Act. The Company makes direct investments in and provides management services to businesses that have at least a one-year operating history, the original founding management, and operating in niche or under-served markets. The Company intends to expand on its investment strategy and portfolio through the internal development of its present operations and other business opportunities, as well as the acquisition of additional business ventures. The Company has in the past, and may again in the future, raise capital specifically for the purpose of maintaining operations and making an investment that the Company believes is attractive.


ANALYSIS OF FINANCIAL CONDITION

The first quarter of 2003 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Six months ended June 30, 2003, compared to the six months ended June 30, 2002.

Revenues.   Revenues for the six months ended June 30, 2003 decreased by $4,332 or 70% to $1,900 from $6,232 for the six months ended June 30, 2002. This decrease was primarily due to the absence of development income.

Operating Expenses. Expenses for the six months ended June 30, 2003 decreased by $48,800 or 16% to $254,699 from $303,499 for the six months ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003 decreased by $45,670 or 16% to $240,549 from $286,219. This decrease was primarily due to a reduction in operations.

Changes in Financial Condition, Liquidity and Capital Resource.

For the six months ended June 30, 2003, the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of June 30, 2003, the Company had cash of $135,524.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

ITEM 3. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


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


Bank of Hemet - This case involved a loan to PR Equities, with Peacock Financial Corporation as the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. In December 2001, the firm, Jaeger & Kodner, LLC, purchased the bank's position.

First Miracle Group - A legal judgment was rendered against the company in the amount of $100,000 in relation to Dotcom Ventures, LLC. Negotiations are ongoing to settle for a lesser amount.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

During the six months ended June 30, 2003, the Company issued 5,000,000 shares of its restricted common stock for cash at $0.02 per share. In addition, the Company issued 4,266,692 shares of its restricted common stock upon the conversion of debentures and other debt at various prices per share, and issued 500,000 shares for services rendered at $0.07 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5. OTHER INFORMATION: NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

       - Exhibit 99.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
       - Exhibit 99.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer
       - Exhibit 99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
       - Exhibit 99.4 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer

       (a) Reports on Form 8-K:

Exh. 99-5

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


                             BROADLEAF CAPITAL PARTNERS, INC.



September 10, 2003                   /s/ Robert A. Braner
-------------------                -------------------------
Date                                Robert A. Braner
                                    Interim President/ CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.



September 10, 2003                  /s/ Melissa R. Blue
-------------------                -----------------------
Date                                Melissa R. Blue
                                    Interim CFO and
				    Corporate Secretary

Exh. 99-1


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

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
       (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 10, 2003

/s/ Robert A. Braner
   ---------------------
   Interim President and CEO

Exh. 99-2

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

4. I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of June 30, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 10, 2003

/s/ Melissa R. Blue
   ---------------------
   Interim CFO and Corporate Secretary



Exh. 99-3


                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Broadleaf Capital Partners, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert A. Braner, acting in the capacity as the Chief Executive Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Robert A. Braner
- ---------------------------
     Robert A. Braner
     Interim President and CEO
     September 10, 2003


Exh. 99-4


                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly report of Broadleaf Capital Partners, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Melissa R. Blue, acting in the capacity as the Interim Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




/s/ Melissa R. Blue
- ---------------------------
     Melissa R. Blue
     Interim CFO and Corporate Secretary
     September 10, 2003



-----END PRIVACY-ENHANCED MESSAGE-----