Form 10QSB
period 2003-09-30
BROADLEAF CAPITAL PARTNERS  INC
filed 2003-11-26
CIK 748268

Securities and Exchange Commission
                      Washington, DC 20549
         -------------------------------------------------

                            FORM 10-QSB


  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934

               For the quarterly period ended September 30, 2003

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


         7341 W. Charleston Blvd., Suite 140, Las Vegas, Nevada 89117
         -------------------------------------------------------------
         (Former name or former address, if changed since last report)



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

         Common Stock             75,773,888 Shares Outstanding
       $0.001 par value              as of September 30,2003



Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]









PART I. FINANCIAL INFORMATION

Item 1. Financial Statements................................     4
       Balance Sheets(unaudited)............................   5-6
       Schedule of Investments (unaudited)..................   7-8
       Statements of Operations (unaudited).................     9
       Statements of Cash Flows (unaudited)................. 10-11
       Notes to Financial Statements........................ 12-13

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations........................... 14

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

Item 6. Exhibits and Reports on Form 8-K...................... 17

Signatures.................................................... 18





PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three and nine months ended September 30, 2003, follow along with the balance sheet for the year ended December 31, 2002. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three and nine months ended September 30, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.




      		BROADLEAF CAPITAL PARTNERS, INC.
    			AND SUBSIDIARIES
      		CONSOLIDATED FINANCIAL STATEMENTS

    	   September 30, 2003 and December 31, 2002

      BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
           	 Consolidated Balance Sheets
    	    September 30, 2003 and December 31, 2002




                                     ASSETS


                                                   September 30,  December 31,
                                                          2003          2002
CURRENT ASSETS                                         (Unaudited)

  Cash and cash equivalents                         $       4,348 $        749
  Notes receivable, net                                     4,722            -
  Prepaid expenses                                              -          367
						    ------------- ------------
   Total Current Assets                                     9,070        1,116
						    ------------- ------------
FIXED ASSETS, NET                                          10,162       20,022
						    ------------- ------------
OTHER ASSETS

  Investments in limited partnerships                     845,626      937,424
  Other investments, net (cost - $555,620)                 75,000            -
  Other assets                                                890          890
  Assets associated with discontinued operations              341          556
						    ------------- ------------
   Total Other Assets                                     921,857      938,870
						    ------------- ------------
   TOTAL ASSETS                                     $     941,089 $    960,008
						    ============= ============

The accompanying notes are an integral part of these consolidated financial statements.



                BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets (Continued)
                     September 30, 2003 and December 31, 2002


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   September 30, December 31,
                                                    	   2003         2002
                                                     (Unaudited)
CURRENT LIABILITIES

Accounts payable                                  $     509,690 $    505,425
Accounts payable - officers and directors                18,375      120,893
Accrued expenses                                        325,275      272,828
Accrued interest                                        282,504      275,999
Judgments payable                                       271,613    1,574,802
Notes payable - current portion                         526,437      850,944
Liabilities associated with discontinued operations     345,507      312,369
						  ------------- ------------
 Total Current Liabilities                            2,279,401    3,913,260
						  ------------- ------------
LONG-TERM DEBT

Notes payable - long term                               500,000      500,000
						  ------------- ------------
 Total Long-Term Debt                                   500,000      500,000
						  ------------- ------------
TOTAL LIABILITIES                                     2,779,401    4,413,260
						  ------------- ------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST (NOTE 3)                              200,000            -
						  ------------- ------------
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 10,000,000 shares authorized at
$0.01 par value; 515,300 shares issued and
 outstanding                                              5,153        5,153
 Common stock: 250,000,000 shares authorized at
 $0.001 par value; 75,773,888 and 24,089,208 shares
  issued and outstanding, respectively                   75,774       24,090
Additional paid-in capital                           13,742,216   12,794,424
Expenses prepaid with common stock                      (56,000)           -
Stock subscriptions receivable                          (22,500)           -
Stock subscriptions payable                              10,000            -
Accumulated deficit                                 (15,792,955) (16,276,919)
						  -------------- ------------
 Total Stockholders' Equity (Deficit)                (2,038,312)  (3,453,252)
						  -------------- ------------
TOTAL LIABILITIES, MINORITY INTEREST AND
  STOCKHOLDERS' EQUITY (DEFICIT)                  $     941,089  $   960,008
						  ============== ============



		BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                             Schedule of Investments
                     September 30, 2003 and December 31, 2002



                                            September 30, 2003
                                                   (Unaudited)

                                        Number of
                      Description of	Shares Owned                       Fair
Company         	Business         (or %)              Cost         Value

Canyon Shadows      	Real estate              10% $  1,131,961  $    845,626 (e)

IPO/Emerging Growth
Company, LLC      	Start-up                 33%      100,000           -0- (f)

San Diego Soccer
Development       	Dormant company      350,000      164,658           -0- (f)

Other					       8,000       15,962           -0- (f)

Bio-Friendly
Corporation       	Start-up             437,500      180,000           -0- (f)

Microsignal
Corporation       	Medical Technology 1,250,000            -        75,000 (g)

Las Vegas Soccer
Development       	Start-up           1,020,000       20,000           -0- (f)
						     ------------  ------------
		Total				     $  1,612,581  $    920,626
						     ============  ============

                                             December 31, 2002

Canyon Shadows      	Real estate              10% $  1,131,961  $    937,424 (e)

IPO/Emerging Growth
Company, LLC      	Start-up                 33%      100,000           -0- (a)

San Diego Soccer
Development       	Soccer franchise     350,000      164,658           -0- (c)

Other					       8,000	   15,962	    -0- (f)

Bio-Friendly
Corporation       	Start-up             437,500      180,000           -0- (d)

Las Vegas Soccer
Development       	Start-up           1,020,000       20,000           -0- (d)
						     ------------  ------------
                 Total                               $  1,612,581  $    937,424
						     ============  ============

Note - All of the above investments, with the exception of Microsignal Corporation, are considered non-income producing securities.



	BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
              	Schedule of Investments (Continued)
             September 30, 2003 and December 31, 2002


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

e) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

f) At December 31, 2002, the Company's Investment Committee determined that the Company is unlikely to recover its investments in these companies, and elected to value the investments at zero. The board maintains the same opinion at September 30, 2003.

g) During the quarter ended September 30, 2003, the Company obtained 1,250,000 shares of Microsignal, Corp. The shares had been pledged as collateral on a note receivable that was defaulted upon during the period. The Company's Investment Committee has determined to value this investment at its market value on the date obtained, which was $0.06 per share.



                  BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                           Consolidated Statements of Operations
                                      (Unaudited)


                                        For the                  For the
                                   Nine Months Ended       Three Months Ended
                                        September 30,           September 30,
                                     2003       2002          2003	 2002

REVENUES

 Other income                 $     1,900 $     8,132 $         -  $    1,900
			      ----------- ----------- -----------  ----------
  Total Revenues                    1,900       8,132           -       1,900
			      ----------- ----------- -----------  ----------
EXPENSES

 General and administrative       401,066     491,689     157,380     211,470
 Bad debt expense                   4,404       6,000           -       6,000
 Depreciation and amortization      9,860      25,920       3,251       8,640
			      ----------- ----------- -----------  ----------
  Total Expenses                  415,330     523,609     160,631     226,110
			      ----------- ----------- -----------  ----------
LOSS FROM OPERATIONS             (413,430)   (515,477)   (160,631)   (224,210)
			      ----------- ----------- -----------  ----------
OTHER INCOME (EXPENSE)

 Interest expense                (169,424)   (135,865)    (38,058)    (53,714)
 Gain on forgiveness of debt	1,034,670   1,184,752   1,034,670	    -
 Gain on debt default              62,000           -      62,000           -
 Gain on disposal of assets         3,500      45,000           -      45,000
			      ----------- ----------- -----------  ----------
  Total Other Income (Expense)    930,746   1,093,887   1,058,612      (8,714)
			      ----------- ----------- -----------  ----------
NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS            517,316     578,410     897,981    (232,924)

INCOME (LOSS) FROM
 DISCONTINUED OPERATIONS          (33,352)     23,495     (20,912)     (1,685)
			      ----------- ----------- -----------  ----------
NET INCOME (LOSS)             $   483,964 $   601,905 $   877,069  $ (234,609)
			      =========== =========== ===========  ==========
BASIC INCOME (LOSS) PER SHARE

 Continuing operations        $      0.02 $      0.09 $      0.03  $    (0.02)

 Discontinued operations            (0.00)       0.00       (0.00) 	(0.00)
			      ----------- ----------- -----------  ----------
Basic (Income) Loss Per Share $      0.02 $      0.09 $      0.02  $	(0.02)
			      =========== =========== ===========  ==========
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING          29,884,048   6,426,188  35,469,957  12,237,736
			      =========== =========== ===========  ==========
Fully Diluted Income (Loss)
    Per Share                 $      0.02 $      0.08 $      0.03  $	(0.02)
			      =========== =========== ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.



                 BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                   (Unaudited)


						     For  the  Nine  Months Ended
                                                              September 30,
                                                         2003             2002
CASH FLOWS FROM OPERATING
ACTIVITIES

Net income from continuing operations              $ 	517,316    $	 578,410
  Adjustments to reconcile net loss to net
  cash used by operating activities:
    Depreciation and amortization                         9,860     	  25,920
Gain on forgiveness of debt			     (1,034,670)      (1,136,952)
Common stock issued for services                      	  9,500	     	  19,236
Discontinued operations:
  Net (loss)                                            (33,352) 	  (6,505)
  Gain on forgiveness of debt                                 -      	  30,000
  Changes in operating assets and
  liabilities:
  Decrease in accounts and notes
  receivable	                                          4,338     	  19,428
  Decrease in prepaid expenses                              368                -
  Decrease in other assets                                    -              169
  Increase (decrease) in accounts
  payable                                               197,586   	(129,842)
  Increase in other liabilities                         106,563   	  35,436
  Increase (decrease) in discontinued
  operation, net liabilities                           	 33,352    	 (23,495)
						  -------------	   -------------
Net Cash Used in Operating Activities                  (189,139) 	(588,195)
						  -------------	   -------------
CASH FLOWS FROM INVESTING
ACTIVITIES

Increase in investments                                 (75,000) 	       -
Receipt of cash distributions on
investment                                             	 91,798    	  73,401
Proceeds from partial sale of investment                200,000   	       -
						  -------------	   -------------
Net Cash Used in Investing Activities                	216,798   	  73,401
						  -------------	   -------------
CASH FLOWS FROM FINANCING
ACTIVITIES

Receipts on notes receivable                             69,474    	       -
Payments on notes receivable                            (78,534) 	       -
Proceeds from notes payable                               5,536     	 195,000
Payment of notes payable                                (30,536) 	 (10,417)
Receipt of subscription receivable                   	      -          202,368
Cash received on subscription payable                    10,000    	       -
Stock issued for cash                                         -          127,956
						  -------------	   -------------
Net Cash Provided by Financing
Activities                                           	(24,060) 	 514,907
						  -------------	   -------------
NET DECREASE IN CASH                                      3,599     	     113

CASH, BEGINNING OF PERIOD                                   749              764
						  -------------	   -------------
CASH, END OF PERIOD                                $  	  4,348      $       877
						  =============	   =============




                 BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)
                                    (Unaudited)



                                               	     For the Nine Months Ended
                                                            September 30,
                                                          2003       	    2002
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Interest paid                                      $          -      $         -
Income taxes paid                                  $          -      $         -

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion of
 debentures and interest and other debt            $   644,539 	     $   195,055
Common stock issued for services                   $     9,500       $	  19,236
Common stock issued for prepaid expenses           $ 	56,000       $	       -
Common stock issued for subscription receivable    $	22,500       $	       -




               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          	    September 30, 2003 and December 31, 2002



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent consolidated audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $15,790,000 as of September 30, 2003. The Company also has certain debts that are in default at September 30, 2003. The Company's stockholders' deficit at September 30, 2003 was $2,038,312, and its current liabilities exceeded its current assets by $2,270,331.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable If the Company is unable to obtain adequate capital it could be forced to cease operations.

In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, (2) converting promissory notes into common stock and (3) entering into acquisition agreements with profitable entities with significant operations. In addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MATERIAL EVENTS

Minority Interest

On May 26, 2003 the Company entered into a Memorandum of Understanding with an individual whereby the Company would organize a new subsidiary and sell a 21% interest to the individual for $200,000. Immediately following the signing, the Company would transfer the control of the Canyon Shadows LP to the new corporation. Thereafter, the individual would be entitled to 21% of the quarterly distributions from Canyon Shadows LP or $5,000 whichever is greater. After twenty-four months the individual has the option to sell her interest back to the Company for $200,000. As of September 30, 2003, the Company has not yet formed the subsidiary entity, but has been making cash payments to the individual totaling 21% of the Company's monthly distribution from the Canyon Shadows investment.

Stock Issuances

During the period ended September 30, 2003, the Company issued 5,000,000 shares of common stock at $0.01 per share for prepaid consulting services, 500,000 shares for consulting services rendered at $0.007 per share, 1,000,000 shares for certain administrative services (500,000 for prepaid services, and 500,000 for services rendered) at $0.012 per share, 9,435,680 shares at market value per share as payment of accrued officer wages, and 20,000,000 shares at market value per share in settlement of debt. The Company issued an additional 4,240,000 shares at market value per share in order to settle certain outstanding debts, 4,550,000 shares at $0.005 per share for subscriptions receivable, and 6,959,000 shares at prices ranging from $0.01 to $0.30 per share in conversion of debentures and the related debts. Further, the Company collected $10,000 for 5,000,000 shares of stock, which have yet to be issued (see Note 5).

Major Settlement of Debt

On September 17, 2003, the Company signed a Revised and Restated Settlement Agreement and Mutual General Release with Mr. Steven Slagter, one of the Company's significant creditors, whereby the Company issued 20,000,000 shares of unregistered, restricted, rule 144 common stock to Mr. Slagter, in exchange for Mr. Slagter's stipulation to forgive debts payable to him from the Company totaling $1,432,086. The Company recorded a gain on settlement of debt of $1,032,086 on this transaction. As a stipulation of this Settlement Agreement, the Company also issued 9,435,680 shares of common stock to its president, Robert Braner, as payment of accrued wages through June 30, 2003.

NOTE 4 - SUBSEQUENT EVENT

On October 27, 2003, the Company agreed to terms on a Settlement Agreement and Release with San Diego Soccer Development Corporation ("SDSDC") whereby SDSDC agreed to pay the Company $125,000 in cash,100,000 shares of SDSDC common stock,and warrants to purchase an additional 100,000 shares of SDSDC common stock at $1.00 per share. As of September 30, 2003, SDSDC owes the Company $855,145 in loan principal and interest.

NOTE 5 - STOCK SUBSCRIPTIONS PAYABLE

In April and May 2003, the Company received $10,000 in cash from an unrelated investor as consideration for 5,000,000 shares of common stock. The Board approved the issuances of the shares, and the Company reflected the transaction as stock for cash. However, subsequent to June 30, 2003, the investor and the Company recommenced negotiations as to whether or not the investor wishes to receive stock for this investment, or rather, to have it accounted for as an interest-bearing note. Until such time that the parties come to an agreement with respect to these funds,the $10,000 will be classified as a stock subscription payable.


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


ANALYSIS OF FINANCIAL CONDITION

The third quarter of 2003 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

Revenues. Revenues for the nine months ended September 30, 2003 decreased by $6,232 or 77% to $1,900 from $8,132 for the nine months ended September 30, 2002. This decrease was primarily due to the absence of development income.

Operating Expenses. Expenses for the nine months ended September 30, 2003 decreased by $108,279 or 21% to $415,330 from $523,609 for the nine months ended September 30, 2002. General and administrative expenses for the nine months ended September 30, 2003 decreased by $90,623 or 18% to $401,066 from $491,689. This decrease was primarily due to a reduction in operations.

Changes in Financial Condition, Liquidity and Capital Resource.

For the nine months ended September 30, 2003 the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of September 30, 2003, the Company had cash of $4,348.

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

ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Bank of Hemet - This case involved a loan to PR Equities, with Peacock Financial Corporation as the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. In December 2001, the firm, Jaeger & Kodner, LLC purchased the bank's position.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS:

During the nine months ended September 30, 2003, the Company issued 5,000,000 shares of its restricted common stock for cash at $0.02 per share. In addition, the Company issued 4,240,000 shares at $0.01 per share in order to settle certain outstanding debts, 4,550,000 shares at $0.005 per share for subscriptions receivable, and 6,959,00 shares at prices ranging from $0.01 to $0.30 per share in the conversion of debentures and other related debt at various prices per share, and issued 500,000 shares for services rendered at $0.07 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5. OTHER INFORMATION: NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a) Exhibits:

       - Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
       - Exhibit 99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.
       - Exhibit 99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
       - Exhibit 99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

       (b) Reports on Form 8-K

       -  Exhibit 99.5 Form 8-K filed on September 24, 2003

Exh. 99.5

                                   FORM 8-K

                                CURRENT REPORT

ITEM 5. OTHER ITEMS

The Slagter v. Peacock Real Estate Development, et. al, complaint was filed on July 7, 2000 in Superior Court, County of San Diego. The court entered judgment in favor of Slagter on or about April 10, 2001 in the amount of $1,345,404.50. There have been numerous attempts to reach a compromise and settlement of the judgment by the Company. On September 18, 2003 the Board of Directors approved a settlement with Slagter as follows: $200,000.00 in the form of 20,000,000 shares valued at .01 of the Companys Common Stock. The Company has the option to repurchase 10,000,000 shares from Mr. Slagter at a price of .005 per shares for a period of up to one year from the date of the executed Settlement Agreement. At Mr. Slagters stipulation and as a part of the settlement, 9,435,680 shares valued at $0.025 of the Companys Common Stock has been issued to Robert Braner, CEO of the Company, for accrued and unpaid compensation as of June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  September 24, 2003




				SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Broadleaf Capital Partners, Inc.


                              By:
                              /s/ Robert A. Braner
                              -------------------------------------
                              Robert A. Braner, Interim CEO
			      Dated: November 25, 2003