Form 10KSB
period 2003-12-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2004-04-15
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


(Mark One)
   [X]Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934 for the fiscal year ended December 31, 2003.

   [  ]Transition  report  under Section 13 or 15(d) of the Securities Exchange
      Act   of   1934   for   the  transition   period   from   to.


      Commission file number:2-91651-D


                       BROADLEAF CAPITAL PARTNERS, INC.
       (Exact name of small business issuer as specified in its charter)


            NEVADA                 88-0490034
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

           5440 W. SAHARA AVENUE, SUITE 202, LAS VEGAS, NEVADA 89146
             (Address of principal executive office)   (Zip Code)

                                (702) 736-1560
                          (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes       X                                 No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

      Issuer's revenues of its most recent fiscal year was $1,900.

      The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of March 31, 2004 was $0.01 based on the average bid and ask prices during February and March 2004.

      As of December 31, 2003, the number of outstanding shares of the issuer's common stock, $0.001 par value was 75,773,888 shares.


                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

                               TABLE OF CONTENTS

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS..............................................3

ITEM 2.  DESCRIPTION OF PROPERTY..............................................6

ITEM 3.  LEGAL PROCEEDINGS....................................................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................6

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.............6

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
         RESULTS OF OPERATIONS...............................................10

ITEM 7.  FINANCIAL STATEMENTS................................................12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES.........................12

ITEM 8A CONTROLS AND PROCEDURES..............................................12


                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................13

ITEM 10.  EXECUTIVE COMPENSATION.............................................14

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS............................15

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................15

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .............................16

SIGNATURES...................................................................17

INDEX TO EXHIBITS............................................................18

                                    PART I

ITEM  1.    DESCRIPTION OF BUSINESS

      OVERVIEW

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

      BUSINESS STRATEGY

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

iNetPartners, Inc.

Peacock Financial, the Company's former name holds a 51 percent interest in iNetPartners, Inc. The Company has recently signed a Letter of Intent with Daniels Advisory Group, which is expected to acquire the majority interest and will bring a new operating entity into iNetPartners.

San Diego Soccer Development Corporation

The Company currently owns approximately 350,000 shares of San Diego Soccer Development Corporation (SDSDC). SDSDC has begun a restructuring and had recently changed its name to Soccer Development of America.

Bio-Friendly Corporation

The Company invested $180,000 for 437,500 shares of common stock at 40 cents a share of Bio-Friendly Corporation, a fuel technology company.

ITEM  2.    DESCRIPTION OF PROPERTY

The Company's principal executive and administrative offices are located at 5440 W. Sahara Avenue, Suite 202, Las Vegas, Nevada 89146, where the Company occupies approximately 150 square feet of leased office space.

ITEM  3.    LEGAL PROCEEDINGS

The proceedings were pending in the Superior Court of the State of California, County of San Diego as Case Number 751034. The proceedings began in July, 2000. The Plaintiff was Steven Slagter. The case involved an action brought against PR Equities, with Peacock Financial Corporation, the Company's former name, as the General Partner. It involved the collection of approximately $900,000 on a promissory note. The court entered judgment in favor of Slagter on or about April 10, 2001 in the amount of $1,345,404.50. There have been numerous attempts to reach a compromise and settlement of the judgment by the Company. On September 18, 2003, the Board of Directors approved a settlement with Slagter as follows: $200,000 in the form of 20,000,000 shares valued at $.01 of the Company's Common Stock. The Company has the option to repurchase 10,000,000 shares from Mr. Slagter at a price of $.005 per share for a period of up to one year from the date of the executed Settlement Agreement. As part of the overall settlement, at Mr. Slagter's insistence as a part of the settlement, 9,435,680 shares valued at $0.025 of the Company's Common Stock has been issued to Robert Braner, CEO of the Company, in exchange for accrued and unpaid compensation as of June 30, 2003.

The proceedings were pending in in District Court of Clark County, Nevada, as case No A415115. The Plaintiff was D. Garrett Martin. The case involves an unpaid Consulting agreement wherein a judgment was entered against the Company for $21,800. The Company entered into a satisfaction of judgment on October 7, 2003 in the amount of $6,000.

The proceedings were pending in the Superior Court of the State of California, County of Riverside as Case No. RIC341872. The proceedings began on April 19, 2000. The Plaintiff is the City of San Jacinto. The proceedings involve the alleged delinquency of payments of the property and Mello Roos taxes on 105 parcels of real property owned by PR Equities, where Peacock Financial Corporation, the Company's former name, is the General Partner. The properties were encumbered with taxes and the Company determined the properties were not a viable investment and the properties were foreclosed on for the tax liability.

The proceedings were pending in the Superior Court of the State of California, County of Riverside as Case No. RIC319951. The proceedings began on November 5, 1998. The Plaintiff was Bank of Hemet. This case involved a loan to PR Equities, with Peacock Financial Corporation, the Company's former name, as the General Partner. The loan went into default and an abstract of judgment had been filed for nearly $1,000,000. This case was settled for $100,000 to be paid over a period of eighteen months. In December 2001, the bank's position was purchased by the firm, Jaeger & Kodner, LLC, which settled in November 2002 for $280,000.

The proceedings are pending in Superior Court of the State of California, County of Riverside as Case No. INC024172. The proceedings began on August 8, 2001. The Plaintiff is First Miracle Group. The case relates to an alleged loan in the amount of $100,000 in relation to Dotcom Ventures, LLC. Settlement negotiations are ongoing.

The proceedings were pending in Superior Court of the State of California, County of Los Angeles, South District. The proceedings began on January 31, 2001. The Plaintiff is Helen Apostle. This case involved an action for approximately $90,000 involving an allegedly defaulted loan. The Company is involved in settlement negotiations and the case is currently unresolved.

The proceedings are pending in Superior Court of the State of California, County of Riverside as Case No. RIC359405. The proceedings began in June 2001. The principal party is the Company. The Company instituted legal proceedings against former members of the management of Peacock Financial Corporation, the former name of the Company, and the former management of Dotcom Ventures, LLC. The case is currently pending and a trial date has not been set. One of these former members has brought a breach of contract cross complaint against the Company seeking $20,110.

In a related proceeding pending in Superior Court of the State of California, County of Riverside as Case No. RIC382702, Steve Peacock instituted legal proceedings against the Company alleging breach of contract. The case is currently pending and a trial date has not been set.

The proceedings were pending in the Supreme Court of the State of New York, County of New York as Case No. 602578/02. The proceedings began on July 18, 2002. The Plaintiff was 2 Bad Johns Records, Inc. The case involved a certain debenture in the amount of $50,000 permitting the conversion to Broadleaf Capital common stock. A dispute arose between Broadleaf and 2 Bad Johns regarding the conversion terms of the original debenture. The case was settled with Broadleaf issuing to 2 Bad Johns a debenture in the amount of $50,000 and delivering to Bondy & Schloss LLP, as escrow agent, 4,000,000 shares of its common stock.


ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2003 and December 31, 2002. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

                                    Low          High

      Q 1- 2003                      $ 0.00       $ 0.01
      Q 2- 2003                        0.01         0.02
      Q 3- 2003                        0.01         0.03
      Q 4- 2003                        0.00         0.01

      Q 1- 2002                      $ 0.06       $ 0.55
      Q 2- 2002                        0.04         0.25
      Q 3- 2002                        0.01         0.05
      Q 4- 2002                        0.00         0.02

      RECORD HOLDERS

There is only one class of common stock. As of December 31, 2003, there were approximately 3,500 shareholders of record for the Company's common stock and a total of 81,468,785 shares of common stock issued and outstanding.

The holders of common stock are entitled to one vote per share of common stock on all matters to be vote on by the stockholders. There are no cumulative voting rights. Subject to preferences that may be applicable to any outstanding preferred stock, the holders of common stock are entitled to receive dividends, if any, as may be declared by the board of directors out of funds legally available for dividends. In the event of a liquidation, dissolution or winding up, the holders of common stock are entitled to share ratably in the net assets remaining after payment in full of all liabilities, subject to the prior rights of preferred stock, if any, then outstanding. There are no redemption or sinking fund provisions applicable to the common stock.

      DIVIDENDS

The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future.

      RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

On or about September 24. 2003, the Company issued 9,435,680 shares of its common stock to the Company's President and CEO, Robert A. Braner for accrued and unpaid compensation.

This transaction is considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemptions at Section 4(2) and/or 4(6) of said Act.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

      Results of Operations

Analysis of the calendar year ended December 31, 2003 compared to the calendar year ended December 31, 2002.

For the calendar year ended December 31, 2003, revenues were approximately $1,900 compared to $10,226 for the calendar year ended December 31, 2002, a decrease of $8,326. The decrease was due to the concentration on the reduction of the debt rather than generating revenues.

G&A expense decreased to $498,881 for the calendar year ended December 31, 2003 from $927,470 for the calendar year ended December 31, 2002, a decrease of $428,589. The decrease in G&A was due to the decrease in professional services and the cost of operating.

Depreciation expense for the calendar year ended December 31, 2003 was $9,984 compared to $34,560 for the calendar year ended December 31, 2002, a decrease of $24,576. The decrease resulted from the method of depreciations.

Interest expense for the calendar year ended December 31, 2003 was $217,140 compared to $353,069 for the calendar year ended December 31, 2002 a decrease of $135,929. The decrease is due to the debt reduction.

        Liquidity and Capital Resources

On December 31, 2003 the Company had assets of $949,471 compared to $960,008 on December 31, 2002, a decrease of $10,537. The Company had a total stockholders' deficit of $2,040,548 on December 31, 2003 compared to $3,453,252 on December 31, 2002, a decrease of $1,412,704.

On  December  31,  2003  the  Company  had  Property  and  Equipment    (net of
depreciation) of $10,038 compared to $20,022 on December 31, 2002, or an decrease of $9,984, which is a result of the disposition of equipment.

Going Concern - The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The Company's consolidated financial statements have been prepared on the assumption the Company will continue as a going concern. Management believes that current operations will continue to provide sufficient revenues to meet operating costs and expansion.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.



ITEM  7.    FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Broadleaf Capital Partners, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the year ended December 31, 2003 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-11 and are incorporated herein by this reference.

































                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2003 AND 2002

                                   CONTENTS


Independent Auditors'
Report............................................3

Consolidated Balance
Sheets............................................4

Consolidated Schedules of
Investments.......................................6

Consolidated Statements of
Operations........................................8

Consolidated Statements of Stockholders' Equity
(Deficit)........................................10

Consolidated Statements of Cash
Flows............................................14

Notes to the Consolidated Financial
Statements.......................................16

                         INDEPENDENT AUDITORS' REPORT


Broadleaf Capital Partners, Inc. and Subsidiaries
Board of Directors
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Broadleaf Capital Partners, Inc. and Subsidiaries as of December 31, 2003 and 2002, including the consolidated schedules of investments as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2003, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed more fully in Note 4 and 6 to the financial statements, "investments" and "other investments" amounting to $922,374 (97% of net assets) at December 31, 2003 have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadleaf Capital Partners, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
April 12, 2004


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets


                                    ASSETS
				-------------
                                                            December 31,
							--------------------
                                                          2003         	2002
							---------  ---------
CURRENT ASSETS

   Cash                                              	$   3,075  $     749
   Accounts receivable - related, net (Note 8)             12,753          -
   Prepaid expenses                                             -        367
							---------  ---------
     Total Current Assets                                  15,828      1,116
							---------  ---------
FIXED ASSETS, NET (Notes 3 and 5)                          10,038     20,022
							---------  ---------
OTHER ASSETS

   Investments in limited partnerships (Note 4)           815,983    937,424
   Other investments (cost - $100,000) (Note 6)		  106,391	   -
   Other assets                                               890        890
   Assets associated with discontinued operations             341        556
							---------  ---------
     Total Other Assets                                   923,605    938,870
							---------  ---------
     TOTAL ASSETS  	                                $ 949,471  $ 960,008
							=========  =========


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets (Continued)


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               December 31,
							------------------------
	                                                     2003           2002
							---------   ------------
CURRENT LIABILITIES

 Accounts payable                                    $    516,169  $     505,425
 Accrued expenses - officers and directors                 40,362        120,893
 Accrued expenses                                         310,798        272,828
 Accrued interest                                         307,130        275,999
 Judgments payable (Note 9)                               215,145      1,574,802
 Notes payable - current portion (Note 7)                 521,437        850,944
 Liabilities associates with discontinued operations      353,978        312,369
						     ------------  -------------
   Total Current Liabilities                            2,265,019      3,913,260
						     ------------  -------------
LONG-TERM DEBT

 Notes payable - long term (Note 7)                       525,000        500,000
						     ------------  -------------
   Total Liabilities                                    2,790,019      4,413,260
						     ------------  -------------
COMMITMENTS AND CONTINGENCIES (Note 9)

MINORITY INTEREST (NOTE 4)                                200,000   	       -
						     ------------  -------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 10,000,000 shares
   authorized at $0.01 par value;
   515,300 shares issued and outstanding                    5,153  	   5,153
   authorized at $0.001 par value;
   75,773,888 and 24,089,208 shares
   issued and outstanding, respectively                    75,774         24,090
 Additional paid-in capital                            13,731,300     12,794,424
 Subscriptions payable                                     10,000              -
 Expenses prepaid with common stock                       (3,000)              -
 Accumulated deficit                                 (15,859,775)   (16,276,919)
						     ------------  -------------
     Total Stockholders' Equity (Deficit)             (2,040,548)    (3,453,252)
  						     ------------  -------------
     TOTAL LIABILITIES, MINORITY INTERST, AND
      STOCKHOLDERS' EQUITY (DEFICIT)                 $    949,471  $     960,008
						     ============  =============


  The accompanying notes are an integral part of these consolidated financial statements.

                                            #

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                           Schedule of Investments

                               December 31, 2003

			Description of     Shares Owned				Fair
Company         	Business           (or %)            Cost	     	Value
---------------		---------------- --------------    --------------   -----------

Canyon Shadows		 Real estate                 1%    $	1,131,961  $	815,983 (a)

Nutek Oil		 Start-up                  100,000	      25,000       25,000 (b)

International Sports
  & Media Group, Inc.	 Start-up		   100,000	         -0-       10,000 (c)

Silverleaf Venture
   Fund, Ltd.		 Start-up                     100%	      75,000       71,391 (d)
							      --------------  -----------
	Total						      $    1,231,961  $	  922,374
							      ==============  ===========


                               December 31, 2002

                                 	    Number of
            		Description of      Shares Owned                       Fair
Company 	    	Business            (or %)            Cost 	       Value
----------------	----------------- ----------------  ---------------  ------------
Canyon Shadows		Real estate			1%  $     1,131,961  $    937,424 (a)
							    ---------------  ------------
         Total						    $     1,131,961  $    937,424
							    ===============  ============


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Schedule of Investments (Continued)


   a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

   b) During the year ended December 31, 2003 the Company invested $25,000 in Nutek Oil, Inc. The Company's Investment Committee has determined the cash purchase price of the investment to be a fair valuation of the investment at December 31, 2003.

   c) During the year ended December 31, 2003, the Company entered into a Settlement Agreement with International Sports and Media Group, Inc. ("ISMG") whereby the Company settled ISMG's debt payable to the Company. As a part of this Settlement Agreement, the Company received 100,000 shares of ISMG's common stock, the market price of which was $0.10 per share on the date the Agreement was executed. The Company's Investment Committee has concluded that this is a fair means of valuing the investment at December 31, 2003.

   d) During the year ended December 31, 2003, the Company formed a wholly-owned subsidiary called Silverleaf Venture Fund, Ltd. ("Silverleaf"). Since inception, Silverleaf has acted as a holding company for some of the Company's investments. At December 31, 2003, the Company's Investment Committee determined that the most appropriate means of valuing the Company's investment in Silverleaf was at the total of Silverleaf's assets as of December 31, 2003.

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

	                                              For the Year Ended
 	                                                  December 31,
					------------------------------------------
 	                                          2003          2002          2001
					--------------	------------  ------------
INVESTMENT REVENUE

   Management consulting fees           $            -  $          -  $		 -
   Property management and
    administrative income	                     - 	           -		 -
   Website development	                             -		   -             -
   Other income                         	 1,900	      10,226        15,125
					--------------	------------  ------------
     Total Revenues	                         1,900	      10,226        15,125
					--------------	------------  ------------
EXPENSES

   General and administrative	               498,881	     927,470     2,519,661
   Bad debt expense	                             -		   -       500,541
   Depreciation		                         9,984	      34,560        40,182
					--------------	------------  ------------
     Total Expenses	                       508,865	     962,030     3,060,384
					--------------	------------  ------------
NET INVESTMENT LOSS	                     (506,965)     (951,804)   (3,045,259)
					--------------	------------  ------------
OTHER INCOME (EXPENSE)

   Gain on forgiveness of debt		     1,079,614       659,166             -
  Interest income	                             -		   -        26,062
   Interest expense	                     (217,140)     (353,069)	 (167,934)
   Other income		                       171,500        52,441             -
   Unrealized loss on investments	      (71,541)             -    (394,289 )
   Gain on disposition of assets 	         3,500      (43,803) 	  (43,324)
					--------------	------------  ------------
   Total Other Income (Expense)		       965,933       314,735     (579,485)
 					--------------	------------  ------------
INCOME (LOSS) FROM CONTINUING
 OPERARION BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS		       458,968     (637,069)   (3,624,744)

Income taxes (Note 2)	                             -             -  	 	 -
					--------------	------------  ------------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS	                               458,968     (637,069)   (3,624,744)
					--------------	------------  ------------
LOSS FROM DISCONTINUED
 OPERATIONS NET OF ZERO TAX EFFECT
 (Note 13)	                              (41,824)      (15,921)      (30,342)
					--------------	------------  ------------
NET INCOME (LOSS)			$      417,144  $  (652,990)  $(3,655,086)
					==============	============  ============

		BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)

						      For the Year Ended
 	                                                  December 31,
					------------------------------------------
 	                                          2003          2002          2001
					--------------	------------  ------------



BASIC INCOME (LOSS) PER SHARE

   Continuing operations	        $	  0.01	$     (0.04)  $	    (2.76)
   Discontinued operations                      (0.00)	      (0.00)	    (0.02)
					--------------	------------  ------------
   Basic Income (Loss) Per Share        $	  0.01	$     (0.04)  $     (2.78)
					==============	============  ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING	                    41,450,802	  17,657,498     1,313,955
					==============	============  ============


                                                      For the Year Ended
 	                                                  December 31,
					------------------------------------------
 	                                          2003          2002          2001
					--------------	------------  ------------

DILUTED INCOME (LOSS) PER SHARE

   Continuing operations	        $	  0.01 	$     (0.04)  $	    (2.76)
   Discontinued operations	                (0.00)	      (0.00) 	    (0.02)
					--------------	------------  ------------
   Diluted Income (Loss) Per Share	$	  0.01	$     (0.04)  $	    (2.78)
					==============	============  ============
DILUTED WEIGHTED AVERAGE
 NUMBER OF SHARES OUTSTANDING           $   44,450,802	  17,657,498	 1,313,955
					==============	============  ============

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                          December 31, 2003 and 2002


                                           				    			Expenses
 			Preferred Stock 	Common Stock  	  Additional			Prepaid With
			--------------------	----------------- Paid-in	Subscriptions	Common		Subscriptions	Accumulated
			Shares	      Amount	Shares     Amount Capital	Receivable	Stock		Payable		Deficit
			-------	     -------	---------  ------ ------------	------------	-------------	-------------	-------------
Balance,
December 31, 2000	545,300	      $5,453	  769,318  $  769 $ 11,467,018	$   (286,056)	$	   -	$	    -	$(11,968,843)

Debentures converted
to common stock		      -		   -	1,005,298   1,005      512,907	      (4,000)		   -		    -		    -

Common shares issued
for cash	              -		   -	  321,767     322      260,912		    -		   -		    -		    -

Common shares issued
for subscriptions
receivable		      -		   -	  210,750     211       84,526	     (84,737)		   -		    -		    -

Cash received on
subscriptions receivable      -		   -		-	- 	     -	       27,455		   -		    -		    -

Preferred shares
cancelled	       (20,000)	       (200)		-	-	     -		    - 		   -		    -		    -

Preferred shares converted
to common shares on
1-for-1 basis	       (10,000)	       (100)	      100	1	    99		    -		   -		    -		    -

Common shares cancelled	      -		   -	  (3,725)     (4)	     4		    -		   -		    -		    -
			-------	     -------	---------  ------ ------------	-------------	------------	-------------	-------------
Balance Forward		515,300	     $ 5,153	2,303,508  $2,304 $ 12,325,466	$   (347,338)	$	   -	$	    -	$(11,968,843)
			-------	     -------	---------  ------ ------------	-------------	------------	-------------	-------------

             BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                          December 31, 2003 and 2002


                                    				  	   			Expenses
			Preferred Stock	        Common Stock  	    Additional 			Prepaid With
			--------------------	------------------- Paid-in	  Subscriptions	Common		Subscriptions	Accumulated
			Shares        Amount    Shares     Amount   Capital	  Receivable	Stock		Payable		Deficit
			-------	     -------	---------  -------- ------------  ------------	-------------	-------------	-------------

Balance Forward		515,300	     $ 5,153	2,303,508  $  2,304 $ 12,325,466  $  (347,338)	$	    -	$	    -	$(11,968,843)

Dividends accrued on
 preferred shares	      - 	   - 		-  	  -     (22,479)	     - 		    -		    -		    -

Net loss for the year
 ended December 31,
 2001		              -		   - 		-	  -	     -		     -		    -			  (3,655,086)

Balance,
 December 31, 2001      515,300	       5,153    2,303,508     2,304   12,302,987     (347,338)		    -		    -	 (15,623,929)

Cash received on
 subscription receivable      -		   -	        - 	  - 	       -	10,068		    -		    -		    -

Common stock issued for
 cash and subscription
 receivable		      -		   -	11,169,091   11,169      134,989      (21,000)		    -		    -		    -

Reduction of debt for
 stock subscription	      -		   - 		 -     	  -	       -       200,500		    -		    - 		    -

Common stock issued for
 services	              -   	   -	 1,979,669    1,980	  19,756	     -		    -		    - 		    -

Common stock issued on
 conversion of debt	      -		   -	 8,636,945    8,637	 224,746	     -		    -		    -		    -

Accrued dividends	      - 	   -		 -	  -	(76,197)	     -		    -		    -		    -

Beneficial conversion
 accrual on debentures	      -		   -		 -	  -	 175,000	     -		    -		    - 		    -
			-------	     -------	----------  ------- ------------  ------------	-------------	-------------	-------------
Balance Forward		515,300	     $ 5,153	24,089,213  $24,090 $ 12,781,281  $  (157,770)	$	    -	$	    -	$(15,623,929)
   		        -------	     -------	----------  ------- ------------  ------------	-------------	-------------	-------------


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                          December 31, 2003 and 2002
	                                                       					Expenses
			Preferred Stock	        Common Stock  	    Additional 			Prepaid With
			--------------------	------------------- Paid-in	  Subscriptions	Common		Subscriptions	Accumulated
              		Shares        Amount    Shares     Amount   Capital	  Receivable	Stock		Payable		Deficit
			-------	     -------	---------  -------- ------------  ------------	-------------	-------------	-------------


Balance Forward		515,300	     $ 5,153	24,089,213 $ 24,090 $ 12,781,281  $  (157,770)	$	    -	$	    -	$(15,623,929)

Fair market value of
 warrants		      - 	   -		 -	  -	  13,143	     -		    -		    -		    -

Allowance for
 uncollectible subscriptions  -		   -		 - 	  - 	       -       157,770		    -		    -		    -

Net loss for the year ended
 December 31, 2002	      -		   -		 - 	  -	       -	     -		    -		    -	    (652,990)

Balance,
 December 31, 2002	515,300	       5,153	24,089,208   24,090   12,794,424	     -		    -		    -	 (16,276,919)

Common stock issued on
 conversion of debt	      -		   -	 5,000,000    5,000	  68,511	     -		    - 		    -		    -

Common stock issued for
 services rendered	      -		   -	 2,259,000    2,259	 106,780	     -		    -		    -		    -

Common shares issued for
 services and prepaid
 services		      -		   -	 6,000,000    6,000	  56,000	     -	     (56,000)		    - 		    -

Common stock issued as
 payment of debts	      -		   - 	 9,635,680    9,635	 239,025	     -		    -		    -		    -

Common stock issued as
 settlement of debts	      -		   -    24,240,000   24,240	 473,280	     -		    -		    -		    -

Common stock issued for
 subscriptions receivable     -		   -	 4,550,000    4,550	  17,950      (22,500)		    -		    -		    -

Dividend accrual	      - 	   -		 -	  -	(30,920)	     -		    -		    - 		    -

Beneficial conversion feature
 on convertible debt	      -		   - 		 -	  -	   6,250	     -		    -		    -		    -

Cash received on
 subscriptions receivable     -		   -		 -	  -	       -	22,500		    -		    -		    -

Amortization of prepaid
 services		      -		   - 		 - 	  -	       -	     -	       53,000		    -		    -
			-------	     -------	----------  ------- ------------  ------------	-------------	-------------	-------------
Balance forward		515,300	     $ 5,153    75,773,888 $ 75,774 $ 13,731,300  $	     -	$     (3,000)	$	    -   $(16,276,919)
			-------	     -------	----------  ------- ------------  ------------	-------------	-------------	-------------





                BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                          December 31, 2003 and 2002
												Expenses
			Preferred Stock	        Common Stock  	    Additional 			Prepaid With
			--------------------	------------------- Paid-in	  Subscriptions	Common		Subscriptions	Accumulated
              		Shares        Amount    Shares     Amount   Capital	  Receivable	Stock		Payable		Deficit
			-------	     -------	---------  -------- ------------  ------------	-------------	-------------	------------


Balance forward		515,300	     $ 5,153	75,773,888 $ 75,774 $ 13,731,300  $	     -	$     (3,000)	$	    -	$(16,276,919)

Cash received on
subscriptions payable	      -		   -		 -	  -	       -	     -		    -	       10,000		    -

Net income for the year
ended December 31, 2003	      -		   -		 -	  -	       -	     -		    -		    -	      417,144
			-------	     -------	---------- -------- ------------  ------------	-------------	-------------	-------------
Balance, December 31,
2003	        	515,300      $ 5,153    75,773,888 $ 75,774 $ 13,731,300  $	     -	$     (3,000)	$      10,000	$(15,859,775)
			=======	     =======	========== ======== ============  ============  =============	=============	=============


             BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                          December 31, 2003 and 2002
	 	                                                       For the Year Ended
 			                                                  December 31,
							--------------------------------------------
		 	                                           2003          2002           2001
							---------------	-------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations		$	417,144	$   (637,069)	$(3,624,744)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation			 			           9,984       34,560	      40,182
Allowance for uncollectible subscription
receivable				                               -      157,769 	           -
Beneficial conversion costs					   6,250      175,000 	           -
Warrants issued below market				               -       13,143	           -
Bad debt expense			                               -            -	     500,541
Loss on disposal of assets				               -       43,802	      43,324
Loss on investments, net			                   3,609            -	     394,289
Gain on settlements of debts				     (1,141,497)    (508,498)	   2,083,300
Loss on settlements of debts	 			          90,863            -	           -
Amortization of prepaid expenses (equity)			  53,000	    -              -
Common stock issued for services				 115,040       21,736		   -
Discontinued operations:
Net loss				                          41,824     (15,921)	    (30,342)
Depreciation					                       -            -	       9,640
Changes in operating assets and liabilities:
(Increase) decrease in accounts and
notes receivable 				                       -       24,855	       2,145
(Increase) decrease in other assets				     367        (198)	       5,146
Increase (decrease) in accounts payable				  70,690	6,230         25,698
Increase (decrease) in other liabilities			 111,364      214,414	     256,976
Increase (decrease) in discontinued
 operation reserve	 			                       -       15,921 	     (9,163)
							---------------- ------------	------------
 Net Cash Used in Operating Activities			       (221,362)    (454,256)      (303,008)
							---------------- ------------	------------
CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from investments				         200,000      101,432              -
Purchase of licensing rights					       -            -              -
Purchase of investments 			                (37,735)            - 	   (399,930)
Receipts of investment disbursements				 134,176            -	           -
Increase in investments 		                        (85,000)	    - 		   -
Purchase of property and equipment				       -            -              -
							---------------- ------------	------------
 Net Cash Provided (Used) in Investing Activities		 211,441      101,432	   (399,930)
							---------------- ------------	------------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable			                (38,036)     (10,417) 	           -
Proceeds from long-term borrowings			          30,536      228,000 	     412,500
Proceeds from subscriptions payable				  10,000	    -	           -
Distributions on notes receivable				(79,228)	    -              -
Receipts of payments on notes receivable	   		  66,475
Receipt of subscription receivable			          22,500       10,068 	      27,455
							---------------- ------------	------------
 Net Cash Provided by Financing Activities		$	  12,247 $    352,809	$    701,189
							================ ============	============

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                          December 31, 2003 and 2002

                                                    		    For the Year Ended
 			                                                  December 31,
							--------------------------------------------
		 	                                           2003          2002           2001
							---------------	-------------   ------------


NET DECREASE IN CASH					$	  2,326 $	 (15)	$    (1,749)

CASH, BEGINNING OF YEAR						    749	          764	       2,513
							--------------- -------------	------------
CASH, END OF YEAR					$	  3,075 $	  749   $	 764
							=============== =============	============

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

 Interest paid	 			                $	      - $           -	$	 472
 Income taxes paid 			                $             - $	    - 	$	   -

SUPPLEMENTAL DISCLOSURE OF
 NON-CASH ACTIVITIES

 Common stock issued in conversion
 of debts and interest				        $       819,696 $     233,383	$    509,912
 Common stock issued for services			$	115,040 $      21,736	$          -
 Common stock issued for subscriptions
 receivable  	                                        $	 22,500 $	    -   $	   -
 Common stock issued for prepaid
 services  	                                        $	 56,000 $	    -   $	   -


              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

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

DotCom was organized on July 23, 1999. Peacock acquired its initial 50% ownership with an initial investment of $112,203. On January 5, 2000, the Company acquired the remaining 50% ownership by granting options to acquire a total of 500,000 restricted common shares of the Company at $0.10 per share. DotCom was organized for the purposes of conducting an internet production company and to consult start-up and emerging growth companies with their internet strategies. During the years ended
December   31,   2003,  2002,  and  2001,  DotCom  had  no  significant
operations.

PSI was incorporated in January 2000 to hold and manage investments in professional sports. During the years ended December 31, 2003, 2002, and 2001, PSI had no significant operations.

In January 2000, the Company acquired an 85% ownership interest for $50,000 cash in Orange County Soccer Development Corporation (Orange). The investment was recorded as a purchase. Orange discontinued operations effective December 31, 2000 (Note 13).

In February 2000, the Company acquired an 85% ownership interest for $100,000 cash in Bay Area Soccer Development Corporation (Bay Area). The investment was recorded as a purchase. Effective December 31, 2000, Bay Area discontinued its operations (Note 13).

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 1 - COMPANY BACKGROUND (Continued)

In February 2000, the Company acquired a 53% ownership interest in Riverside County Soccer Development Corporation (Riverside) for $6,000. The investment was recorded as a purchase. Effective December 31, 2000, Riverside discontinued its operations (Note 13).

Broadleaf holds a 51% interest in iNet as of December 31, 2001. iNet was organized under the laws of the State of California on December 15, 1999 with the intent to develop Internet e-commerce applications for both the new and used automotive markets. Effective December 31, 2000, iNet had no significant operations.

Broadleaf's remaining subsidiaries, BAM, BFS, and Brand, were all incorporated in 2001. These subsidiaries have had no operations to date, but were formed with the intent to help forward the Company's business strategy.

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

NOTE 2 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of $15,859,775 and $16,276,919 as of December 31, 2003 and 2002, respectively. The Company also has certain debts that are in default at December 31, 2003. The Company's stockholders' deficit at December 31, 2003 and 2002 was $2,040,548 and $3,453,252,
respectively, and its current liabilities exceeded its current assets by $2,249,191 and $3,912,144, respectively.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

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

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Description     Estimated Useful Life

	Furniture and fixtures		5 to 7 years
	Computers and software		     5 years
	Automobiles			     5 years

c. Basic and Diluted Income (Loss) Per Share

				  2003          2002     2001

Income (loss) (numerator)   $     417,144 $    (652,990)   $(3,655,086)
Shares (denominator)           41,450,802    17,657,498      1,313,955

Per share amount            $        0.01 $       (0.04)   $     (2.78)

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of convertible debt and preferred shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

d. Recent Accounting Pronouncements

During  the year ended December  31,  2003,  the  Company  adopted  the
following   accounting  pronouncements  which  had  no  impact  on  the consolidated financial statements or results of operations:

	SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No.145, Recision of FASB Statements 4, 44, and 64,
		amendment of Statement 13, and Technical Corrections; SFAS No. 146, Accounting for Exit or Disposal Activities;
	SFAS   No.   147,   Acquisitions   of   certain   Financial
		Institutions; and
	SFAS No. 148, Accounting for Stock Based Compensation.
	SFAS  No.149,  Amendment  of Statement  133  on  Derivative
		Instruments and Hedging Activities;
	SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:
                                                 December 31,
                                        2003         2002          2001
    Deferred tax assets:
        NOL Carryover              $   6,191,100 $  6,316,700  $4,610,850
        Related Party                    129,330            -           -

    Deferred tax liabilities:
        Related Party                          -     (331,100)          -

    Valuation allowance               (6,320,430)  (5,985,600) (4,610,850)

    Net deferred tax asset         $           - $          -  $        -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003, 2002, and 2001 due to the following:

                                                     December 31,
                                             2003        2002          2001

        Book income (loss)               $   192,190 $    225,625   1,334,853
        Stock for services/options expense     3,705       (8,480)          -
        Other                                      -       18,295    (395,774)
        Judgments                                  -      (18,190)   (747,282)
        Meals & Entertainment                  4,900            -           -
        Beneficial Conversion                  2,440            -           -
        Unrealized Gain/Loss                  27,900            -           -
        Related Parties                            -        8,650    (129,107)
        Valuation allowance                 (231,075)    (225,900)    (62,690)

                                         $         - $          -  $        -

At December 31, 2003, the Company had net operating loss carryforwards of approximately $15,874,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                   BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Investment Valuation

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

k. Reclassifications

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

l. Restricted Securities

All investments in securities are restricted shares, and have been valued by the Board of Directors. In determining investment values, the Board considers many pertinent factors, including the results of operations of each company.

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS

During 1995, the Company received a $975,000 loan that converted to a grant from the City of Riverside to acquire and rehabilitate a 120-unit apartment complex (see Note 9). During April 1996, the Company was awarded $2,400,000 in Federal tax credits relating to this project. During December 1996, the Company sold the completed project to a tax credit partnership named Canyon Shadows, L.P., retaining a 1% interest as general partner, and receiving a $905,000 capital account in the partnership. During 1999, a $70,000 note held by the Company was transferred to Canyon Shadows, L.P., which was recorded as a capital distribution to the Company (see Note 9). Additional costs were incurred by the Company on behalf of the partnership resulting in a total investment in Canyon Shadows, L.P. of $1,131,961 at December 31, 2000. The Company's Board of Directors determined that the value of this investment approximated the current interest in the partnership. The valuation was based upon projected future occupancy of the apartment unit. In 2002, Canyon Shadows distributed $101,422 to the Company, leaving a balance of $937,424 at December 31, 2002. During the year ended December 31, 2003, Canyon Shadows distributed an additional $134,176 to the Company, while the Company invested an additional $12,734 into the Investment.

On May 26, 2003 the Company entered into a Memorandum of Understanding with an individual whereby the Company is to organize a subsidiary and sell a 21% interest in the subsidiary to the individual for $200,000. Immediately thereafter, the Company would transfer the control of the Canyon Shadows LP to the new subsidiary. Thereafter, the individual is to be entitled to 21% of the quarterly distributions from Canyon Shadows LP or $5,000 whichever is greater. After twenty-four months the individual has the option to sell her interest back to the Company for $200,000. As of December 31, 2003, the Company has not yet formed the subsidiary entity, but has been making cash payments to the individual totaling 21% of the Company's monthly distribution from the Canyon Shadows investment.

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:
                                                 For the Year Ended
                                                    December 31,
                                         2003          2002         2001

     Furniture and fixtures	     $	 3,559	     $   3,559	   $	5,823
     Computers and software		32,669		32,669        126,865
     Other equipment			20,000		20,000	       22,815
					------		------	      -------
                                        56,228		56,228	      155,503

     Accumulated depreciation	       (46,190)	       (36,236)	      (57,119)
				       --------	       --------	      --------
     Net fixed assets		     $  10,038	     $	20,022	   $   98,384
				       ========	       ========	      ========

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $9,984, $34,560, and $40,182 respectively.

NOTE 6 - OTHER INVESTMENTS

During the year ended December 31, 2003, the Company paid $25,000 for 100,000 shares of Nutek Oil, Inc. ("Nutek"). Nutek is a start-up oil and gas exploration entity. The Company has elected to value its investment in Nutek at cost.

During the 2003 fiscal year the Company received 125,000 shares of Microsignal, Inc. from an unrelated entity that had defaulted on its loan to the Company. These Microsignal shares were transferred into the Company's wholly-owned subsidiary Silverleaf Venture Fund, Ltd. ("Silverleaf"). Silverleaf sold the shares at market value, and has subsequently purchased various stocks and short-term investments. The Company has elected to value its investment in Silverleaf at the aggregate market value of Silverleaf's investment account, which, at December 31, 2003, totaled $71,391.

During 2003 the Company reached a Settlement Agreement with International Sports & Media Group, Inc. ("ISME") whereby the Company forgave all of ISME's debts payable to the Company in exchange for a cash payment of $125,000, 100,000 shares of ISME's common stock, and warrants to purchase an additional 100,000 shares of ISME's common stock at $1.00 per share. At the date this Settlement Agreement was executed, the market value of ISME's common stock was $0.10 per share. The Company has elected to value the investment in ISME at its market value on this date, making a total value of $10,000 at December 31, 2003.










               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 7 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2003, 2002, and 2001:

                                                       December 31,
                                           2003           2002         2001
    Note payable at 5%, secured
      by an assignment of
      partnership cash, interest
      payable quarterly, principal due
      January 1, 2007, convertible to
      common stock.                	$  500,000	$ 500,000   $ 500,000

    Note payable at variable rate
      (18.0% at December 31, 2000)
      collateralized by deed of trust on
      real property. Lump sum payment
      was due May 21, 1999, currently
      in default.                            86,854        86,854       86,854

    Note payable at 10%, secured by
      deed of trust, due March 31, 1996,
      currently in default.                  65,000	   65,000	65,000

    Funds borrowed from a related entity	  -	   28,000            -

    Debentures at 10%, unsecured,
      convertible into common shares at the
      option of the holder, all debentures
      are currently in default.       	     359,583      661,090       700,312

    Convertible note payable, accrues
      interest at aRate of 6.0% per annum,
      two-year term.                          25,000            -            -

    Others				      10,000        10,000       10,000
  					  -----------	-----------  -----------

         Total Notes Payable           	   1,046,437     1,350,944    1,362,166
         Less: Current Portion		    (521,437)	  (850,944)    (862,166)
  					  -----------	-----------  -----------
         Long-Term Notes Payable	$    525,000	$  500,000   $  500,000
  					  ===========	===========  ===========








               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002


NOTE 7 - NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows:

       Year Ended
       December 31,                                          Amount

              2003                                        $    521,437
              2004                                                   -
              2005                                             525,000
       2006 and thereafter                                           -
							  ------------
              Total                                       $  1,046,437
							  ============

At December 31, 2003, the Company was in default on its two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements. Accrued interest on these notes totaled $23,950 as of December 31, 2003.

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

b. Housing Grant

In April 1995, the Company acquired a 120-unit apartment complex using a $975,000 loan that was converted to a grant from the City of Riverside, California. The loan is non-recourse and is secured by a second trust deed on the property. If the Company meets certain requirements pertaining to the complex, which have been stipulated by the city, the loan will be forgiven in its entirety. As of December 31, 2003, management has complied with all of the requirements and believes that the repayment of $905,000 (the grant portion) of the $975,000 is highly remote.

a.Stock Escrow and Security Agreement

In October 2003, the Company entered into a Stock Escrow and Security Agreement with Angus Holdings, LLC ("Angus") whereby the Company borrowed $25,000 under the terms of a convertible promissory note. As an additional provision of the

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002


NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

c. Stock Escrow and Security Agreement (Continued)

agreement, the Company deposited 3,000,000 shares of its common stock into escrow, to be released to Angus should the Company default on the terms of its convertible note agreement.

d. Litigation

At December 31, 2003, the Company was party to certain legal proceedings, resulting in judgments payable totaling $2,083,300. The following is a summary of those payables:

During the year, Bank of Hemet received a legal judgment against the Company totaling $932,006. In 2000, however, the Company had negotiated a settlement in this case for $100,000, and booked this amount as a contingent liability at December 31, 2000. In 2001, the Company defaulted on this settlement. As a result, during 2001, the Company recorded the full amount of the judgment, less payments made by the Company to Bank of Hemet. On November 20, 2002, the Company negotiated another settlement on this amount totaling $280,000, payable from proceeds from the Canyon Shadows investment. During 2002, the contingency was recorded at this amount plus interest imputed at an annual rate of 8%. At December 31, 2002, this liability is recorded at $269,535. In 2003, this liability was transferred to an unrelated entity by the name of Jeager and Kodner, LP. ("JK"). The Company negotiated a new settlement with JK whereby JK became entitled to the Company's cash receipts from its Canyon Shadows investment (less 21% - see Note 4), until JK is paid in full. As of December 31, 2003, the Bank of Hemet/JK liability totaled $168,794.

In 2000, a non-related individual filed suit against the Company. Later that year, management negotiated a settlement with this individual totaling $250,000, and the amount was recorded as a contingent liability at December 31, 2000. In 2001 the Company defaulted on the settlement agreement. As a result, during 2001, the Company recorded the full amount of the alleged damages, less payments made by the Company to the individual. On May 21, 2002, the Company negotiated another settlement with this individual totaling $125,000 payable in cash payments and a convertible debenture. Subsequent to May 2002, the Company defaulted on this settlement agreement. As a result, in the current year, the Company recorded the full amount of the alleged damages, less payments made by the Company to the individual, plus interest imputed at an annual rate of 8%. At December 31, 2002, this liability was recorded at $1,238,785. During the year ended December 31, 2003, this amount was settled in full for 20,000,000 shares of the Company's common stock.

In 2001, 1st Miracle Group, Inc. received a legal judgment against the Company totaling $100,000. Management was able to negotiate a settlement on this amount, totaling $20,000. At December 31, 2003, the liability is recorded at the settled amount, plus accrued interest imputed at 8% annually totaling $23,328.


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

In 2001, AMG Consulting brought legal action against the Company, seeking damages of $21,012. During 2003, this amount was settled in full for $6,000 in cash.

In 2002, a former employee received a legal judgment against the Company totaling $20,110. At December 31, 2003, this liability is recorded at the settled amount plus accrued interest imputed at 8% annually for a total liability of $23,021.

NOTE 10 -PREFERRED STOCK

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

NOTE 11 -SEGMENT INFORMATION

At December 31, 2000, the Company operated in three separate and distinct business arenas: website development, business management consulting, and professional soccer franchise management. The Company discontinued its soccer operations in the 2000 fiscal year, and its other segments have been inactive through December 31, 2003.

NOTE 12 -INVESTMENTS AND INVESTMENT VALUATION

On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940 in order to invest in real estate and eligible portfolio companies. This resulted in the Company becoming a specialized type of investment company.

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with
Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 12 -INVESTMENTS AND INVESTMENT VALUATION (Continued)

intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No   single   standard   for   determining  "fair  value...  in   good
faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The investment valuation method adopted in 1982 provides for the Company's Board of Directors to be responsible for the valuation of the Company's investments (and all other assets). In the development of the Company's valuation methods, factors that affect the value of investees' securities, such as escrow provisions, trading volume and significant business changes are taken into account. These investments are carried at fair value using the following four basic methods of evaluation:

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

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 12 -INVESTMENTS AND INVESTMENT VALUATION  (Continued)

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

NOTE 13 - DISCONTINUED OPERATIONS

Effective December 31, 2000, the Company discontinued the operations of the Bay Area, Orange and Riverside soccer subsidiaries. The following is a summary of the loss from discontinued operations resulting from the dissolution of these subsidiaries. The Company has established a reserve for discontinued operations of $311,813 and $295,892 at December 31, 2003 and 2002, respectively, which consists of net liabilities in excess of recoverable assets. No tax benefit has been attributed to the discontinued operations.


							December 31,
                                           2003		   2002		    2001

      REVENUES                 		 $	-	$	-	$	648
					----------	----------	-----------
      OPERATING EXPENSES

        General and administrative		-           2,840	     21,388
        Depreciation and amortization	      216	    9,640	      9,640
					----------	----------	-----------
            Total Operating Expenses          216	   12,480	     31,028
					----------	----------	-----------
      LOSS FROM OPERATIONS                   (216)	  (12,480)	    (30,380)
					----------	----------	-----------
      OTHER INCOME (EXPENSE)

       Loss on disposal of assets		-	   (3,441)		  -
       Interest income				-		-		 72
       Interest expense			  (41,608)		-		(34)
					----------	----------	-----------
          Total Other Income (Expense)	  (41,608)	   (3,441)		 38
					----------	----------	-----------
      LOSS FROM DISCONTINUED
       OPERATIONS			$ (41,824)	$ (15,921)	$   (30,342)
					==========	==========	============

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 14 - STOCK OPTIONS AND WARRANTS

During the year ended December 31, 2001, the Company granted two of its officers options to acquire an aggregate of 12,500 shares of the Company's common stock at a strike price equal to the trading price on the date of issuance.

A summary of the status of options and warrants at December 31, 2003, 2002, and 2001 is as follows:

                                            2003      			2002

						  Weighted		  Weighted
						  Shares		  Shares
						  Exercise		  Exercise
					Shares	  Price		Shares	  Price
	Outstanding, beginning
	of year				3,012,500 $ 0.94      3,012,500   $  0.94
		Granted				-      -	      -		-
		Canceled			-      -	      -		-
		Exercised			-      -	      -		-
					---------- ------     ----------  --------

	Outstanding, end of year	3,012,500 $ 0.94      3,012,500   $  0.94
					========== =====     ==========  =========

	Exercisable, end of year	3,012,500 $ 0.94	      -	  $	-
					========== =====     ==========  =========

	Weighted average fair value
	 of options and warrants
	 granted during the year        $    0.50                  	  $  0.50
					==========			 =========

								2001

									  Weighted
									  Shares
									  Exercise
								Shares	  Price
         Outstanding, beginning
         of year						     -	  $	-
             Granted						12,500	     2.00
             Canceled						     -		-
             Exercised						     -		-
							     ----------  ---------

         Outstanding, end of year				12,500	` $  2.00
							     =========  ==========

         Exercisable, end of year				     -	  $	-
							     =========  ==========
         Weighted average fair value
          of options and warrants
	  granted during the year					  $  2.00
							     		==========

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          December 31, 2003 and 2002

NOTE 15 - FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.


                                            Common Stock
                                           Year ended December 31,
			    2003	   2002		   2001		   2000

Net asset value,
beginning of period	$  (0.20)	$  (2.78)	$   (2.59)	$  13.93
			-----------	----------	-----------	----------

Income from investment
operations:

Net investment loss	   (0.01)	   (0.04)	    (2.48)        (11.93)

Net losses
securities (realized
and unrealized)		   (0.00)	   (0.00)	    (0.30)	   (2.04)
			-----------	----------	-----------	----------
Total from investment
operations		   (0.01)	   (0.04)	    (2.78)        (13.97)
			-----------	----------	-----------	----------
Other Increase
(decrease)		    0.16	    2.62	     2.59	   (2.55)

Less distributions from
net investment income	       -	       -		-		-
			-----------	----------	-----------	----------
Net asset value, end of
period			$  (0.05)	$  (0.20)	$   (2.78)	$  (2.59)
			===========	==========	===========	==========


Calculated using post-split weighted-average shares outstanding.


NOTE 16 -SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company issued 5,000,000 shares of its previously unissued common stock to an unrelated individual, pursuant to a stock subscription payable agreement. In addition, the Company issued 2,692,308 shares of common stock to an unrelated individual upon conversion of a convertible debenture.

In March 2004 the Company entered into a Settlement Agreement with Eric Rasmussen, whereby the Company issued 4,666,667 shares of common stock and agreed to pay an additional $25,000 in cash to Mr. Rasmussen in lieu of outstanding debts totaling $98,734. Further, the Company reached an Agreement with a former employee whereby it issued 500,000 shares of common stock and agreed to pay $2,500 per month in exchange for the full forgiveness of $18,098 in accrued wages payable to the individual.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its certifying accountants on accounting and financial disclosures.

ITEM  8A.   CONTROLS AND PROCEDURES

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


      PART III

ITEM  9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons constitute all  of  the  Company's Executive Officers and
Directors:

     NAME               AGE         POSITION

   Robert A. Braner     64          President, CEO, Chairman of the Board of
                                    Director

   Melissa R. Blue      25          Chief Financial Officer, Corporate
                                    Secretary

   Donna Steward        62          Director

   Charles Snipes       82          Director

   Jason Sunstein       32          Director

   Christopher Houghton 48          Director

   Nigel Gordon-Stewart 43          Director



The Company's Bylaws currently authorize up to 13 directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.


Robert A. Braner

Mr. Braner has over thirty years experience in providing executive leadership to progressively minded growth companies and internationally known organizations. Mr Braner combines a diverse financial management, and creative leadership with solid international experience in the cross-cultural business process.

He assumed the position of President and Chief Operating Officer of Automobili Lamborghini USA, Inc. in 1993 after assisting an Indonesian consortium in the purchase and funding of Automobili Lamborghini S.p.A. from Chrysler Corporation.

Mr. Braner also served as a senior executive member of the international committee for long-term strategic planning, corporate funding, new product development and global positioning at Automobili Lamborghini S.p.A. Sant' Agata, Italy and Jakarta, Indonesia.

Before joining Automobili Lamborghini, he also served as President and member of the board at Vector Aeromotive Corporation (NASDAQ).

Melissa R. Blue

In April 2003, Melissa R. Blue became Chief Financial Officer and Corporate Secretary of Broadleaf Capital Partners, Inc. She has previously worked for certified public accounting firms in Nevada and South Carolina. Melissa graduated with her Bachelor of Science in Accounting from Winthrop University. She is currently in the process of getting her Masters of Business Administration from the University of Phoenix. She also is a principle in an accounting firm in Las Vegas, Nevada.

Donna M. Steward

Donna M. Steward has over 37 years of experience in the banking industry in credit management and managing operations both domestic and international. Having worked in various management positions within that industry. She has maintained a long working relationship with her clients with that "extra attention" to achieve success. Ms. Steward has her own Mortgage Company since1995, consulting and negotiating with banks. Ms. Steward is a licensed real estate broker and insurance broker in the State of California.

Ms Steward is very active in the local community and serves on several boards. Currently she is on the board of Storage Suites America (SSUA-OTC) as well as a number of privately held companies.

Charles Snipes

Born in Arizona, raised in Southern California, product of the local school system. Graduated from UCLA in Business and Accounting. Spent 5 years in the Navy during World War II. Involved in various business firms as employee, manager, and owner for 25 years. From 1973 to 1993, when he sold the business, President of an internal oil service company, with offices in 20 states and 16 foreign countries. Since 1993, he has been involved in various aspects of the self-storage business, as well as serving on several Boards in a consulting capacity.

Jason Sunstein

Jason Sunstein is currently working as Viper Networks, Inc.'s Vice President of Finance, Secretary and a Director since 2000. He is a seasoned business executive who previously held the position of Senior Vice President and Secretary of a publicly traded international real estate development, sales and management company where he was responsible for all aspects of corporate and real estate finance. During his 12 year tenure, Mr. Sunstein was instrumental in taking the company from roughly $1,000,000 in real estate assets to over $100,000,000. Mr. Sunstein attended San Diego State University where he majored in Finance. His previously experience was in the public securities market as a licensed securities broker.

Christopher Houghton

Christopher Houghton is a Project Director for IMPAC, a privately-held productivity improvement company. Mr. Houghton previously worked in executive management with News Limited, a newspaper publisher in Sydney, Australia.

Nigel Gordon-Stewart

Nigel is a creative marketing and sales professional with extensive brand handling and development experience specialising in niche marketing of high value products and creative services. He has held director level positions in powerful brand-name companies (e.g. McLaren International Limited, Automobili Lamborghini SpA, MG Sport & Racing Limited and the entertainment/artist management company, CAN International Limited) and is known for his strategic business conceptual thinking complimented by a strong appreciation of the market and the consumer. Nigel is currently managing director of Carry On Films Limited, a UK based film company (see www.carryonlondonfilm.com).

      CODE OF ETHICS.

Effective January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 5440 W. Sahara Avenue, Suite 202, Las Vegas, Nevada 89146.

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's President and Chief Executive Office, Robert A. Braner, failed to file a report on Form 4 covering the issuance to him by the Company of 9,435,680 shares of common stock on/or about September 24, 2003.

The Company's Director, Donna Steward, failed to file a report on Form 5 covering the issuance to her by the Company for the year ended December 31, 2003.

The Company's Director, Charles Snipes, failed to file a report on Form 5 covering the issuance to her by the Company for the year ended December 31, 2003.

The Company's Director, Jason Sunstein, failed to file a report on Form 5 covering the issuance to her by the Company for the year ended December 31, 2003.

The Company's Director, Christopher Houghton, failed to file a report on Form 5 covering the issuance to her by the Company for the year ended December 31, 2003.

The Company's Director, Nigel Gordon-Stewart, failed to file a report on Form 5 covering the issuance to her by the Company for the year ended December 31, 2003.


ITEM  10.   EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE
NAME AND
PRINCIPAL POSITIONYEAR       ANNUAL        LONG TERM COMPENSATION
                        COMPENSATION

Robert A. Braner  2003  $ 250,000          9,435,680 shares of common stock (1)
President/CEO

Melissa R. Blue   2003     18,000          1,000,000 shares of common stock (2)
CFO/Corporate Secretary

(1) On or about September 24, 2003, the Company issued these shares to Mr. Braner in lieu of compensation accrued and unpaid as of June 30, 2003.
(2) On or about September 10, 2003, the Company issued these shares to Miss Blue as a part of her compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 30, 2004, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS          NAME AND ADDRESS OF           AMOUNT OF    PERCENT OF
                          BENEFICIAL OWNER       BENEFICIAL OWNERSHIP
                                                 CLASS

Common Stock            Robert A. Braner               10,303,680        9.00%
                        5440 W. Sahara Ave. Ste. 202
                        Las Vegas, NV 89146

Common Stock            Melissa R. Blue                1,000,000         *
                        5440 W. Sahara Ave. Ste 202
                        Las Vegas, NV 89146

Common Stock            Donna Steward                  550,000     	 *
                        5440 W. Sahara Ave. Ste 202
                        Las Vegas, NV 89146

Common Stock            Charles Snipes                 50,000            *
                        5440 W. Sahara Ave. Ste 202
                        Las Vegas, NV 89146

Common Stock            Jason Sunstein                 50,000            *
                        5440 W. Sahara Ave. Ste 202
                        Las Vegas, NV 89142

Common Stock            Christopher Houghton           50,000            *
                        5440 W. Sahara Ave. Ste 202
                        Las Vegas, NV 89142

Common Stock            Nigel Gordon-Stewart           50,000            *
                        5440 W. Sahara Ave. Ste 202
                        Las Vegas, NV 89142

Common Stock (all officers and                         12,053,680        11.00%
directors as a group-7 persons)

* Less than one percent



ITEM  12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no reportable transactions during the period covered by this report.

ITEM  13.   EXHIBITS, LIST AND REPORTS ON FORM  8-K

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

            May 21, 2003      Item 5. Other Events and Required FD Disclosure

            September 25, 2003Item 5. Other Events and Required FD Disclosure

            November 19, 2003 Item 5. Other Events and Required FD Disclosure;
                              Item 6. Resignations of Registrant's Directors


ITEM  14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES


HJ and Associates, LLC was engaged as the independent certified public accountants to audit the consolidated financial statements of the Company and its subsidiaries for the 2003 fiscal year.


The  aggregate  fees  billed  to Broadleaf Capital Partners,  Inc.  by  HJ  and
Associates,  LLC.    for   fiscal   years    2003  and  2002  are  $38,425  and
$44,142 respectively.



                                   PART F/S

                         INDEX TO FINANCIAL STATEMENTS

Auditor's Report............................................................	F-2

Balance Sheets as of December 31, 2003 and 2002.............................	F-3

Statement of Operations for the years ended December 31, 2003, 2002
and 2001....................................................................	F-4

Statement of Changes in Stockholder's Equity for the years ended December 31,
2003 and 2002...............................................................	F-5

Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6

Notes to Financial Statements...............................................	F-7

                               INDEX TO EXHIBITS
EXHIBIT
NO.               DESCRIPTION


                  ARTICLES OF INCORPORATION AND BY-LAWS

3(i)        *     Articles of Incorporation as amended

3(vi)  	    *     Bylaws


                  CERTIFICATIONS

31.1              Rule 15d-14(a) certifications
31.2              Rule 15d-14(a) certifications

32.1   		  Section 1350 certifications
32.2   		  Section 1350 certifications


* Incorporated herein by reference from filings previously made by the Company

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14 day of April, 2004.




                                           Broadleaf Capital Partners, Inc.

                                           /s/  Robert A. Braner
					  ----------------------------
                                          President, CEO and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ Robert A. Braner          President; CEO, Director;      April 14, 2004
---------------------
    Robert A. Braner

/s/ Melissa R. Blue           CFO; Secretary                 April 14, 2004
--------------------
    Melissa R. Blue

/s/Donna Steward              Director                       April 14, 2004
-----------------
   Donna Steward

/s/ Charles Snipes            Director                       April 14, 2004
-------------------
    Charles Snipes

/s/ Jason Sunstein            Director                       April 14, 2004
-------------------
    Jason Sunstein

/s/ Christopher Houghton      Director                       April 14, 2004
-------------------------
    Christopher Houghton

/s/ Nigel-Gordon-Stewart      Director                       April 14, 2004
-------------------------
    Nigel Gordon-Stewart