Form 10QSB
period 2004-03-31
BROADLEAF CAPITAL PARTNERS  INC
filed 2004-05-25
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
               -------------------------------------------------

                                  FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended March 31, 2004

                         Commission File No. 2-91651-D

                       Broadleaf Capital Partners, Inc.
                     -------------------------------------

                       Nevada                 88-0490034
                     ----------------      ------------------
               (State or other jurisdiction of(I.R.S. Employer incorporation or organization)Identification Number)

                         5440 W Sahara Ave, Suite 202
                              Las Vegas, NV 89146
                      -----------------------------------
             (Address and zip code of principal executive offices)

                                (702) 736-1560
                          --------------------------
             (Registrant's telephone number, including area code)

         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

Indicate by check mark whether Broadleaf Capital Partners, Inc. (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Aspen was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  [ X ]   No  [   ]

Issuer's revenues of its most recent fiscal year was $0.

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of March 31, 2004 was $0.01 based on the average bid and ask prices during March and April 2004.

      As of April 30, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value was 94,327,760 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements................................	3
	Balance Sheets (unaudited)..........................	F1-F2
	Schedule of Investments.............................	F3-F4
	Statements of Operations (unaudited)................	F5
	Statements of Cash Flows (unaudited)................	F6-F7
	Notes to Financial Statements.......................	F8-F9

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................	4

Item 3.	Controls and Procedures.............................	6


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................	6

Item 6.	Exhibits and Reports on Form 8-K....................	6

Signatures..................................................	7

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2004, follow along with the balance sheet for the year ended December 31, 2003. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.






















                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 2004 AND DECEMBER 31, 2003

              BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 2004 and December 31, 2003



                                    ASSETS

                                                         March 31,	December 31
                                                            2004	    2003
							-----------	------------
			                                (Unaudited)
CURRENT ASSETS
  Cash                                              	$       975	$      3,075
  Accounts receivable - related, net	                     12,751	      12,753
							-----------	------------
   Total Current Assets		                             13,726	      15,828
							-----------	------------
FIXED ASSETS, NET	                                          -	      10,038
							-----------	------------
OTHER ASSETS

  Investments in limited partnerships	                    797,293	     815,983
  Other investments, net (cost - $480,620) 	             91,391	     106,391
  Other assets 		                                        890	         890
  Assets associated with discontinued operations	          - 	         341
							-----------	------------
   Total Other Assets 	                                    889,574	     923,605
							-----------	------------
   TOTAL ASSETS		                                 $  903,300	$    949,471
							===========	============


  The accompanying notes are an integral part of these consolidated financial statements.

				- F1 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)
                     March 31, 2004 and December 31, 2003



                     LIABILITIES AND STOCKHOLDERS' DEFICIT


							  March 31,	 December 31
                                                            2004	     2003
							-------------	-------------
                                                        (Unaudited)
CURRENT LIABILITIES

  Accounts payable	                                $     398,802	$     516,169
  Accrued expenses - officers and directors	               50,324	       40,362
  Accrued expenses	                                      287,093	      310,798
  Accrued interest 	                                      340,209	      307,130
  Judgments payable					      201,785	      215,145
  Notes payable - current portion	                      516,437	      521,437
  Liabilities associates with
	 discontinued operations			      353,978	      353,978
							-------------	-------------
  Total Current Liabilities	                            2,148,628	    2,265,019
							-------------	-------------
LONG-TERM DEBT

  Notes payable - long term	                              525,000	      525,000
							-------------	-------------
  Total Liabilities	                                    2,673,628	    2,790,019
							-------------	-------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	                                      200,000	      200,000
							-------------	-------------
STOCKHOLDERS' DEFICIT

  Preferred stock: 10,000,000 shares authorized at
   $0.01 par value; 515,300 shares issued and
   outstanding 		                                        5,153	        5,153
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 88,632,863 and 75,773,888 shares
    issued and outstanding, respectively	               88,633	       75,774
  Additional paid-in capital	                           13,839,302	   13,731,300
  Subscriptions payable   	                                    -	       10,000
  Expenses prepaid with common stock	                            -	      (3,000)
  Accumulated deficit					 (15,903,416)    (15,859,775)
							-------------	-------------
   Total Stockholders' Deficit				  (1,970,328)	  (2,040,548)
							-------------	-------------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$     903,300	$     949,471
							=============	=============

				- F2 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                            Schedule of Investments
                     March 31, 2004 and December 31, 2003



                                  MARCH 31, 2004
				-----------------
                                    (Unaudited)

                                       	   Number of
                      Description 	ofShares Owned		 	   Fair
	Company         Business            (or %)	      Cost        Value
--------------------  ------------	--------------	  ------------	------------
Canyon Shadows	      Real estate	           10%	  $  1,131,961	$    797,293 (e)

Nutek Oil	      Start-up 		       100,000 		25,000        25,000 (b)

International Sports
& Media Group, Inc.   Start-up		       100,000		   -0-        10,000 (c)

Silverleaf Venture
Fund, Ltd.            Start-up		          100%	        75,000	      56,391 (d)
							  ------------	------------
    Total		                                  $  1,231,961  $    888,684
							  ============	============


                                  DECEMBER 31, 2003
				 -------------------
                     			  Number of
                      Description 	ofShares Owned		 	   Fair
	Company         Business            (or %)	      Cost        Value
--------------------  ------------	--------------	  ------------	------------
Canyon Shadows	      Real estate	            1%	  $  1,131,961  $    815,983 (a)

Nutek Oil	      Start-up		       100,000	        25,000        25,000 (b)

International Sports
& Media Group, Inc.   Start-up		       100,000	           -0-        10,000 (c)

Silverleaf Venture
Fund, Ltd.            Start-up		          100%		75,000	      71,391 (d)
							  ------------	 -----------
    Total		                                  $  1,231,961   $   922,374


Note - All of the above investments are considered non-income producing securities.

				- F3 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                      Schedule of Investments (Continued)
                     March 31, 2004 and December 31, 2003



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

				- F4 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                  For the Three Months Ended
                                                            March 31,
						  ---------------------------
                                                      2004            2003
						  ------------	 ------------
INVESTMENT REVENUES

  Management consulting fees                      $          -   $          -
  Other income                                               -          1,900
						  ------------	 ------------
   Total Revenues                                            -          1,900
						  ------------	 ------------
EXPENSES

General and administrative                             133,514         39,424
Depreciation and amortization                              124          3,434
						  ------------	 ------------
  Total Expenses                                       133,638         42,858
						  ------------	 ------------
NET INVESTMENT LOSS                                  (133,638)       (40,958)
						  ------------	 ------------
OTHER INCOME (EXPENSE)

Gain on forgiveness of debt (Note 9)                   137,498              -
Interest expense                                      (37,750)       (56,086)
Gain (loss) on disposal of assets                      (9,411)	        3,500
						  ------------	 ------------
  Total Other Income (Expense)                          90,337       (52,586)
						  ------------	 ------------
NET LOSS FROM CONTINUING OPERATIONS                   (43,301)       (93,544)

INCOME LOSS FROM DISCONTINUED OPERATIONS                 (340)           (54)
						  ------------	 ------------
NET INCOME LOSS                                   $   (43,641)	 $   (93,598)
						  ============	 ============
BASIC LOSS PER SHARE

  Continuing operations                           $     (0.00)	 $     (0.00)
  Discontinued operations                               (0.00)         (0.00)
						  ------------	 ------------
   Basic Loss Per Share                           $     (0.00)	 $     (0.00)
						  ============	 ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                        82,305,306     25,156,567
						  ============	 ============



  The accompanying notes are an integral part of these consolidated financial statements.

				- F5 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



 	                                                   For the Three Months Ended
	                                                            March 31,
							  ---------------------------
	                                                      2004            2003
							  -----------	  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss from continuing operations		          $  (43,641)	  $  (93,544)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization 	                        3,126	        3,434
   Gain on disposal of assets 		                       81,838         (3,500)
   Common stock issued for services		                    -	        3,500
  Discontinued operations:
    Net income (loss)  		                                  341            (54)
  Changes in operating assets and liabilities:
  Decrease in accounts and notes receivable		            -	            -
  Increase in notes receivable - related party 		            -	            -
  Decrease in other assets		                            -	          367
  Decrease in accounts payable		                     (60,739)	       20,426
  Decrease in other liabilities		                     (11,715)	       26,198
  Decrease in discontinued operations,
   net liabilities	                                            -	           54
  							  -----------	  -----------
  Net Cash Used in Operating Activities		             (30,790)	     (43,119)
  							  -----------	  -----------
  CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from disposal of asset		                    -		3,500
   Receipt of cash distributions on investment		       33,690	       35,626
  							  -----------	  -----------
  Net Cash Provided by Investing Activities		       33,690	       39,126
  							  -----------	  -----------
  CASH FLOWS FROM FINANCING ACTIVITIES

   Change in bank overdraft		                            -		1,808
   Proceeds from long-term borrowings		                    -	        2,536
   Payment of long-term borrowings	                      (5,000)	      (1,100)
   							  -----------	  -----------
   Net Cash Provided (Used) by Financing Activities	      (5,000)		3,244
  							  -----------	  -----------
  NET DECREASE IN CASH		                              (2,100)	        (749)

  CASH, BEGINNING OF PERIOD		                        3,075	          749
 							  -----------	  -----------
  CASH, END OF PERIOD		                          $       975	  $         -
							  ===========	  ===========

				- F6 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



                                                   For the Three Months Ended
                                                            March 31,
						   --------------------------
                                                      2004            2003
						   -----------	 ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid	                           $         -   $          -
						   -----------	 ------------
    Income taxes paid                              $         -   $          -
						   -----------	 ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES

Common stock issued in conversion of debentures
  and interest                                     $         -   $    105,540
						   -----------	 ------------
Common stock issued for services                   $         -   $      3,500
						   -----------	 ------------

				- F7 -

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                     March 31, 2004 and December 31, 2003



NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent consolidated audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $15,900,000 as of March 31, 2004. The Company also has certain debts that are in default at March 31, 2004. The Company's stockholders' deficit at March 31, 2004 was approximately $1,970,000, and its current liabilities exceeded its current assets by approximately $2,135,000.

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

NOTE 3 - SIGNIFICANT EVENT

On March 26, 2004, the Company was notified of a judgment obtained against it in an Illinois District Court in the amount of $14,558, including accrued interest and of the domestication of the judgment in Utah. Shortly thereafter, the Company was notified of a Writ of Execution in Utah. In May 2004, the Company fully satisfied this judgment via a cash payment of $14,558.

				- F8 -

NOTE 4 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company issued 6,415,932 shares of common stock to two unrelated parties upon conversion of promissory notes.

				- F9 -



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


ANALYSIS OF FINANCIAL CONDITION

The first quarter of 2004 marked the continuance of assessing and consolidating the Company's previous investments and operations.

Results of Operations - Three months ended March 31, 2004, compared to the three months ended March 31, 2003.

Revenues. Revenues for the three months ended March 31, 2004 decreased by $1,900 or 100% to $0 from $1,900 for the three months ended March 31, 2003. This decrease was primarily due to the absence of development income.

Operating Expenses. Expenses for the three months ended March 31, 2004 increased by $91,053 or 314% to $133,638 from $42,858 for the three months ended March 31, 2003. General and administrative expenses for the three months ended March 31, 2004 increased by $91,090 or 339% to $133,514 from $39,424.
This increase was primarily due to a operational expense increase.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended March 31, 2004 the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of March 31, 2004, the Company had cash of $975.

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


ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


References made to a previous disclosure on the 10-KSB for December 31, 2003. There have been one material developments in the previously disclosed legal proceedings, which follows:

On March 26, 2004, the Company was notified of a judgment obtained against it in an Illinois District Court in the amount of $14,558, including accrued interest and of the domestication of the judgment in Utah. Shortly thereafter, the Company was notified of a Writ of Execution in Utah. In May 2004, the Company fully satisfied this judgment via a cash payment of $14,558.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K: NONE

       (a) Exhibits:

       -  Exhibit 15 Letter on Unaudited Interim Financial Information.
       - Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
       - Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.
       - Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer.
       - Exhibit 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  May 25, 2004



                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Broadleaf Capital Partners, Inc.
                                               --------------------------------
                                               (Registrant)

/s/ Robert A. Braner
- -------------------
Robert A. Braner, President and Chairman of the Board
Date: May 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Broadleaf Capital Partners, Inc.

/s/ Melissa R. Blue
- -------------------
Melissa R. Blue, CFO and Corporate Secretary
Date:  May 25, 2004