Form 10QSB
period 2004-06-30
BROADLEAF CAPITAL PARTNERS  INC
filed 2004-09-28
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
               -------------------------------------------------

                                  FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended June 30, 2004

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

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of June 30, 2004 was $0.01 based on the average bid and ask prices during June and July 2004.

As of September 16, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value was 111,461,640 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes [ ] No [x]




                                       1





PART I. FINANCIAL INFORMATION

Item 1. Financial Statements..............................................3
      Balance Sheets (unaudited)..........................................F1-F2
      Schedule of Investments.............................................F3-F4
      Statements of Operations (unaudited)................................F5
      Statements of Cash Flows (unaudited)................................F6-F7
      Notes to Financial Statements.......................................F8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.......................................4

Item 3. Controls and Procedures...........................................6


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................6

Item 6. Exhibits and Reports on Form 8-K..................................6

Signatures................................................................7





























                                       2


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended June 30, 2004, follow along with the balance sheet for the year ended December 31, 2003. As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three and three months ended June 30, 2004. The financial statements reflect all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



















                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 2004 AND DECEMBER 31, 2003




                                       3




               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      June 30, 2004 and December 31, 2003



                                    ASSETS

							  June 30,	December 31,
                                                            2004          2003
							-----------	------------
CURRENT ASSETS                                         (Unaudited)

  Cash							$  15,528 	$     3,075
  Accounts receivable - related, net			   18,901            12,753
							----------	------------
   Total Current Assets					   34,429            15,828
							----------	------------
FIXED ASSETS, NET						-      	     10,038
							----------	------------
OTHER ASSETS

  Investments in limited partnerships			  777,428           815,983
  Other investments, net (cost - $480,620)		   56,391           106,391
  Other assets						      890               890
  Assets associated with discontinued operations		-               341
							----------	------------
   Total Other Assets					  834,709           923,605
							----------	------------
   TOTAL ASSETS                                     $     869,138 	$   949,471
							==========	============

  The accompanying notes are an integral part of these consolidated financial statements.

                                       F1


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)
                      June 30, 2004 and December 31, 2003



                     LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                         June 30,	December 31,
                                                            2004            2003
							----------	------------
                                                        (Unaudited)
CURRENT LIABILITIES

  Accounts payable					$ 399,293 	$    516,169
  Accrued expenses - officers and directors		   84,183             40,362
  Accrued expenses					  286,074            310,798
  Accrued interest					  374,298            307,130
  Judgments payable					  166,889            215,145
  Notes payable - current portion			  559,354            521,437
  Liabilities associates with discontinued operations	  353,978	     353,978
							----------	------------
  Total Current Liabilities				2,224,069          2,265,019
							----------	------------
LONG-TERM DEBT

  Notes payable - long term				  500,000            525,000
							----------	------------
  Total Liabilities					2,724,069          2,790,019
							----------	------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST					  200,000            200,000
							----------	------------
STOCKHOLDERS' DEFICIT

  Preferred stock: 10,000,000 shares authorized at
   $0.01 par value; 515,300 shares issued and
   outstanding						    5,153              5,153
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 108,320,615 and 75,773,888 shares
    issued and outstanding, respectively		  108,588             75,774
  Additional paid-in capital			       13,876,285         13,731,300
  Subscriptions payable					   25,000             10,000
  Expenses prepaid with common stock				-            (3,000)
  Accumulated deficit				     (16,069,957)       (15,859,775)
						     ------------	------------
   Total Stockholders' Deficit			      (2,054,931)        (2,040,548)
						     ------------	------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	     $    869,138	$    949,471
						     ============	============

                                       F2


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                            Schedule of Investments
                      June 30, 2004 and December 31, 2003



				   JUNE 30, 2004
				------------------
                                   (Unaudited)

                                           Number of
			Description of	 Shares Owned             	    Fair
Company         	Business            (or %)           Cost           Value
--------------------  ------------	--------------	  ------------	------------
Canyon Shadows      	Real estate	      10%	$ 1,131,961	$ 777,428 (e)

Nutek Oil           	Start-up          100,000	     25,000        25,000 (b)

International Sports &
  Media Group, Inc. 	Start-up	  100,000		-0-        10,000 (c)

Silverleaf Venture Fund,
  Ltd.              	Start-up	     100%	     75,000        21,391 (d)
							-----------	----------
    Total                                        	 $1,231,961    $  833,819
							===========	==========

                                 DECEMBER 31, 2003
				-------------------
                                    	   Number of
			Description of	 Shares Owned             	   Fair
Company			Busines		  (or %)	     Cost           Value
--------------------  ------------	--------------	  ------------	------------
Canyon Shadows		Real estate	      1%	$ 1,131,961	$ 815,983 (a)

Nutek Oil           	Start-up	 100,000            25,000         25,000 (b)

International Sports &
  Media Group, Inc. 	Start-up	 100,000              -0-          10,000 (c)

Silverleaf Venture Fund,
  Ltd.			Start-up	    100%	    75,000	   71,391 (d)
							-----------	---------
    Total                                   		$1,231,961	$ 922,374
							==========	=========


Note - All of the above investments are considered non-income producing securities.



                                       F3



               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                      Schedule of Investments (Continued)
                      June 30, 2004 and December 31, 2003



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



                                       F4

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



				For the Six Months Ended  For the Three Months Ended
                                      June 30,                    June 30,
				-----------------------  ---------------------------
                                    2004       2003          2004        2003
				-----------  ----------  ----------  -----------
REVENUES

  Other income                 $         -  $     1,900 $         -  $        -
				-----------  ----------  ----------  -----------
   Total Revenues                        -        1,900           -
				-----------  ----------  ----------  -----------
EXPENSES

  General and administrative       249,340      240,549     114,218     201,125
  Bad debt expense                       -        7,541                   7,541
  Depreciation and amortization        124        6,609           -       3,175
				-----------  ----------  ----------  -----------
   Total Expenses                  249,464      254,699     114,218     211,841
				-----------  ----------  ----------  -----------
LOSS FROM OPERATIONS              (249,464)    (252,799)   (114,218)   (211,841)
				-----------  ----------  ----------  -----------
OTHER INCOME (EXPENSE)

  Interest expense                 (84,443)    (131,366)    (46,063)    (75,280)
  Loss on investments               (3,770)           -           -           -
  Gain on forgiveness of debt      137,248            -       3,750           -
  Gain (loss) on disposal of assets (9,412)       3,500        (342)          -
				-----------  ----------  ----------  -----------
   Total Other Income (Expense)     39,623     (127,866)    (42,655)    (75,280)
				-----------  ----------  ----------  -----------
NET LOSS FROM
  CONTINUING OPERATIONS           (209,841)    (380,665)   (156,873)   (287,121)

NET LOSS FROM
  DISCONTINUED OPERATIONS             (341)     (12,440)          -     (12,386)
				-----------  ----------  ----------  -----------
NET LOSS                       $  (210,182) $  (393,105)$  (156,873) $ (299,507)
				-----------  ----------  ----------  -----------
BASIC LOSS PER SHARE

  Continuing operations        $     (0.00) $     (0.01)$     (0.00) $    (0.01)
  Discontinued operations            (0.00)       (0.00)      (0.00)      (0.00)
  Basic Loss Per Share         $     (0.00) $     (0.00)$     (0.00) $    (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           90,258,291  28,811,089  98,317,703  31,358,084
				=========== ===========  ==========  ==========
  The accompanying notes are an integral part of these consolidated financial statements.

                                       F5

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                    For the six Months Ended
                                                            June 30,
						  ---------------------------
                                                      2004            2003
						  -------------	  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss from continuing operations             $   (209,841)  $   (380,665)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
  Depreciation and amortization                          3,250          6,609
   Gain on disposal of assets                           88,626              -
   Common stock issued for services                          -          3,500
  Discontinued operations:
    Net income (loss)                                     (341)       (12,440)
  Changes in operating assets and liabilities:
  Increase in accounts and notes receivable             (6,148)             -
  Decrease in prepaids                                   3,000              -
  Decrease in other assets                              50,000            367
  Decrease in accounts payable                        (116,876)       158,148
  Decrease in other liabilities                         53,009         66,434
  Decrease in discontinued operations,
   net loss                                                341         12,440
						  -------------	  -----------
  Net Cash Used in Operating Activities               (134,980)      (145,607)
						  -------------	  -----------
  CASH FLOWS FROM INVESTING ACTIVITIES

   Proceeds from partial sale of investment             72,245        200,000
   Receipt of cash distributions on investment               -         65,946
						  -------------	  -----------
  Net Cash Provided by Investing Activities             72,245        265,946
						  -------------	  -----------
  CASH FLOWS FROM FINANCING ACTIVITIES

   Stock issued for cash                                     -         10,000
   Proceeds from long-term borrowings                   75,188          5,536
   Payment of long-term borrowings                           -         (1,100)
						  -------------	  -----------
       Net Cash Provided by Financing Activities        75,188         14,436
						  -------------	  -----------
  NET INCREASE IN CASH                                  12,453        134,775

  CASH, BEGINNING OF PERIOD                              3,075            749
						  -------------	  -----------
  CASH, END OF PERIOD                             $     15,528   $    135,524
						  ============	  ===========

                                       F6

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



                                                    For the Six Months Ended
                                                            June 30,
						  ---------------------------
                                                      2004            2003
						  -------------	  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

    Interest paid                                 $          -   $         -
						  -------------	  -----------
    Income taxes paid                             $          -   $         -
						  -------------	  -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  ACTIVITIES

Common stock issued in conversion of debentures
  and interest                                    $    148,690   $    190,535
						  -------------	  -----------
Common stock issued for services                  $          -   $      3,500
						  -------------	  -----------


                                       F7

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                      June 30, 2004 and December 31, 2003





NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent consolidated audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -  GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $16,100,000 as of June 30, 2004. The Company also has certain debts that are in default at June 30, 2004. The Company's stockholders' deficit at June 30, 2004 was approximately $2,100,000, and its current liabilities exceeded its current assets by approximately $2,190,000.

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


NOTE 3 -  Significant Events

On May 11, 2004, the Company issued 6,415,932 shares of common stock to two unrelated parties upon conversion of promissory notes.



                                       F8






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


ANALYSIS OF FINANCIAL CONDITION

The   second   quarter   of  2004  marked  the  continuance  of  assessing  and
consolidating the Company's previous investments and operations.

Results of Operations - Three months ended June 30, 2004, compared to the three months ended June 30, 2003.

Revenues. There were no revenues for the three months ended June 30, 2004, and 2003. The lack of revenues was primarily due to the absence of development income.

Operating Expenses. Expenses for the three months ended June 30, 2004 decreased by $97,623 or 46.08% to $114,218 from $211,841 for the three months ended June 30, 2003. General and administrative expenses for the three months ended June 30, 2004 decreased by $86,907 or 43.21% to $114,218 from $201,125.
This decrease was primarily due to an operational expense decrease.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended June 30, 2004 the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of June 30, 2004, the Company had cash of $15,528.

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


ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


References made to a previous disclosure on the 10-KSB for December 31, 2003. There has been one material development in the previously disclosed legal proceedings, which follows:

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

Date:  September 27, 2004



                                     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Broadleaf Capital Partners, Inc.
                                               ------------
                                               (Registrant)

/s/ Robert A. Braner
- -----------------------------------
Robert A. Braner, President and Chairman of the Board
Date: September 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

Broadleaf Capital Partners, Inc.

/s/ Melissa R. Blue
- -----------------------------------
Melissa R. Blue, CFO and Corporate Secretary
Date:  September 27, 2004