Form 10QSB
period 2004-09-30
BROADLEAF CAPITAL PARTNERS INC
filed 2004-12-15
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
               -------------------------------------------------

                                  FORM 10-QSB

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended September 30, 2004

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

The aggregate market value of the voting common stock held by non-affiliates computed with reference to the average bid and asked price of such common equity as of September 30, 2004 was $0.01 based on the average bid and ask prices during September and October 2004.

As of November 30, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value was 116,461,640 shares.

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

Signatures................................................................7





























                                       2


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS







                       BROADLEAF CAPITAL PARTNERS, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2004 AND DECEMBER 31, 2003




                                       3




               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                      September 30, 2004 and December 31, 2003



                                    ASSETS

							September 30,	December 31,
                                                            2004          2003
							-----------	------------
CURRENT ASSETS                                         (Unaudited)

  Cash							$  15,528 	$     3,075
  Accounts receivable - related, net			   18,901            12,753
							----------	------------
   Total Current Assets					   34,429            15,828
							----------	------------
FIXED ASSETS, NET						-      	     10,038
							----------	------------
OTHER ASSETS

  Investments in limited partnerships			  777,428           815,983
  Other investments, net (cost - $480,620)		   56,391           106,391
  Other assets						      890               890
  Assets associated with discontinued operations		-               341
							----------	------------
   Total Other Assets					  834,709           923,605
							----------	------------
   TOTAL ASSETS                                     $     869,138 	$   949,471
							==========	============

  The accompanying notes are an integral part of these consolidated financial statements.

                                       F1


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (Continued)
                      September 30, 2004 and December 31, 2003



                     LIABILITIES AND STOCKHOLDERS' DEFICIT


							September 30,	December 31,
                                                            2004            2003
							----------	------------
                                                        (Unaudited)
CURRENT LIABILITIES

  Accounts payable					$ 399,293 	$    516,169
  Accrued expenses - officers and directors		   84,183             40,362
  Accrued expenses					  286,074            310,798
  Accrued interest					  374,298            307,130
  Judgments payable					  166,889            215,145
  Notes payable - current portion			  559,354            521,437
  Liabilities associates with discontinued operations	  353,978	     353,978
							----------	------------
  Total Current Liabilities				2,224,069          2,265,019
							----------	------------
LONG-TERM DEBT

  Notes payable - long term				  500,000            525,000
							----------	------------
  Total Liabilities					2,724,069          2,790,019
							----------	------------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST					  200,000            200,000
							----------	------------
STOCKHOLDERS' DEFICIT

  Preferred stock: 10,000,000 shares authorized at
   $0.01 par value; 515,300 shares issued and
   outstanding						    5,153              5,153
  Common stock: 250,000,000 shares authorized at
   $0.001 par value; 108,320,615 and 75,773,888 shares
    issued and outstanding, respectively		  108,588             75,774
  Additional paid-in capital			       13,876,285         13,731,300
  Subscriptions payable					   25,000             10,000
  Expenses prepaid with common stock				-            (3,000)
  Accumulated deficit				     (16,069,957)       (15,859,775)
						     ------------	------------
   Total Stockholders' Deficit			      (2,054,931)        (2,040,548)
						     ------------	------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	     $    869,138	$    949,471
						     ============	============

                                       F2


               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                            Schedule of Investments
                      September 30, 2004 and December 31, 2003



				SEPTEMBER 30, 2004
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



                                       F3



               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                      Schedule of Investments (Continued)
                      September 30, 2004 and December 31, 2003



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



                                       F4

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)



				For the Nine Months Ended  For the Three Months Ended
                                      September 30,               September 30,
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

                                       F5

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                    For the Nine Months Ended
                                                          September 30,
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

                                       F6

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)



                                                    For the Nine Months Ended
                                                         September 30,
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


                                       F7

               BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                      September 30, 2004 and December 31, 2003





NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent consolidated audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -  GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of approximately $16,100,000 as of September 30, 2004. The Company also has certain debts that are in default at September 30, 2004. The Company's stockholders' deficit at September 30, 2004 was approximately $2,100,000, and its current liabilities exceeded its current assets by approximately $2,190,000.

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


ANALYSIS OF FINANCIAL CONDITION

The   third   quarter   of  2004  marked  the  continuance  of  assessing  and
consolidating the Company's previous investments and operations.

Results of Operations - Three months ended September 30, 2004, compared to the three months ended September 30, 2003.

Revenues. There were no revenues for the three months ended September 30, 2004, and 2003. The lack of revenues was primarily due to the absence of development income.

Operating Expenses. Expenses for the three months ended September 30, 2004 decreased by $97,623 or 46.08% to $114,218 from $211,841 for the three months ended September 30, 2003. General and administrative expenses for the three months ended September 30, 2004 decreased by $86,907 or 43.21% to $114,218 from $201,125. This decrease was primarily due to an operational expense decrease.

Changes in Financial Condition, Liquidity and Capital Resource.

For the three months ended September 30, 2004 the Company funded its operations and capital requirements partially with its own working capital and partially with proceeds from stock offerings. As of September 30, 2004, the Company had cash of $15,528.

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


ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


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

Date:  December 15, 2004



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

                                               Broadleaf Capital Partners, Inc.
                                               ------------
                                               (Registrant)

/s/ Robert A. Braner
- -----------------------------------
Robert A. Braner, President and Chairman of the Board
Date: December 15, 2004



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person(s) on behalf of the registrant and in the capacities and on the dates indicated.

						Broadleaf Capital Partners, Inc.
                                               ------------
                                               (Registrant)


/s/ Melissa R. Welch
- -----------------------------------
Melissa R. Welch, CFO and Corporate Secretary
Date:  December 15, 2004