Form 10-K
period 2004-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2004.

☐Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from to.

Commission file number: 814-00175

BROADLEAF CAPITAL PARTNERS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	88-0490034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3887 PACIFIC STREET, LAS VEGAS, NEVADA 89121
(Address of principal executive office) (Zip Code)

(702) 650-3000
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

Yes   ☐       No   ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Issuer's revenues of its most recent fiscal year were $1,900.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: July 8, 2011 - $ 288,839 . This valuation is based upon the price of our common stock as quoted on the OTCPK on that date ($ .002 ).

As of December 31, 2004, the number of outstanding shares of the issuer's common stock, $0.001 par value was 116,461,640 shares. The outstanding shares of the issuer’s common stock remained unchanged as of each December 31 year end from 2005 through 2009 with a $0.001 par value and 140,473,605 shares outstanding at December 31, 2009.

(Issuers Involved in Bankruptcy Proceedings During the past Five Years)

Check whether the issuer has filed all documents and report required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 2011 – 144,419,925 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

Broadleaf Capital Partners, Inc., a Nevada corporation (the Company), incorporated February 1984, has continued with its restructuring and plans expansion through the ongoing development of its available operations, and other business opportunities. The Company is a publicly traded diversified investment holding company that currently maintains its interest in its sole investment, Canyon Shadows Apartments and continues to operate looking for new potential investments.

 BUSINESS STRATEGY

The Company continually seeks and evaluates investment opportunities that have the potential of earning reasonable returns. The Company has in the past, and may again in the future, raise capital specifically for the purpose of permitting it to make an investment that the company believes is attractive. Management has committed resources for the update of all financial reporting with the SEC. The services of Corporate Strategy Consultants have been retained as well, to aid the Board in development and implementation of growth prospects The Company's current investment focus is centered on real estate and finance and it has substantial net operating losses to possibly reduce the net tax effects of these potential investments. This is all with the aim of conservative growth during slow economic times - through slightly-levered transactions built on a strong equity base — to significantly improve sales and operating profits.

The Company continues to look to create shareholder value through joint-ventures with for one or more members of the Private Equity or Venture Capital Communities or a Merchant Bank. in the creation of liquid exit strategies for one or more of their portfolio interests. Identifying and developing each new business opportunity may require the Company to dedicate certain amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success, and future profitability involves inherent risk and uncertainty.

INVESTMENT HISTORY

CANYON SHADOWS APARTMENTS

The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received a $975,000 loan that converted to a grant from the City of Riverside for the purpose of acquisition and rehabilitation and, in 1996, the Company was awarded $2,200,000 in Federal Tax Credits for the project. In December 1996, the project was sold to a tax credit partnership in which the Company retained a $905,000 capital account, as well as a 1% interest as a general partner for which it is entitled to receive a management fee and 75.9% of the project cash flow. During 2005 during a refinancing of the project the Company received distributions used to reduce debts and changed its interest from developer general partner to limited partner reducing both income and liability exposure.

RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Annual Report.

RISKS RELATED TO OUR BUSINESS DURING SLOW ECONOMIC ACTIVITY

Our business environment including potential real estate projects are running at an extremely slow economic pace and may continue to do so for the foreseeable future. Our prospects must be considered within that framework and in light of the risks, expenses, delays, problems and difficulties frequently encountered in the re-establishment of a business. As such, we face risks and uncertainties relating to our ability to successfully implement our business plan.

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $14,956,753 as of December 31, 2009. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of December 31, 2009, we had cash and cash equivalents of $31,342.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended December 30, 2009 through December 31, 2004. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OPERATIONS.

Future events, including the problems, delays, expenses and difficulties frequently encountered by growing companies, may lead to cost and expense increases that could make our revenues insufficient to support our operations and business plans. We may seek additional capital, including an offering of our equity securities, an offering of debt securities or obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful.

W e may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Broadleaf Capital Partners, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our common stock, and an active trading market for our common stock may not develop. As a result, this could reduce our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could reduce the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED A "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

NEVADA LAW AND OUR CERTIFICATE OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS WHICH COULD RESULT IN LIABILITY FOR INFE AND NEGATIVELY IMPACT OUR LIQUIDITY OR OPERATIONS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. These exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

SINCE WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT INTEND TO DO SO IN THE FORESEEABLE FUTURE, A PURCHASER OF OUR COMMON STOCK WILL ONLY REALIZE AN ECONOMIC GAIN ON HIS OR HER INVESTMENT FROM AN APPRECIATION, IF ANY, IN THE MARKET PRICE OF OUR COMMON STOCK.

We have never paid, and have no intentions in the foreseeable future to pay, any cash dividends on our common stock. Therefore an investor in our common stock, in all likelihood, will only realize a profit on his investment if the market price of our common stock increases in value.

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH COULD HARM OUR BUSINESS AND THE TRADING PRICE OF OUR COMMON STOCK.

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2002. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting at a reasonable assurance level. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our common stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act. As of the date of this prospectus we do not have an estimate of the costs to the company of compliance with the Act.

We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market's confidence in our financial statements and harm our stock price.

INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION.

The issuance of shares of our common stock, or shares of our common stock underlying warrants, options or preferred stock will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our common stock. The sale of our common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. We may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Broadleaf Capital Partners, Inc.. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive and administrative offices are located at 3887 Pacific Street, Las Vegas, Nevada 89121, where the Company occupies approximately 500 square feet of leased office space. The Company currently does not have to pay rent through a non binding month to month agreement with its current interim president Mike King.

ITEM 3. LEGAL PROCEEDINGS

The Company currently has no open or pending legal proceedings. In addition management is unaware of any pending situations that could eventually lead to legal proceedings. All prior legal proceedings have been settled and the Company currently still has two liabilities outstanding with the total amounts due recorded as liabilities in the included financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fiscal years covered by this report.

         PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2004 through December 31, 2009. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2003
	High	Low

Quarter 1	0.0180	0.0000
Quarter 2	0.0200	0.0060
Quarter 3	0.0300	0.0040
Quarter 4	0.0180	0.0060

Year Ended December 31, 2004
	High	Low

Quarter 1	0.0040	0.0040
Quarter 2	0.0040	0.0040
Quarter 3	0.0140	0.0090
Quarter 4	0.0100	0.0050

Year Ended December 31, 2005
	High	Low

Quarter 1	0.0140	0.0030
Quarter 2	0.0150	0.0070
Quarter 3	0.0110	0.0050
Quarter 4	0.0160	0.0060

Year Ended December 31, 2006
	High	Low

Quarter 1	0.0170	0.0060
Quarter 2	0.0150	0.0060
Quarter 3	0.0090	0.0035
Quarter 4	0.0080	0.0040

Year Ended December 31, 2007
	High	Low

Quarter 1	0.0070	0.0030
Quarter 2	0.0040	0.0010
Quarter 3	0.0030	0.0011
Quarter 4	0.0011	0.0006

Year Ended December 31, 2008
	High	Low

Quarter 1	0.0012	0.0004
Quarter 2	0.0005	0.0002
Quarter 3	0.0024	0.0002
Quarter 4	0.0024	0.0002

Year Ended December 31, 2009
	High	Low

Quarter 1	0.0110	0.0005
Quarter 2	0.0030	0.0002
Quarter 3	0.0015	0.0002
Quarter 4	0.0028	0.0002

 RECORD HOLDERS

There is only one class of common stock. As of December 31, 2009, there were approximately 3,500 shareholders of record for the Company's common stock and a total of 144,419,925 shares of common stock issued and outstanding as of August 31, 2011.

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

 RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of unregistered securities sold by the Company from January 1, 2004 through December 31 2009 including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

▪
On January 9, 2004 we issued 2,692,308 shares of common stock to Conversion Performance Strategies in conversion of outstanding debt in the amount of $3,500.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On February 2, 2004 we issued 5,000,000 shares of common stock to Archie Booth as part of a stock subscription agreement in the amount of $10,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On February 20, 2004 we issued 500,000 shares of common stock to former employee Lisa Martinez in settlement for wages in the amount of $10,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On March 1, 2004 we issued 4,666,667 shares of common stock to Eric Rasmussen in settlement of outstanding debt in the amount of $39,666.567 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On May 11, 2004 we issued 3,846,153 shares of common stock to Conversion Performance Strategies in conversion of outstanding debt in the amount of $5,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On May 11, 2004 we issued 2,569,780 shares of common stock to Angus Holdinmgs LLC in conversion of outstanding debt in the amount of $20,500. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On May 11, 2004 we issued 4,500,000 shares of common stock to Glen Bagwell in conversion of outstanding debt in the amount of $11,570.45 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On June 22, 2004 we issued 3,076,920 shares of common stock to Douglas Morgan in conversion of outstanding debt in the amount of $4,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On June 30, 2004 we issued 5,962,000 shares of common stock to Glen Bagwell in conversion of outstanding debt in the amount of $15,329.55 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On August 19, 2004 we issued 2,307,692 shares of common stock to Douglas Morgan in conversion of outstanding debt in the amount of $3,000.00. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On September16, 2004 we issued 833,333 shares of restricted common stock to Gary La Barbera in exchange for an investment of $2,500.00 into the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On September 17, 2004 we issued 5,000,000 shares of common stock to Glen Bagwell in conversion of outstanding debt in the amount of $10,000.00 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On January 21, 2005 we issued 833,334 shares of restricted common stock to Zahavi Brothers LLC in exchange for an investment of $2,500.00 into the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On January 21, 2005 we issued 5,000,000 shares of restricted common stock to Victor Schacher in exchange for an investment of $15,000 into the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On February 3, 2005 we issued 3,589,743 shares of common stock to Douglas Morgan in conversion of outstanding debt in the amount of $4,666.67. This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On February 11, 2005 we issued 4,000,000 shares of common stock to Glen Bagwell in conversion of outstanding debt in the amount of $10,284.84 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On March 17, 2005 we issued 6,700,000 shares of common stock to Glen Bagwell in conversion of outstanding debt in the amount of $17,227.11 This issuance was intended to be exempt from the registration requirements pursuant to Section 3(9) of the Securities Act of 1933, as amended.

▪
On April 29, 2005 we issued 3,888,888 shares of restricted common stock to Blue Skies Unlimited LLC in exchange for an investment of $35,000.00 into the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
Subsequent to December 31, 2009 the Company rescinded the 10,313,680 shares of its common stock to the Company's President and CEO, Robert A. Braner for accrued and unpaid compensation. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

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

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Plan of Operation

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

		2009	2008	2007	2006	2005	2004	2003

Revenues		$7,600	$45,500	$7,600	$6,967	$173,880	$193,949	$1,900

1)	Officer Wages	0	6,468	2,833	2,771	143,546	185,963	498,881
	Wages	0	0	0	0	0	13,500	0
	Rent	0	0	0	0	22,770	42,027	0
2)	Professional Fees	13,292	10,420	0	2,986	9,461	54,364	0
3)	Administrative	3,286	10,766	6,191	728	135,961	64,554	0
	Depreciation	0	0	0	0	0	10,038	9,984

4)	Gain on forgiveness of debt	0	407,000	146,159	430,988	113,652	613,568	1,079,614
	Gain on prior year accrual reversal	0	0	0	0	0	307,130	0
	Discontinued Operations	0	0	0	0	0	0	(41,824)
	Other Income	0	0	0	0	0	0	175,000
	Interest expense	(36,577)	(26,833)	(25,855)	(25,855)	(25,855)	(50,180)	(217,140)
5)	Reduction of investment	(38,483)	(640)	(19,813)	(20,557)	(247,554)	(33,296)	(71,541)
6)	Loss on investment write down	0	0	0	0	(111,350)	(146,198)	0

	NET INCOME	$(84,038)	$397,373	$99,067	$385,058	$(408,965)	$514,527	$417,144

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)
Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with the Company’s public filings processes as well for occasional external help with day-to-day operations, as the Company has not hired its permanent accounting or legal staff.

3)	All Other expenses include travel, entertainment, supplies, postage and other General & Administrative expenses incurred in the day to day operations of the Company.
4)	Reversal of accounts and notes payable recorded as income by Company
5)	Reduction of Canyon Shadows investment value for actual expense charges by partnership
6)	Realized losses on investments

 Results of Operations 2004-2003

Analysis of the calendar years ended December 31, 2004 through calendar years ended December 31, 2003.

For the calendar year ended December 31, 2004, revenues were approximately $193,949 compared to $1,900 for the calendar year ended December 31, 2003, an increase of $192,049. This was primarily due to development general partnership income increase from the Canyon Shadows investment. Additionally, other income was a direct result of debt resettlements creating debt forgiveness income of $920,698 not available in 2003.

G&A expense decreased to $360,408 for the calendar year ended December 31, 2004 from $498,881 for the calendar year ended December 31, 2003, a decrease of $138,473. The decrease in G&A was due to the decrease in professional services and the cost of operating saved mostly in salary and benefit deductions.

Depreciation expense for the calendar year ended December 31, 2004 was $10,038 compared to $9,984 for the calendar year ended December 31, 2003, a decrease of $54. The increase resulted from the method of depreciations.

Interest expense for the calendar year ended December 31, 2004 was $50,180 compared to $217,140 for the calendar year ended December 31, 2003 a decrease of $166,960. The decrease is due to the debt reduction.

 Liquidity and Capital Resources 2004-2003

Analysis of the calendar years ended December 31, 2004 through calendar years ended December 31, 2003.

On December 31, 2004 the Company had assets of $785,612 compared to $949,471 on December 31, 2003, a decrease of $163,859. The Company had total liabilities of $2,165,666 on December 31, 2004 compared to $2,790,019 on December 31, 2003, an increase of $624,353. The Company had a total stockholders' deficit of $1,380,054 on December 31, 2004 compared to $2,040,098 on December 31, 2003, an increase of $660,044. Management used distributions from their investments to fund operations in conjunction with making settlements on liabilities to reduce cash outflows, which was the primary reason for the increase in stockholders equity.

On December 31, 2004 the Company had Property and Equipment (net of depreciation) of $-0- compared to $10,038 on December 31, 2003, or an decrease of $10,038, which was the result of the disposition of equipment.

Results of Operations 2005-2004

Analysis of the calendar years ended December 31, 2005 through calendar years ended December 31, 2004.

For the calendar year ended December 31, 2005, revenues were approximately $173,880 compared to $193,949 for the calendar year ended December 31, 2002, a decrease of $20,069. The decrease was due to a decrease in Canyon Shadows project income as the Company took on a reduced role in its change from general partner to limited partner.

G&A expense decreased to $311,738 for the calendar year ended December 31, 2005 from $360,408 for the calendar year ended December 31, 2004, a decrease of $48,670. The decrease in G&A was due to the additional reductions of salaries.

Interest expense for the calendar year ended December 31, 2005 was $25,855 compared to $50,180 for the calendar year ended December 31, 2004 a decrease of $24,325. The decrease is due to the further debt reduction and settlements.

 Liquidity and Capital Resources 2005-2004

Analysis of the calendar years ended December 31, 2005 through calendar years ended December 31, 2004.

On December 31, 2005 the Company had assets of $163,755 compared to $785,612 on December 31, 2004, a decrease of $621,857. The Company had total liabilities of $1,912,589 on December 31, 2005 compared to $2,165,666 on December 31, 2004, a decrease of $253,077. The Company had a total stockholders' deficit of $1,748,834 on December 31, 2005 compared to $1,380,054 on December 31, 2004, a decrease of $368,780. The refinancing of the Canyon Shadows project to reduce prior debt reduced the investment value of the Company’s major asset. Additional other investments were evaluated to no longer have any value and were written off during the period reducing the Company’s total assets by about 70% during this period. Additional liability settlement agreements reduced total liabilities as well.

Results of Operations 2006-2005

Analysis of the calendar years ended December 31, 2006 through calendar years ended December 31, 2005.

For the calendar year ended December 31, 2006, revenues were approximately $6,967 compared to $173,880 for the calendar year ended December 31, 2005, a decrease of $305,253. The decrease was due to the full year impact of the reduced Company role in the Canyon Shadows investment and no new additional income sources. Additional debt restructuring created debt forgiveness income of $430,988 not available in 2005.

G&A expense decreased to $6,485 for the calendar year ended December 31, 2006 from $311,738 for the calendar year ended December 31, 2005, a decrease of $305,253. The decrease in G&A was due to the elimination of the Company’s two main employee’s who were replaced by one interim employee in a very limited role made possible by the elimination of most of the company’s operating activities.

Interest expense for the calendar year ended December 31, 2006 was $25,855 compared to $25,855 for the calendar year ended December 31, 2005 which resulted in no change.

 Liquidity and Capital Resources 2006-2005

Analysis of the calendar years ended December 31, 2006 through calendar years ended December 31, 2005.

On December 31, 2006 the Company had assets of $143,133 compared to $163,755 on December 31, 2005, a decrease of $20,622. The Company had total liabilities of $1,506,909 on December 31, 2006 compared to $1,912,589 on December 31, 2005, a decrease of $405,680. The Company had a total stockholders' deficit of $1,363,776 on December 31, 2006 compared to $1,748,834 on December 31, 2005, a decrease of $385,058. The Company’s small decrease in assets resulted from small distributions from their one remaining investment and liabilities were restructured further reducing obligations.

Results of Operations 2007-2006

Analysis of the calendar years ended December 31, 2007 through calendar years ended December 31, 2006.

For the calendar year ended December 31, 2007, revenues were approximately $7,600 compared to $6,967 for the calendar year ended December 31, 2002, an increase of $633. This was basically unchanged between years,

G&A expense decreased to $9,024 for the calendar year ended December 31, 2007 from $6,485 for the calendar year ended December 31, 2006, an increase of $2,539. The decrease was minimal reflecting the Company’s decreased operation status.

Interest expense for the calendar year ended December 31, 2006 was $25,855 compared to $25,855 for the calendar year ended December 31, 2005 which resulted in no change.

 Liquidity and Capital Resources 2007-2006

Analysis of the calendar years ended December 31, 2007 through calendar years ended December 31, 2006.

On December 31, 2007 the Company had assets of $121,896 compared to $143,133 on December 31, 2006, a decrease of $21,237. The Company had total liabilities of $1,386,605 on December 31, 2007 compared to $1,506,909 on December 31, 2006, a decrease of $120,304. The Company had a total stockholders' deficit of $1,264,709 on December 31, 2007 compared to $1,363,776 on December 31, 2006, a decrease of $99,067. The Company had very little change during this period as it attempted to seek new ways to finance and restructure its remaining debt. The reduced operations were now down to amounts covered by the limited income available to the Company from its lone remaining investment.

Results of Operations 2008-2007

Analysis of the calendar years ended December 31, 2008 through calendar years ended December 31, 2007.

For the calendar year ended December 31, 2008, revenues were approximately $45,500 compared to $6,967 for the calendar year ended December 31, 2007, an increase of $38,533. The increase was the result in a distribution from the Company’s lone investment in Canyon Shadows.

G&A expense decreased to $27,854 for the calendar year ended December 31, 2008 from $6,485 for the calendar year ended December 31, 2007, an increase of $21,369. The increase in G&A was due to professional services as the Company continued further debt restructuring and potential new income opportunities.

Interest expense for the calendar year ended December 31, 2008 was $26,833 compared to $25,855 for the calendar year ended December 31, 2007 an increase of $978. The increase was due to a small change in debt structure terms of the Company liabilities.

 Liquidity and Capital Resources 2008-2007

Analysis of the calendar years ended December 31, 2008 through calendar years ended December 31, 2007.

On December 31, 2008 the Company had assets of $149,523 compared to $121,896 on December 31, 2007, an increase of $27,627. The Company had total liabilities of $1,016,839 on December 31, 2008 compared to $1,386,605 on December 31, 2007, a decrease of $369,766. The Company had a total stockholders' deficit of $867,336 on December 31, 2008 compared to $1,264,709 on December 31, 2007, a decrease of $397,373. The Company’s small decrease in assets resulted from small distributions from their one remaining investment and liabilities were restructured further reducing obligations. Liabilities continued to be reduced and terms adjusted as the Company tried to meet all the terms of its settlement with its limited income.

Results of Operations 2009-2008

Analysis of the calendar years ended December 31, 2009 through calendar years ended December 31, 2008.

For the calendar year ended December 31, 2009, revenues were approximately $7,600 compared to $45,500 for the calendar year ended December 31, 2008, a decrease of $37,900. The decrease was due to the return to normal income flows from its sole investment which had a unusual distribution in 2008.

G&A expense decreased to $6,578 for the calendar year ended December 31, 2009 from $27,654 for the calendar year ended December 31, 2008, a decrease of $21,076. The decrease in G&A was due to the decrease in professional services as in 2008 the company used its excess revenue to cover costs in restructure of its debt not available to the Company in 2009.

Interest expense for the calendar year ended December 31, 2009 was $38,577 compared to $25,833 for the calendar year ended December 31, 2008 an increase of $12,744. The decrease is due to changes in debt settlements.

 Liquidity and Capital Resources 2009-2008

Analysis of the calendar years ended December 31, 2009 through calendar years ended December 31, 2008.

On December 31, 2009 he Company had assets of $114,004 compared to $149,529 on December 31, 2008 a decrease of $35,525. The Company had total liabilities of $1,065,378 on December 31, 2009 compared to $1,016,859 on December 31, 2008 an increase of $48,519. The Company had a total stockholders' deficit of $951,374 on December 31, 2009 compared to $867,336 on December 31, 2008 a decrease of $84,038. The Company’s small decrease in assets resulted from small distributions from their one remaining investment and liabilities were restructured further reducing obligations. The Company has incurred some new liabilities to cover review of new opportunities to reposition its one remaining asset to fund the payment of most of its remaining liabilities including possible down payments on new income opportunities to be used in conjunction with the Net Tax Operating Losses to provide a stable cash flow to the Company. Additional investment avenues are also being reviewed as alternatives to cover the remaining debt structure of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Broadleaf Capital Partners, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the years ended December 31, 2004 through December 31, 2009 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheets and the comparable period of the preceding year are attached hereto as Pages 14 through 23 and are incorporated herein by this reference.

Board of Directors and Stockholders
Broadleaf Capital Partners, Inc.

We have audited the accompanying balance sheet of Broadleaf Capital Partners, Inc. and subsidiaries (“the Company”) as of December31, 2004 through 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years from January 1, 2004 to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit and on the audit report of other auditors. We did not audit the financial statements of Broadleaf Capital Partners, Inc. as of December 31, 2003 and for the year then ended which reflected total assets of $949,471. Those statements were audited by prior auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Broadleaf Capital Partners, Inc. is based solely on the report of the prior auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the other auditors report provide a reasonable basis for our opinion.

In our opinion based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Broadleaf Capital Partners,, Inc. and subsidiaries as of December 31, 2004 through 2009, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception of $14,956,753 and has a working capital deficit of $1,034,085. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
August 25, 2011

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Audited)

				December 31,
	2009	2008	2007	2006	2005	2004	2003

ASSETS

CURRENT ASSETS

Cash	$31,342	$28,378	$111	$1,535	$1,600	$3,957	$3,075
Accounts Receivable(Net)	0	0	0	0	0	0	12,753

Total Current Assets	31,342	28,378	111	1,535	1,600	3,957	15,828

FIXED ASSETS, NET (Note2, 5)	0	0	0	0	0	0	10,038

OTHER ASSETS -
Investments (Note 2,4,8,10)	82,662	121,145	121,785	141,598	162,155	781,655	922,374
Other Assets	0	0	0	0	0	0	1,231

Total Other Assets	82,662	121,145	121,785	141,598	162,155	781,655	923,605

TOTAL ASSETS	$114,004	$149,523	$121,896	$143,133	$163,755	$785,612	$949,471

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$53,056	$41,114	$30,590	$137,239	$324,420	$421,118	$516,169
Accrued expenses	169,608	169,608	169,608	169,608	169,608	0	351,160
Accrued interest	162,541	125,964	99,081	73,226	47,371	21,516	307,130
Judgments payable	39,372	39,372	39,372	78,882	78,882	215,145	215,145
Liabilities for Discontinued Operations	0	0	0	0	0	0	353,978
Notes payable - current portion (Note 7)	640,801	640,801	1,047,954	1,047,954	1,292,308	1,507,887	521,437

Total Current Liabilities	1,065,378	1,016,859	1,386,605	1,506,909	1,912,589	2,165,666	2,265,019

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0	0	0	0	0	525,000

Total Liabilities	1,065,378	1,016,859	1,386,605	1,506,909	1,912,589	2,165,666	2,790,019

COMMITMENTS AND CONTINGENCIES (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)
(Audited)

				December 31,
	2009	2008	2007	2006	2005	2004	2003

Minority Interest (Note 13)	0	0	0	0	0	0	200,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Shares(10,000,000 authorized at $.01
par value 0 issued and outstanding 2009 to 2004,
515,300 issues and outstanding 2003)	0	0	0	0	0	0	5,153
Common Stock authorized at $0.001 par value;
shares issued and outstanding 2009 140,473,605
shares issued and outstanding 2008 140,473,605
shares issued and outstanding 2007 140,473,605
shares issued and outstanding 2006 140,473,605
shares issued and outstanding 2005 140,473,605
shares issued and outstanding 2004 116,461,640
shares issued and outstanding 2003 75,773,888
Total commons Shares issued and outstanding	140,474	140,474	140,474	140,474	140,474	116,462	75,774
Additional paid-in capital	13,875,209	13,875,209	13,875,209	13,875,209	13,875,209	13,831,232	13,731,300
Stock Subscriptions	(10,304)	(10,304)	(10,304)	(10,304)	(10,304)	17,500	7,000
Accumulated deficit	(14,956,753)	(14,872,715)	(15,270,088)	(15,369,155)	(15,754,213)	(15,345,248)	(15,859,775)

Total Stockholders' Equity (Deficit)	(951,374)	(867,336)	(1,264,709)	(1,363,776)	(1,748,834)	(1,380,054)	(2,040,548)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$114,004	$149,523	$121,896	$143,133	$163,755	$785,612	$949,471

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments
As at Ended December 31,
(Audited)

		Number
		Shares Owned	Original
Company	Business	or %	Cost		2009	2008	2007	2006	2005	2004	2003

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$82,662	$121,145	$121,785	$141,598	$162,155	$781,655	$815,983

Nutek Oil	Start-up	100000 Sh.	25,000	(b)	0	0	0	0	0	0	25,000

International Sports
& Media Group, Inc.	Start-up	100000 Sh.	0	(c)	0	0	0	0	0	0	10,000

Silverleaf Venture
Fund, Ltd.	Start-up	100%	75,000	(d)	0	0	0	0	0	0	71,391

TOTAL INVESTMENTS					$82,662	$121,145	$121,785	$141,598	$162,155	$781,655	$922,374

Schedule of Investments - Descriptions

a)	The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

b)
During the year ended December 31, 2003 the Company invested $25,000 in Nutek Oil, Inc. The Company's Investment Committee has since determined the fair market value to be zero after the company merged and filed for bankruptcy.

c)
During the year ended December 31, 2003, the Company entered into a Settlement Agreement with International Sports and Media Group, Inc. ("ISMG") whereby the Company settled ISMG's debt payable to the Company. As a part of this Settlement Agreement, the Company received 100,000 shares of ISMG's common stock, the market price of which was $0.10 per share on the date the Agreement was executed. The Company's Investment Committee has since concluded that there is no market for this Company.

d)
During the year ended December 31, 2003, the Company formed a wholly- owned subsidiary called Silverleaf Venture Fund, Ltd. ("Silverleaf"). Since inception, Silverleaf has acted as a holding company for some of the Company's investments. Since December 31, 2003, the Company's Investment Committee determined that there is mo market value for any remaining assets that were not sold during subsequent periods.

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Audited)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003

REVENUES	$7,600	$45,500	$7,600	$6,967	$173,880	$193,949	$1,900

EXPENSES

General and administrative	16,578	27,654	9,024	6,485	311,738	360,408	498,881
Depreciation (Note 5)	0	0	0	0	0	10,038	9,984

Total Expenses	16,578	27,654	9,024	6,485	311,738	370,446	508,865

NET INVESTMENT INCOME(LOSS)	(8,978)	17,846	(1,424)	482	(137,858)	(176,497)	(506,965)

OTHER INCOME (EXPENSE)

Gain on forgiveness of debt	0	407,000	146,159	430,988	113,652	613,568	1,079,614
Gain on prior year accrual reversal	0	0	0	0	0	307,130	0
Other Income	0	0	0	0	0	0	171,500
Interest expense	(36,577)	(26,833)	(25,855)	(25,855)	(25,855)	(50,180)	(217,140)
Unrealized loss on investments (Note 2,4,10)	(38,483)	(640)	(19,813)	(20,557)	(247,554)	(33,296)	(71,541)
Gain( Loss) on write off of investments (Note 2)	0	0	0	0	(111,350)	(146,198)	3,500

Total Other Income (Expense)	(75,060)	379,527	100,491	384,576	(271,107)	691,024	965,933

INCOME (LOSS) FROM CONTINUING OPERARION BEFORE INCOME TAXES	(84,038)	397,373	99,067	385,058	(408,965)	514,527	458,968

Benefit due to tax loss carryforward (Note 2)	0	(139,081)	(34,674)	(134,770)	0	(180,084)	0
Income taxes (Note 2)	0	139,081	34,673	134,770	0	180,084	0

NET INCOME (LOSS) CONTINUING OPERATIONS	(84,038)	397,373	99,067	385,058	(408,965)	514,527	458,968

Discontinued Operations (Note 12)	0	0	0	0	0	0	(41,824)

NET INCOME (LOSS)	$(84,038)	$397,373	$99,067	$385,058	$(408,965)	$514,527	$417,144

BASIC INCOME (LOSS) PER SHARE

Continuing Operations	(0.001)	0.003	0.001	0.003	(0.003)	0.005	0.011
Discontinued Operations	0.000	0.000	0.000	0.000	0.000	0.000	(0.001)

Basic Income (Loss) Per Share (Note 2)	(0.001)	0.003	0.001	0.003	(0.003)	0.005	0.010

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	140,209,504	140,209,504	140,209,504	140,209,504	137,752,238	102,168,959	41,450,802

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Audited)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(84,038)	$397,373	$99,067	$385,058	$(408,965)	$514,527	$417,144
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	0	0	0	0	0	10,038	9,984
Beneficial conversion costs	0	0	0	0	0	0	6,250
Amortization of prepaid expenses	0	0	0	0	0	0	53,000
Loss on investments, net	38,483	640	19,813	20,557	247,554	106,391	3,609
Loss on settlements of debts	0	0	0	0	0	0	90,863
Gain on settlements of debts	0	(407,000)	(146,159)	(430,988)	(113,652)	(613,568)	(1,141,497)
Common stock issued for settlements	0	0	0	0	0	39,667	0
Common stock issued for services	0	0	0	0	0	10,000	115,040
Loss from discontinued operations	0	0	0	0	0	0	41,824

(Increase) decrease in other assets	0	0	0	0	0	1,231	367
(Increase) decrease in accounts receivable	0	0	0	0	0	12,753	0
Increase (decrease) in accounts payable	11,942	10,371	0	(547)	(92,886)	(95,051)	70,690
Increase (decrease) in Accrued Expenses	36,577	26,883	25,855	25,855	227,034	(377,184)	111,364
Increase (decrease) in Judgments Payable	0	0	0	0	0	0	0

Net Cash Used in Operating Activities	2,964	28,267	(1,424)	(65)	(140,915)	(391,196)	(221,362)

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
investments and note conversions to stock	0	0	0	0	67,179	90,953	0
Purchase of investments	0	0	0	0	0	0	(37,735)
Funds received from investments	0	0	0	0	0	0	200,000
Increase in investments	0	0	0	0	0	0	(85,000)
Retirement of preferred shares	0	0	0	0	0	(5,153)	0
Receipts of investment disbursements	0	0	0	0	371,946	34,328	134,176

Net Cash Provided (Used) in Investing Activities	0	0	0	0	439,125	120,128	211,441

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Audited)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	0	0	0	0	(220,000)	0	(38,036)
Net Proceeds from borrowings	0	0	0	0	83,500	261,450	30,536
Proceeds from subscriptions payable	0	0	0	0	(27,804)	0	10,000
Distributions on notes receivable	0	0	0	0	0	0	(79,228)
Receipts of payments on notes receivable	0	0	0	0	0	0	66,475
Net Payments on judgements payable	0	0	0	0	(136,263)	0	0
Receipt of subscription receivable	0	0	0	0	0	10,500	22,500

Net Cash Provided by Financing Activities	$0	$0	$0	$0	$(300,567)	$271,950	$12,247

NET DECREASE IN CASH	$2,964	$28,267	$(1,424)	$(65)	$(2,357)	$882	$2,326

CASH, BEGINNING OF YEAR	28,378	111	1,535	1,600	3,957	3,075	749

CASH, END OF YEAR	$31,342	$28,378	$111	$1,535	$1,600	$3,957	$3,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$0	$0	$0	$0	$0	$13,530	$472
Income taxes paid	$0	$0	$0	$0	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Common stock issued in conversion of debts and interest	$0	$0	$0	$0	$32,179	$72,900	$819,696
Common stock issued for services	$0	$0	$0	$0	$0	$10,000	$115,040
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0	$0	$0	$(27,804)	$10,500	$22,500
Common stock issued for settlements	$0	$0	$0	$0	$0	$39,667	$0
Common stock issued for prepaid services	$0	$0	$0	$0	$0	$0	$56,000

The accompanying notes are an integral part of these consolidated financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2003
(Audited)

					Additional	Subscriptions
	Preferred Stock		Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance 31-Dec-02	515,300	$5,153	24,089,208	$24,090	$12,794,424	$0	$(16,276,919)	(3,453,252)

Common stock issued on conversion of debt	0	0	5,000,000	5,000	68,511	0	0	73,511

Common stock issued for services rendered	0	0	2,259,000	2,259	106,780	0	0	109,039

Common shares issued for services and prepaid services	0	0	6,000,000	6,000	56,000	(56,000)	0	6,000

Common stock issued as payment of debts	0	0	9,635,680	9,635	239,025	0	0	248,660

Common stock issued as settlement of debts	0	0	24,240,000	24,240	473,280	0	0	497,520

Common stock issued for subscriptions receivable	0	0	4,550,000	4,550	17,950	(22,500)	0	0

Dividend accrual	0	0	0	0	(30,920)	0	0	(30,920)

Beneficial conversion feature on convertible debt	0	0	0	0	6,250	0	0	6,250

Cash received on subscriptions receivable	0	0	0	0	0	22,500	0	22,500

Amortization of prepaid services	0	0	0	0	0	53,000	0	53,000

Cash received on subscriptions payable	0	0	0	0	0	10,000	0	10,000

Net income for the year ended December 31, 2003	0	0	0	0	0	0	417,144	417,144

Balance 31-Dec-03	515,300	$5,153	75,773,888	$75,774	$13,731,300	$7,000	$(15,859,775)	$(2,040,548)

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2004
(Audited)

					Additional	Subscriptions
	Preferred Stock		Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance 31-Dec-03	515,300	$5,153	75,773,888	$75,774	$13,731,300	$7,000	$(15,859,775)	$(2,040,548)

Common stock issued on conversion of debt	0	0	29,951,853	29,952	42,948	0	0	72,900

Common stock issued for services rendered	0	0	500,000	500	9,500	0	0	10,000

Retirement of Preferred Stock Shares	(515,300)	(5,153)	0	0	5,153	0	0	0

Common stock issued Capital Contributions	0	0	833,333	833	1,667	0	0	2,500

Common stock issued as settlement of debts	0	0	4,666,667	4,667	35,000	0	0	39,667

Common stock issued for subscriptions receivable	0	0	5,000,000	5,000	6,000	10,500	0	21,500

Adjustment per Company	0	0	(264,101)	(264)	(336)	0	0	(600)

Net income for the year ended December 31, 2004	0	0	0	0	0	0	514,527	514,527

Balance 31-Dec-04	0	$0	116,461,640	$116,462	$13,831,232	$17,500	$(15,345,248)	$(1,380,054)

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Year Ended December 31, 2005
(Audited)

					Additional	Subscriptions
	Preferred Stock		Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance 31-Dec-04	0	$0	116,461,640	$116,462	$13,831,232	$17,500	$(15,345,248)	$(1,380,054)

Common stock issued on conversion of debt	0	0	14,289,743	14,290	17,889	0	0	32,179

Common stock issued Capital Contributions	0	0	3,888,888	3,889	31,088	0	0	34,977

Common stock issued for subscriptions receivable	0	0	5,833,334	5,833	(5,000)	(20,500)	0	(19,667)

Cash received on subscriptions receivable	0	0	0	0	0	(7,304)	0	(7,304)

Net income for the year ended December 31, 2005	0	0	0	0	0	0	(408,965)	(408,965)

Balance 31-Dec-05	0	$0	140,473,605	$140,474	$13,875,209	$(10,304)	$(15,754,213)	$(1,748,834)

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
For the Years Ended December 31, 2006 through 2009
(Audited)

			Additional	Subscriptions
	Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balance 31-Dec-05	140,473,605	$140,474	$13,875,209	$(10,304)	$(15,754,213)	(1,748,834)

Net income for the year ended December 31, 2006	0	0	0	0	385,058	385,058

Balance 31-Dec-06	140,473,605	140,474	13,875,209	(10,304)	(15,369,155)	(1,363,776)

Net income for the year ended December 31, 2007	0	0	0	0	99,067	99,067

Balance 31-Dec-07	140,473,605	140,474	13,875,209	(10,304)	(15,270,088)	(1,264,709)

Net income for the year ended December 31, 2008	0	0	0	0	397,373	397,373

Balance 31-Dec-08	140,473,605	140,474	13,875,209	(10,304)	(14,872,715)	(867,336)

Net income for the year ended December 31, 2009	0	0	0	0	(84,038)	(84,038)

Balance 31-Dec-09	140,473,605	$140,474	$13,875,209	$(10,304)	$(14,956,753)	(951,374)

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 1 -COMPANY BACKGROUND

The consolidated financial statements include those of Broadleaf Capital Partners, Inc., a Nevada company, (Broadleaf), and its wholly owned subsidiaries, Peacock Real Estate Development Corporation (PREDC), Peacock International Corporation (PIC), DotCom Ventures, LLC (DotCom), Peacock Sports, Inc. (PSI), Broadleaf Asset Management (BAM), Broadleaf Financial Services (BFS), Silverleaf Venture Fund, LLC (SVF) and Brand Asset Management (Brand). The consolidated financial statements also include its majority-owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (70%), Orange County Soccer Development Corporation (Orange) (70%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNetPartners, Inc. (iNet) (51%). Collectively, they are referred to herein as "the Company".

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

DotCom was organized on July 23, 1999. Peacock acquired its initial 50% ownership with an initial investment of $112,203. On January 5, 2000, the Company acquired the remaining 50% ownership by granting options to acquire a total of 500,000 restricted common shares of the Company at $0.10 per share. DotCom was organized for the purposes of conducting an internet production company and to consult start-up and emerging growth companies with their internet strategies. DotCom had no operations since 2003.

PSI was incorporated in January 2000 to hold and manage investments in professional sports. During the years ended December 31, 2003, 2002, and 2001, PSI had no significant operations.

In January 2000, the Company acquired an 85% ownership interest for $50,000 cash in Orange County Soccer Development Corporation (Orange). The investment was recorded as a purchase. Orange discontinued operations effective December 31, 2000.

In February 2000, the Company acquired an 85% ownership interest for $100,000 cash in Bay Area Soccer Development Corporation (Bay Area). The investment was recorded as a purchase. Effective December 31, 2000, Bay Area discontinued its operations.

In February 2000, the Company acquired a 53% ownership interest in Riverside County Soccer Development Corporation (Riverside) for $6,000. The investment was recorded as a purchase. Effective December 31, 2000, Riverside discontinued its operations.

Broadleaf holds a 51% interest in iNet as of December 31, 2001. iNet was organized under the laws of the State of California on December 15, 1999 with the intent to develop Internet e-commerce applications for both the new and used automotive markets. Effective December 31, 2000, iNet had no significant operations.

On May 23, 2002 Storage Suites America was formed as a wholly owned subsidiary to take advantage of the growing self storage trend. During 2002 it was decided Broadleaf could not provide the capital and management support needed by Storage Suites America to implement their business plan. During March 2003 the Storage Suites America entity was sold by Broadleaf.

Silverleaf Venture Fund, LLC was formed on July 29, 2003 as a wholly owned subsidiary. The company had a limited history and briefly acquired shares in small micro cap companies during 2003 and 2004. However, due the lack of liquidity and markets available willing to buy these investments, they were written down to zero market value based on management recommendations and has had no significant operations since 2004.

Broadleaf’s remaining subsidiaries, BAM, BFS, and Brand, were all incorporated in 2001. These subsidiaries have had no operations to date, and management is currently evaluating its alternatives for these companies.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 1 - COMPANY BACKGROUND (Continued)

On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Simultaneously, the Company registered an offering circular with the SEC for 13,000,000 shares of common stock under Regulation E of the Investment Act to raise capital and to make investments in real estate and in eligible portfolio companies. The Company participates in the formation of, and invests in, emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. During 2004 the Company had failed to comply with Business Development Company requirements while trying to maintain business operations and the Business Development License has been rescinded by the SEC.

From December 2000 through 2006 the Company did not have a permanent President but was run by interim President Robert A. Braner who was also Chairman of the Board during the same time. The Company has since hired a permanent President and restored its normal management structure.

The Company currently continues operations of its active holdings, all in the parent Company structure and not its subsidiaries which are currently inactive and being held for future ventures. Also, the Company is actively looking for opportunities to utilize its tax assets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.

Broadleaf Capital Partners, Inc. (the Company) is a closed-end management investment company organized as a Nevada corporation. Although these types of company’s should prepare their financial statements in conformity with accounting principles generally accepted in the United States of America, and are subject to audit as are other investment companies, the statement presentation of some companies may need to be tailored to present the information in a manner most meaningful to their particular group of investors. Since debt is a significant item, the Company concluded that a balance sheet would be more appropriate than a statement of net assets. Also, the Company believes Article 5 of Regulation S-X applies.

FASB Codification:

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles, (“Codification”) effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report now refer to the Codification topic section rather than a specific accounting rule as was past practice.

Principles of Consolidation:

The consolidated financial statements include those of Broadleaf Capital Partners, Inc., a Nevada corporation, and its wholly-owned subsidiaries, Peacock Real Estate Development Corporation (California) (PREDC), Peacock International Corporation (Bahamas) (PIC), DotCom Ventures, LLC (DotCom), Peacock Sports, Inc. (PSI), Silverleaf Venture Fund. LLC (SVF), Broadleaf Asset Management (BAM), Broadleaf Financial Services (BFS), and Brand Asset Management (Brand). They also include the majority owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (80%), Orange County Soccer Development Corporation (Orange) (85%), Riverside County Soccer Development Corporation (Riverside) (53%), and iNet Partners, Inc. (iNet) (51%). All significant intercompany accounts and transactions have been eliminated.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates:

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

Risk and Uncertainties:

Our future results of operations and financial condition will be impacted by the following factors, among others: our lack of capital resources, dependence on third-party management to operate the companies in which we invest and dependence on the successful development and marketing of any new products in new and existing markets. Generally, we are unable to predict the future status of these areas of risk and uncertainty. However, negative trends or conditions in these areas could have an adverse affect on our business.

Cash and Cash Equivalents:

For financial statement presentation purposes, short-term, highly liquid investments with original maturities of three months or less are considered to be cash equivalents. The Company maintains its cash accounts at all times at levels that do not exceed the insurable FDIC limit, but management believes that there is little risk of loss.

Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include investments in available-for-sale securities and accounts payable and accrued expenses. The Company has also applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments:

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

Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The carrying values of investments that have no readily-determinable market values are determined by the Board of Directors, based upon its analysis of the assets and revenues of the underlying invested companies.

Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values of the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

Comprehensive Income:

ASC Topic 220 (SFAS No. 130) establishes standards for reporting comprehensive income and its components. Comprehensive income is defined as the change in equity during a period from transactions and other events from non-owner sources. Per the consolidated financial statements, the Company has purchased available-for-sale securities that are subject to this reporting.

Other-Than-Temporary Impairment:

All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

•	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
•
When events or changes in circumstances indicate that long-lived assets other than goodwill may be impaired, an evaluation is performed to determine if a write-down to fair value is required. When an asset is classified as held for sale, the asset's book value is evaluated and adjusted to the lower of its carrying amount or fair value less cost to sell. In addition, depreciation and amortization ceases while it is classified as held for sale.

•	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
•	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
•
the investee’s receipt of additional funding at a lower valuation. If an investee obtains additional funding at a valuation lower than our carrying amount or a new round of equity funding is required for the investee to remain in business, and the new round of equity does not appear imminent, it is presumed that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise.

Recently Issued Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165” or ASC 855). SFAS 165 (ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 (ASC 855) sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 (ASC 855) was effective for interim or annual financial periods ending after June 15, 2009.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168” or ASC 105-10). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative

Non-governmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 (ASC 105-10) was effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13. This standard updates FASB ASC 605, Revenue Recognition (“ASC 605”). The amendments to ASC 605 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. These amendments to ASC 605 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company adopted these amendments on January 1, 2010. Management does not believe that the adoption of this standard will have any impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). This standard updates FASB ASC 820, Fair Value Measurements (“ASC 820”). ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of desegregations and about inputs and valuation techniques used to measure fair value. The standard is effective for interim and annual reporting periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted ASU 2010-06 on January 1, 2010, which had no material impact on the financial statements. Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Revenue and Cost Recognition:

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product if applicable has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company also receives shares in certain companies for providing capital and investment services. Therefore when this type of income is recognized, the Company records it as income based on the fair value of the shares received.

Fixed Assets:

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Most of the fixed assets of the company have been retired during the 2005 fiscal year and, the related costs and accumulated depreciation have been removed from the accounts and any gain or loss was recognized during that period.

Reclassifications:

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31 2009 through 2003:

	2009	2008	2007	2006	2005	2004	2003

Net Income (Loss)	$(84,038)	$397,374	$99,067	$385,058	$(408,965)	$514,527	$417,144

Weighted-average common shares outstanding basic:

Weighted-average common stock	140,473,605	140,473,605	140,473,605	140,473,605	137,752,238	102,168,959	41,450,802
Equivalents
Stock options	-	-	-	-	-	-	-
Warrants	-	-	-	-	-	-	-
Convertible Notes	-	-	-	-	-	-	-
Weighted-average common shares outstanding- diluted	140,473,605	140,473,605	140,473,605	140,473,605	137,752,238	102,168,959	41,450,802

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes:

The Company, a C-corporation, accounts for income taxes under ASC Topic 740 (SFAS No. 109) Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “ Uncertainty in Income Taxes ” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Company has projected $14,320,387 as of December 31, 2009 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The net operating loss carry forwards for federal income tax purposes will expire between 2010 and 2019. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

December 31,	2009	2008	2007	2006	2005	2004	2003

Deferred tax assets:
NOL Carryover	14,320,387	14,717,761	14,816,828	15,201,886	14,792,921	15,307,448	14,876,820

Adjusted Taxable Income	-84038	397374	99067	385058	-408965	514527	-430628

Valuation allowance	0	-397374	-99067	-385058	0	-514527	0

Net deferred tax asset	0	0	0	0	0	0	0

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $5,012,135 at December 31, 2009. The allowance is calculated as equal to the full potential tax benefit of the December 31, 2009 NOL value of $14,320,386.

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of $14,320,326 as of December 31, 2009. The Company also has certain debts that have been in default since December 31, 2003. The Company's stockholders' deficit at December 31, 2009 was $951,423, and its current liabilities exceeded its current assets by $1,034,085. These trends have been consistent in all of the periods presented here, from December 31, 2004 through December 31, 2009, respectively.

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

On May 26, 2003 the Company entered into a Memorandum of Understanding with an individual whereby the Company is to organize a subsidiary and sell a 21% interest in the subsidiary to the individual for $200,000. Immediately thereafter, the Company would transfer the control of the Canyon Shadows LP to the new subsidiary. Thereafter, the individual is to be entitled to 21% of the quarterly distributions from Canyon Shadows LP or $5,000 whichever is greater. As of December 31, 2004, the individual had their investment reclassified as a note payable secured against the property with the same income provisions. The Company has been accruing payments to the individual totaling 21% of the Company's monthly distribution from the Canyon Shadows investment.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Year Ended December 31,	2009	2008	2007	2006	2005	2004	2003

Furniture and fixtures	$0	$0	$0	$0	$0	$3,559	$3,559
Computers and software	3,500	3,500	3,500	3,500	3,500	32,669	32,669
Other equipment	400	400	400	400	400	20,000	20,000

	3,900	3,900	3,900	3,900	3,900	56,228	56,228

Accumulated depreciation	3,900	3,900	3,900	3,900	3,900	46,190	36,152
Current depreciation expense	0	0	0	0	0	10,038	10,038

	3,900	3,900	3,900	3,900	3,900	56,228	46,190

Net fixed assets	$0	$0	$0	$0	$0	$0	$10,038

Depreciation expense for the years ended December 31, 2004, was $10,038 and $0 for years ending December 31 2005 through 2009. Most Fixed assets were retired during the reduction of operations in 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships. The Company received a $30,000 from director Donna Steward in 2004 as stated in note 7. Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following at December 31, 2009 through 2003

As at December 31,	2009	2008	2007	2006	2005	2004	2003

Note payable at 5%, secured by an assignment of partnership cash, interest payable quarterly, principal due January 1, 2007, convertible to common stock. Resettled as part of the Peacock Note in 2008.	$0	$0	$500,000	$500,000	$500,000	$500,000	$500,000

Note payable at variable rate (18.0% at December 31, 2000) collateralized by deed of trust on real property. Lump sum payment was due May 21, 1999, currently in default. Both general partners since deceased. Note written off in 2006	0	0	0	0	86,854	86,854	86,854

Note payable at 10%, secured by deed of trust, due March 31, 1996, currently in default. Developer of project investor since retired. Note written off in 2006	0	0	0	0	65,000	65,000	65,000

Funds on demend note borrowed from a related entity, with zero stated interest and written off in 2005	0	0	0	0	0	20,000	20,000

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debentures were resettled as part of the Peacock note in 2008.	0	0	139,583	139,583	139,583	139,583	139,583

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debentures are currently in default.	10,383	10,383	10,383	10,383	10,383	29,500	25,000

Peacock Settlement Note of 2008 resettled three existing notes as stated on November 26, 2008 with a simple interest rate oof 3% per annum. Note holder has right on 30 days written notice to demand stock totaling no more than 9.9% of total outstanding shares current and not allowing cumulative total to exceed 30% adjusting with new issuance for dilutive purposes.	357,430	357,430	0	0	0	0	0

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 7 – NOTES PAYABLE (Continued)

	2009	2008	2007	2006	2005	2004	2003
Peacock Family Trust debentures issued during 2004 with a stated interest rate of 10% per annum. all debentures were resettled as part of the Peacock note in 2008.	0	0	125,000	125,000	125,000	125,000	0

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market of the five previous trading days of the conversion request.	30,000	30,000	30,000	30,000	30,000	30,000	0

Hannesman secured demand note used for working capital purposes with interest at 3% per annum, and paid in cash during 2005 from Canyon Shadows LLC investment refinance	0	0	0	0	0	200,000	200,000

Convertible note payable, accrues with an interest at a Rate of 6.0% per annum, two-year term. Currently in default.	42,988	42,988	42,988	42,988	42,988	0	0

Short term unsecured working capital demand notes, with no stated interest rate of return which were acquired by the company during 2004 and written off during 2005, due to inability of the company to repay or settle the debts.	0	0	0	0	0	19,450	10,000

Short term unsecured working capital demand notes, with no stated interest rate of return which were acquired by the company during 2004 and written off during 2006, due to inability of the company to repay or settle the debts.	0	0	0	0	92,500	92,500	0

Virginia Roberts investment was originally stated as Minority Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment and entitled note holder to 21% if Investment distributions at no less than $5,000 per quarter.	200,000	200,000	200,000	200,000	200,000	200,000	0

Total Notes Payable	640,801	640,801	1,047,954	1,047,954	1,292,308	1,507,887	1,046,437

Less Current Portion	640,801	640,801	1,047,954	1,047,954	1,292,308	1,507,887	521,437

Long Term Notes Payable	$0	$0	$0	$0	$0	$0	$525,000

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 7 – NOTES PAYABLE (Continued)

The aggregate principal maturities of notes payable are as follows: All are are short term and current due as of December 31, 2009.

At December 31, 2009, the Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements. Accrued interest on these notes totaled a cumulative $162,541 as of December 31, 2009.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. General Partner Obligations

The Company serves as general partner in several real estate development partnerships until 2005 when they reduced their position to one partnership (Canyon Shadows) of which they became a limited partner during the 2005 refinance of the project . The Company may still be held liable for certain liabilities, although because the amounts are minimal and the entities are limited liability companies, management does not feel that the potential liabilities will have a material impact on the Company.

b. Housing Grant

In April 1995, the Company acquired a 120-unit apartment complex using a $975,000 loan that was converted to a grant from the City of Riverside, California. The loan was a non-recourse and was secured by a second trust deed on the property. After the Company met certain requirements pertaining to the complex, which have been stipulated by the city, the loan was forgiven by the City of Riverside on January 31, 2005 before the refinance of the Canyon Shadows project.

a. Stock Escrow and Security Agreement

In 2004 and 2005, the Company entered into a Stock Escrow and Security Agreement with Angus Holdings, LLC ("Angus") and Douglas Morgan whereby the Company borrowed funds under the terms of a convertible promissory note. The Company still has $53,371 outstanding on its books as of December 31, 2009. Although the Company has not had request to convert these loans in many years and feels the statute of limitations has passed, they have kept the liabilities open in the event some settlement is eventually reached. Currently, there is no stock being held in escrow.

d. Litigation

Since January 1, 2000, the Company was party to certain legal proceedings, resulting in judgments and settlements since the 2003, the last previous audited calendar year. The following is a summary of those payables:

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 8 – COMMITMENTS AND CONTINGENCIES (Continued)

During the year of 2003, Bank of Hemet received a legal judgment against the Company totaling $932,006. In 2000, however, the Company had negotiated a settlement in this case for $100,000, and booked this amount as a contingent liability at December 31, 2000. In 2001, the Company defaulted on this settlement. As a result, during 2001, the Company recorded the full amount of the judgment, less payments made by the Company to Bank of Hemet. On November 20, 2002, the Company negotiated another settlement on this amount totaling $280,000, payable from proceeds from the Canyon Shadows investment. During 2002, the contingency was recorded at this amount plus interest imputed at an annual rate of 8%. At December 31, 2002, this liability is recorded at $269,535. In 2003, this liability was transferred to an unrelated entity by the name of Jeager and Kodner, LP. ("JK"). The Company negotiated a new settlement with JK whereby JK became entitled to the Company's cash receipts from its Canyon Shadows investment (less 21% - see Note 4), until JK is paid in full. As of December 31, 2003, the Bank of Hemet/JK liability totaled $168,794. This liability was paid in full in cash during 2005 from the refinance of their Canyon Shadows Investment.

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

In 2001, 1st Miracle Group, Inc. received a legal judgment against the Company totaling $100,000. Management was able to negotiate a settlement on this amount, totaling $20,000. At December 31, 2003, the liability is recorded at the settled amount, plus accrued interest imputed at 8% annually totaling $23,328. The balance has been eliminated from the books as of December 31, 2007.

In 2001, AMG Consulting brought legal action against the Company, seeking damages of $21,012. During 2003, this amount was settled in full for $6,000 in cash.

In 2002, a former employee received a legal judgment against the Company totaling $20,110. At December 31, 2003, this liability is recorded at the settled amount plus accrued interest imputed at 8% annually for a total liability of $23,021. This amount was adjusted for another judgment which was then being recorded as accounts payable of December 31, 2004. During 2007, there was a partial payment of the settlement of the combined balance and $39,372 is still recorded as a judgment payable at December 31, 2009.

NOTE 9 - PREFERRED STOCK

The Company's redeemed its preferred stock as of the beginning of the 2004 corporate year and they were returned to the Company. There is currently no issued and outstanding preferred stock. The Company has the right to reissue the shares along with their rights to annual quarterly dividends to be paid at the rate of 6% to all shareholders of record on the last day of each quarter.

Each preferred share is convertible into one share of the common stock of the Company, such conversion to occur automatically and registered concurrently with any public offering of the common shares of the Company.

NOTE 10 -INVESTMENTS AND INVESTMENT VALUATION

On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation (BDC) as defined under the Investment Act of 1940 in order to invest in real estate and eligible portfolio companies. This resulted in the Company becoming a specialized type of Investment Company. Due to the administrative burdens the Company rescinded its Business Development license during 2005 and for comparative purposes all information presented here including the year ended December 31, 2004 is presented as an Investment company and not a BDC.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 10 -INVESTMENTS AND INVESTMENT VALUATION (Continued)

As described in note two, the Company which is no longer a BDC adopted in 2008 FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) for valuation purposes. Previously, as required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of investments for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, when determining fair value, the Company will consider whether factors exist that indicate a significant decrease in the volume and level of activity for an asset or liability by comparing those levels to normal levels of market activity. Those factors may include, but are not limited to whether:

• There are few recent transactions.
• Price quotations are not based on current information.
• Price quotations vary substantially either over time or among market makers (for example, some brokered markets).
• Indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability.
• There is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the reporting fund’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability.
• There is a wide bid-ask spread or significant increase in the bid-ask spread.
• There is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities.
• Little information is released publicly (for example, a principal to- principal market).

Significant judgment may be required from time to time to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability based on the weight of the evidence. When the market has become less active or is no longer active, there is an increased likelihood of distressed or forced transactions underlying market transactions. Therefore, quoted prices become less reliable indicators of fair value. In circumstances where there has been a significant decrease in the volume and level of activity for an asset or a liability in relation to normal market activity, additional steps should be taken by the Company to determine whether other valuation techniques and inputs are needed to meet the objective of a fair value measurement. However, in many cases, our availability of relevant observable inputs to determine the fair value of a liability may be limited or unavailable. In such cases the Company will employ any valuation method which provides a suitable market value as determined by the Company which may include;

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

b. Appraisal - The appraisal method is used to value an investment position after analysis of the best available outside information where there is no established public or private market method which have restrictions as to their resale as denoted in the schedule of investments are also considered to be restricted securities.

The Company feels all current investments that are not liquid are currently represented at values that are not materially different from fair market value.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 11 - STOCK OPTIONS AND WARRANTS

During the years ended December 31, 2004 through December 31, 2009, the Company has rescinded any stock options of prior periods not already exercised and has not issued any new options or warrants during the period.

NOTE 12 - DISCONTINUED OPERATIONS

Effective December 31, 2000, the Company discontinued the operations of the Bay Area, Orange and Riverside soccer subsidiaries. The following is a summary of the loss from discontinued operations resulting from the dissolution of these subsidiaries. The Company has established a reserve for discontinued operations of $353,978 at December 31, 2003. which consists of net liabilities in excess of recoverable assets. No tax benefit has been attributed to the discontinued operations. The reserve was eliminated at December 31, 2004 after chargeback’s were applied against the reserve. For the year ended December 31, 2003 losses from discontinued operations consisted of depreciation of $216 and interest expense of $41,608 for a total of $41,824.

NOTE 13 – MINORITY INTEREST

During the 2004 fiscal year the Company renegotiated the terms of its minority interest holder. The investment in the Company was reclassified as a Note Payable secured against the Canyon Shadows Investment as described in Note 7 Notes Payable during the year ended December 31, 2004. The payments on the note were to be 21% of the investment distributions from the property but not less than $5,000 per quarter. Any unpaid distributions have been accrued in these financial statements.

NOTE 14 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	2009	2008	2007	2006	2005	2004	2003

Net Income(Loss)	$(84,038)	$397,374	$99,067	$385,058	$(408,965)	$514,527	$417,144

Net Investment Value End of Period	$(951,374)	$(867,336)	$(1,264,709)	$(1,363,776)	$(1,748,834)	$(1,380,054)	$(1,840,548)
Weighted-average common shares outstanding basic:	140,473,605	140,473,605	140,473,605	140,473,605	137,752,238	102,168,959	41,450,802

Beginning of period Net Asset Value	(0.006)	(0.009)	(0.010)	(0.013)	(0.014)	(0.044)	(0.194)
Income from Net Investment operations Income(Loss)	(0.000)	0.000	(0.000)	0.000	0.000	(0.002)	(0.010)
Net Losses Securities (realized & unrealized)	-	-	-	-	(0.001)	(0.000)	-

Total from investment operations	(0.000)	0.000	(0.000)	0.000	(0.001)	(0.002)	(0.010)

Other Increases(Decreases)	(0.001)	0.003	0.001	0.003	0.002	0.032	0.160

End of period Net Asset Value	(0.007)	(0.006)	(0.009)	(0.010)	(0.013)	(0.014)	(0.044)

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 through 2003

NOTE 15 – SUBSEQUENT EVENTS

In August 2011 the company issued two forms 8K for events pertaining to the fiscal years included in these financial statements. They are referenced to this report. In addition the company is continuing to bring current all of its filing requirements required by SEC regulations and to reestablish its quotation on the OTC Bulletin Board. Subsequent to December 31, 2009 the company rescinded 10,313,680 shares of common stock held by the former interim president Robert A. Braner.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company recently changed certifying auditors for the periods covered in this financial report. The prior firm was dismissed with no disagreements on accounting and financial disclosures.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of December 31, 2009 through December 31, 2003, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2009 based on such criteria.

Management did not use a formal framework to conduct the required evaluation of the effectiveness of the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (1) the small size of the Company’s current operations and (2) the Company’s executive management structure (consisting of only the Company’s principal executive officer and principal financial officer) which enables management to be aware of all transactions. The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

●The Company lacks personnel with the experience to properly analyze and record complex transactions in accordance with GAAP.

● The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

● The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions.

● The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

● The Company has not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

Changes in Internal Control over Financial Reporting
Except as described above, there has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation made by management required by paragraph (d) of Section 240.13a-15 or Section 240.15d-15 under the Exchange Act that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Auditor’s Report on Internal Control over Financial Reporting
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers
The following sets forth the names and ages of all of our directors and executive officers as of the date of this annual report. Also provided herein is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

The following persons constitute all of the Company’s Executive Officers and
Directors:

NAME	AGE	POSITION

J. Michael King	73	Interim President/CFO

Donna Steward	69	Director

Charles Snipes	89	Director

Robert McCoy	69	Director

The Company's Bylaws currently authorize up to 13 directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

J. Michael “Mike” King

Mike and his company Princeton Research, specialize in the creation, development, and promotion of business ventures that serve either a social or economic purpose. A 1960 graduate of the Wharton School of the University of Pennsylvania, Michael has spent nearly 30 years on Wall Street as broker, trader, and principle of his own companies. Before New York, he co-founded the Imperial Battery Company in Lynchburg, Virginia and worked for Amco-Teledyne where he engineered the design and operation of industrial plants for companies such as International Shoe. Michael has always maintained a progressive vision for the future, evidenced by his founding of the Tuskegee Mills textile factory in Tuskegee, Alabama where he was the first business owner in the American South to hire black women.

A former member of the New York Mercantile Exchange and the Chicago Board of Trade, Michael founded his own firm, King Commodity Services, before managing several high-profile accounts on Wall Street, including the Bunker Hunt account, while working for the likes of E.F. Hutton, Shearson Lehman, and Anglo American. After placing 2nd and 5th respectively in the 1990 and 1991 United States Investing Championship, he became a partner at ZimLev, Inc., a company which generated $90 million in equity, managed $1 billion in assets, and was a top ten performer between 1992 and 1995.

In 1997 Michael moved to Las Vegas and founded Princeton Research, Inc., registering soon after with Morgan Fuller Capital of San Francisco. Since 1999 Michael and Princeton have published a daily, and now weekly market letter providing on-point analysis of fundamental economic data and investment advice to an extensive network of analysts, investors, and traders across the world.

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

Robert McCoy

He graduated from Frayser High School – Memphis TN and the University of Tennessee – Knoxville TN. He is an experienced senior executive with 14 years facilities management experience and 28 years senior management experience among various companies. As President of Marquis Elevator, Inc. he built and then later sold the largest independent elevator company in Nevada. Bob has served as Secretary and Treasurer of CLX Medical since March 2007 and also serves as its Principal Accounting Officer.

Code of Ethics

Effective January 1, 2004 and revised in August 2011, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission there under. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 3887 Pacific Street, Las Vegas, Nevada 89121.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company’s directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual’s beneficial ownership of the Company’s common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.
The Company's Director, Donna Steward, failed to file a report on Form 5 covering the issuance and status to her by the Company for the periods of January 1, 2004 through the filing of this report dated August 31, 2011.

The Company's Director, Charles Snipes, failed to file a report on Form 5 covering the issuance and status to him by the Company for the periods of January 1, 2004 through the filing of this report dated August 31, 2011.

The Company's Director, Robert McCoy, failed to file a report on Form 5 covering the issuance and status to him by the Company for the periods of January 1, 2004 through the filing of this report dated August 31, 2011.

The Company's Interim president, J. Michael King, failed to file a report on Form 5 covering the issuance and status to him by the Company for the periods of January 1, 2004 through the filing of this report dated August 31, 2011.

Audit Committee and Audit Committee Financial Expert

The Company does not have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions. The board of directors has determined that the Company does not have an audit committee financial expert serving on the board. The Company does not have an audit committee financial expert because it has been unable to attract and compensate an individual with the necessary skills to serve in such role. The Company intends to identify and appoint a financial expert when possible.

ITEM 11. EXECUTIVE COMPENSATION

	SUMMARY COMPENSATION TABLE

NAME AND	POSITIONYEAR
PRINCIPAL	COMPENSATION	ANNUAL	LONG TERM COMPENSATION

J. Michael King	2005 -2009	$18,000	5,250,000 shares of common stock (1)(2)
Interim President/CFO

(1) On August 30, 2010, the Company issued these shares to Mr. King in lieu of compensation accrued and unpaid as of December 31, 2009.
(2) Mr. King has waived his accrual of any and all unpaid compensation other than the 5,250,000 shares issued on August 30, 2010 through the December 31, 2009 period.

Narrative Disclosure to Summary Compensation Table
Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2009. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation. There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2009.

Employment Agreements
The Company does not have any employment agreements with its executive officers. Our executive officers are employees-at-will and, therefore, may be terminated at any time, with or without cause, and with no severance award owed to them.

Director Compensation
The Company’s directors do not receive cash compensation for their services on the board of directors. There is a fee payable of $1,000 per meeting plus non-employee directors are reimbursed for out-of-pocket expenses associated with attending Company meetings and otherwise fulfilling their duties as directors. All unpaid fees have been accrued by the company through December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND
 RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 31, 2011, the number and percentage of outstanding shares of common stock which, according to the information supplied to us, were beneficially owned by (i) each current director, (ii) each current executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of our outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

	NAME AND ADDRESS OF	AMOUNT OF	PERCENT OF
TITLE OF CLASS	BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	CLASS

Common Stock	J. Michael King	10,550,000	7.30%
	3887 Pacific Street
	Las Vegas, NV 89121

Common Stock	Donna Steward	2,300,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Charles Snipes	1,800,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Robert McCoy	1,750,000	*
	3887 Pacific Street
	Las Vegas, NV 89142

Common Stock (all officers and directors as a group-4 persons)		16,400,000	11.36%

* Less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
When the Company is contemplating entering into any transaction in which any executive officer, director, nominee or any family member of the foregoing would have any direct or indirect interest, regardless of the amount involved, the terms of such transaction have to be presented to the full board of directors (other than any interested director) for approval. The board has not adopted a written policy for related party transaction review but when presented with such transaction, they are discussed by the full board of directors and documented in the board minutes.

During the fiscal year ended December 31, 2009 through December 31, 2004, the Company engaged in the following transactions with a related person:

Director Independence
Our board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in NASDAQ Rule 4200(a)(15). Based on this standard, the board of directors has determined that it currently has no members who qualify as “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

HJ and Associates LLC was dismissed as the independent certified public accountant to audit the consolidated financial statements of the Company and its subsidiaries after 2003. There was no disagreement between the firm and the Company for this or any period on any matters. John Scrudato CPA was engaged as the independent certified public accountant to audit the consolidated financial statements of the Company and its subsidiaries for the 2004 through 2010 fiscal years.

The aggregate fees billed to Broadleaf Capital Partners, Inc. by John Scrudato CPA for fiscal years 2004 through 2010 are $18,500. respectively.

Audit-Related Fees
None.

Tax Fees
None.

All Other Fees
None.

Audit Committee Policies and Procedures
As of the date of this Annual Report, the Company does not have an established audit committee. The appointment of John Scrudato CPA was approved by the Board of Directors as the principal auditors for the Company. There are no board members that are considered to have significant financial experience. When independent directors with the appropriate financial background join the board, the board plans to establish an audit committee, which will then adopt an appropriate charter and pre-approval policies and procedures in connection with services to be rendered by the independent auditors.

ITEM 15. EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this Form 10-KSB:

July 22, 2011	Item 4. Change in Registrants Certifying Accountant
Item 8. Other Items
Item 9. Financial Statements and Exhibits

August 4, 2011 Item 5. Terminations of Registrant's Directors

EXHIBIT
NO.	DESCRIPTION

ARTICLES OF INCORPORATION AND BY-LAWS

3(i)	* Articles of Incorporation as amended

3(vi)	* Bylaws

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8 day of September 2011.

Broadleaf Capital Partners, Inc.

/s/ J. Michael King
Interim President/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael King	Interim President/ CFO,	September 8, 2011
J. Michael King

/s/Donna Steward	Director	September 8, 2011
Donna Steward

/s/ Charles Snipes	Director	September 8, 2011
Charles Snipes

/s/ Robert McCoy	Director	September 8, 2011
Robert McCoy