Form 10-K
period 2005-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2005.

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

Issuer's revenues of its most recent fiscal year were $193,949.

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

As of December 31, 2005, the number of outstanding shares of the issuer's common stock, $0.001 par value was 140,473,605 shares. The outstanding shares of the issuer’s common stock remained unchanged as of each December 31 year end from 2005 through 2009 with a $0.001 par value and 140,473,605 shares outstanding at December 31, 2009.

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Audited)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	0	0	0	0	(220,000)	0	(38,036)
Net Proceeds from borrowings	0	0	0	0	83,500	261,450	30,536
Proceeds from subscriptions payable	0	0	0	0	(27,804)	0	10,000
Distributions on notes receivable	0	0	0	0	0	0	(79,228)
Receipts of payments on notes receivable	0	0	0	0	0	0	66,475
Net Payments on judgments payable	0	0	0	0	(136,263)	0	0
Receipt of subscription receivable	0	0	0	0	0	10,500	22,500

Net Cash Provided by Financing Activities	$0	$0	$0	$0	$(300,567)	$271,950	$12,247

NET DECREASE IN CASH	$2,964	$28,267	$(1,424)	$(65)	$(2,357)	$882	$2,326

CASH, BEGINNING OF YEAR	28,378	111	1,535	1,600	3,957	3,075	749

CASH, END OF YEAR	$31,342	$28,378	$111	$1,535	$1,600	$3,957	$3,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$0	$0	$0	$0	$0	$13,530	$472
Income taxes paid	$0	$0	$0	$0	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Common stock issued in conversion of debts and interest	$0	$0	$0	$0	$32,179	$72,900	$819,696
Common stock issued for services	$0	$0	$0	$0	$0	$10,000	$115,040
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0	$0	$0	$(27,804)	$10,500	$22,500
Common stock issued for settlements	$0	$0	$0	$0	$0	$39,667	$0
Common stock issued for prepaid services	$0	$0	$0	$0	$0	$0	$56,000

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009 through 2004. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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