Form 10-K
period 2006-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2006.

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

Issuer's revenues of its most recent fiscal year were $173,880.

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

  As of December 31, 2006, the number of outstanding shares of the issuer's common stock, $0.001 par value was 140,473,605 shares. The outstanding shares of the issuer’s common stock remained unchanged as of each December 31 year end from 2005 through 2009 with a $0.001 par value and 140,473,605 shares outstanding at December 31, 2009.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009 through December 31, 2004. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

• The Company lacks personnel with the experience to properly analyze and record complex transactions in accordance with GAAP.

· The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

· The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions.

· The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

· The Company has not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a the items stated above, resulting from the Company’s limited resources and personnel.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

HJ and Associates LLC was dismissed as the independent certified public accountant to audit the consolidated financial statements of the Company and its subsidiaries after 2010. There was no disagreement between the firm and the Company for this or any period on any matters. John Scrudato CPA was engaged as the independent certified public accountant to audit the consolidated financial statements of the Company and its subsidiaries for the 2004 through 2010 fiscal years.

The aggregate fees billed to Broadleaf Capital Partners, Inc. by John Scrudato CPA for fiscal years 2004 through 2009 are $18,500. respectively.

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