Form 10-K
period 2007-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2007.

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

Issuer's revenues of its most recent fiscal year were $6,967.

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

As of December 31, 2007, the number of outstanding shares of the issuer's common stock, $0.001 par value was 140,473,605 shares. The outstanding shares of the issuer’s common stock remained unchanged as of each December 31 year end from 2005 through 2009 with a $0.001 par value and 140,473,605 shares outstanding at December 31, 2009.

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

• The Company has in insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

• The Company has not achieved the optimal level of segregation of duties relative to key financial reporting functions.

• The Company does not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

• The Company has not achieved an optimal segregation of duties for executive officers of the Company.

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