Form 10-K
period 2008-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2008.

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

Issuer's revenues of its most recent fiscal year were $7,600.

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

As of December 31, 2008, the number of outstanding shares of the issuer's common stock, $0.001 par value was 140,473,605 shares. The outstanding shares of the issuer’s common stock remained unchanged as of each December 31 year end from 2005 through 2009 with a $0.001 par value and 140,473,605 shares outstanding at December 31, 2009.

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

	NAME AND ADDRESS OF	AMOUNT OF	PERCENT OF
TITLE OF CLASS	BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	CLASS

Common Stock	J. Michael King	10,550,000	7.30%
	3887 Pacific Street
	Las Vegas, NV 89121

Common Stock	Donna Steward	2,300,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Charles Snipes	1,800,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Robert McCoy	1,750,000	*
	3887 Pacific Street
	Las Vegas, NV 89142

Common Stock (all officers and directors as a group-4 persons)		16,400,400	11.36%

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