Form 10-K
period 2009-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒Annual report under Section 13 or 15(d) of the Securities Exchange Act of
1934 for the fiscal year ended December 31, 2009.

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

Issuer's revenues of its most recent fiscal year were $45,500.

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

As of December 31, 2009, the number of outstanding shares of the issuer's common stock, $0.001 par value was 140,473,605 shares. The outstanding shares of the issuer’s common stock remained unchanged as of each December 31 year end from 2005 through 2009 with a $0.001 par value and 140,473,605 shares outstanding at December 31, 2009.

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

During the fiscal year ended December 31, 2009 through 2004, the Company engaged in the following transactions with a related person:

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