Form 10-K
period 2010-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-08
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 814-00175

BROADLEAF CAPITAL PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3887 Pacific Street
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

(702) 650-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.001 par value	Name of each exchange on which registered: Over-the-Counter

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $29,131,402 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of August 31, 2011, the registrant had 144,419,925 shares of Common Stock outstanding.

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

ITEM  1A.    RISK FACTORS

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $15,027,128 as of December 31, 2010. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of December 31, 2010, we had cash and cash equivalents of $41,480.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended December 30, 2010 and December 31, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

The common stock of the Company is quoted on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2009 through December 31, 2010. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2009
	High	Low

Quarter 1	0.0110	0.0005
Quarter 2	0.0030	0.0002
Quarter 3	0.0015	0.0002
Quarter 4	0.0028	0.0002

Year Ended December 31, 2010
	High	Low

Quarter 1	0.0090	0.0004
Quarter 2	0.0050	0.0012
Quarter 3	0.0047	0.0012
Quarter 4	0.0035	0.0012

RECORD HOLDERS

There is only one class of common stock. As of December 31, 2010, there were approximately 3,500 shareholders of record for the Company's common stock and a total of 144,419,925 shares of common stock issued and outstanding as of August 31, 2011.

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

 RECENT SALES OF UNREGISTERED SECURITIES

The following is a description of unregistered securities sold by the Company from January 1, 2009 through December 31 2010 including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities, and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

▪
On June 10, 2010 the Company rescinded the 10,313,680 shares of its common stock to the Company's President and CEO, Robert A. Braner for accrued and unpaid compensation. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On August 30, 2010 we issued 1,750,000 shares of common stock to Frank M. Webb Board Director as compensation in full through the December 31, 2009 time period for occupying this position. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On August 30, 2010 we issued 1,750,000 shares of common stock to Canyon Investments for Robert McCoy Board Director as compensation in full through the December 31, 2009 time period for occupying this position. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On August 30, 2010 we issued 1,750,000 shares of common stock to Donna Steward Board Director as compensation in full through the December 31, 2009 time period for occupying this position. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On August 30, 2010 we issued 1,750,000 shares of common stock to Charles Snipes Board Director as compensation in full through the December 31, 2009 time period for occupying this position. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On August 30, 2010 we issued 5,250,000 shares of common stock to J. Michael King Interim President and CFO as compensation in full through the December 31, 2009 time period for occupying this position. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

		2010	2009

	Revenues	$7,600	$7,600

1)	Officer Wages	18,000	0
	Wages	3,000	0
	Rent	0	0
2)	Professional Fees	4,716	13,292
3)	Administrative	296	3,286
	Depreciation	0	0

4)	Gain on forgiveness of debt	26,275	0
	Gain on prior year accrual reversal	0	0
	Discontinued Operations	0	0
	Other Income	17	0
	Interest expense	(36,577)	(36,577)
5)	Reduction of investment	(41,678)	(38,483)

	NET INCOME	$(70,375)	$(84,038)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
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
4)	Reversal of accounts and notes payable recorded as income by Company
5)	Reduction of Canyon Shadows investment value for actual expense charges by partnership

Results of Operations 2010-2009

Analysis of the calendar years ended December 31, 2010 through calendar years ended December 31, 2009.

For the calendar year ended December 31, 2010, revenues were approximately $7,600 compared to $7,600 for the calendar year ended December 31, 2009, resulting in no change from thee prior year. This reflected the Company’s position of limited operations while it restructured its balance sheet for potential changes in future operations.

G&A expense increased to $25,828 for the calendar year ended December 31, 2010 from $16,578 for the calendar year ended December 31, 2009, an increase of $9,250. The increase in G&A was due to increased salary cost as the Company continued to reorganize its operations and increased strategic planning.

Debt Forgiveness for the calendar year ended December 31, 2010 was $26,091 compared to $-0- for the calendar year ended December 31, 2009, an increase of $26,091. This was a direct result of continuing restructuring and debt settlements. There were no settlements recorded in the 2009 fiscal year.

Interest expense for the calendar year ended December 31, 2010 was $41,678 compared to $38,483 for the calendar year ended December 31, 2009 an increase of $3,195. The increase is due to interest accruals on restructured debt that was not accruing previously as agreed upon during negotiating periods for those items.

Liquidity and Capital Resources 2010-2009

Analysis of the calendar years ended December 31, 2010 through calendar years ended December 31, 2009.

On December 31, 2010 the Company had total assets of $86,464 compared to $114,004 on December 31, 2009 a decrease of $27,540. The Company had total liabilities of $1,057,213 on December 31, 2010 compared to $1,065,378 on December 31, 2009 an increase of $8,165. The Company had a total stockholders' deficit of $970,749 on December 31, 2010 compared to $951,374 on December 31, 2009 a decrease of $19,375. The Company’s small decrease in assets resulted from small distributions from their one current investment and the liabilities increased due to accrued interest increases on a constant debt total. The Company has also incurred some new liabilities to cover the review of new opportunities to reposition its current investments as possible down payments on new income opportunities to be used in conjunction with the Net Tax Operating Losses to provide a stable cash flow and operating base. Additional investment avenues are also being reviewed as alternatives to cover the remaining debt structure of the Company. The Company feels it can maintain its current operating levels out of distribution of its investments until new joint venture opportunities can be found without seeking dilutive additional funding.

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

ITEM  8.    FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Broadleaf Capital Partners, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, audited, condensed financial statements including a balance sheet for the Company as of the years ended December 31, 2010 and December 31, 2009 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance sheets and the comparable period of the preceding year are attached hereto as Pages 13 through 32 and are incorporated herein by this reference.

Board of Directors and Stockholders
Broadleaf Capital Partners, Inc.

We have audited the accompanying balance sheet of Broadleaf Capital Partners, Inc. and subsidiaries (“the Company”) as of December31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years ended from January 1, 2009 to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Broadleaf Capital Partners,, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception of $15,027,128 and has a working capital deficit of $1,015,733. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
August 25, 2011

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2010	2009
	Audited	Audited
ASSETS
CURRENT ASSETS

Cash	$41,480	$31,342

Total Current Assets	41,480	31,342

FIXED ASSETS, NET (Note2, 5)	0	0

OTHER ASSETS - Investments in limited partnerships - (Note 2,4,8,9)	44,984	82,662
TOTAL ASSETS	$86,464	$114,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$53,056	$53,056
Accrued expenses	139,608	169,608
Accrued interest	184,376	162,541
Judgments payable	39,372	39,372
Notes payable - current portion (Note 7)	640,801	640,801

Total Current Liabilities	1,057,213	1,065,378

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0

Total Liabilities	1,057,213	1,065,378

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value; shares issued and outstanding 2010 142,419,925 and shares issued and outstanding 2009 140,473,605 Total Common Shares issued and outstanding, respectively	142,420	140,474
Additional paid-in capital	13,913,959	13,875,209
Stock Subscriptions	0	(10,304)
Accumulated deficit	(15,027,128)	(14,956,753)

Total Stockholders' Equity (Deficit)	(970,749)	(951,374)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$86,464	$114,004

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
Other Assets		Shares Owned	Original
Company	Business	or %	Cost		12/31/10	12/31/09
					Audited	Audited

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$44,984	$82,662

TOTAL INVESTMENTS					$44,984	$82,662

Schedule of Investments - Descriptions

a)	The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009
	Audited	Audited

REVENUES	$7,600	$7,600

EXPENSES

General and administrative	25,828	16,578

Total Expenses	25,828	16,578

NET INVESTMENT INCOME(LOSS)	(18,228)	(8,978)

OTHER (INCOME) EXPENSE

Interest Income	(17)	0
Debt Forgiveness	(26,091)	0
Interest expense	36,577	36,577
Loss on investments (Note 2,4,9)	41,678	38,483

Total Other (Income) Expense	52,147	75,060

INCOME (LOSS) FROM CONTINUING OPERARION BEFORE INCOME TAXES	(70,375)	(84,038)

Income taxes (Note 2)	0	0

NET INCOME (LOSS)	(70,375)	(84,038)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.001)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	139,567,292	140,473,605

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(70,375)	$(84,038)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on investments, net	37,678	38,483
Increase (decrease) in accounts payable	0	11,942
Increase (decrease) in Accrued Expenses	(8,165)	36,577

Net Cash Used in Operating Activities	(40,862)	2,964

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided (Used) in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for services	51,000	0

Net Cash Provided by Financing Activities	$51,000	$0

NET DECREASE IN CASH	$10,138	$2,964

CASH, BEGINNING OF YEAR	31,342	28,378

CASH, END OF YEAR	$41,480	$31,342

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Common stock issued for services	$51,000	$0

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
December 31, 2010 through 2009
Audited

			Additional	Subscriptions
	Common Stock		Paid in	(Receivable)	Accumulated
	Shares	Amount	Capital	Payable	Deficit	Total

Balance 31-Dec-08	140,473,605	140,474	13,875,209	(10,304)	(14,872,715)	(867,336)

Net income for the year ended December 31, 2009	0	0	0	0	(84,038)	(84,038)

Balance 31-Dec-09	140,473,605	140,474	13,875,209	(10,304)	(14,956,753)	(951,374)

Common Stock Issued for services	12,250,000	12,250	38,750	0	0	51,000

Stock Redemption	(10,303,680)	(10,304)	0	10,304	0	0

Net income for the year ended December 31, 2010	0	0	0	0	(70,375)	(70,375)

Balance 31-Dec-10	142,419,925	$142,420	$13,913,959	$0	$(15,027,128)	(970,749)

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

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
As of December 31, 2010 and 2009

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
As of December 31, 2010 and 2009

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
As of December 31, 2010 and 2009

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
As of December 31, 2010 and 2009

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

Revenue and Cost Recognition:

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company also receives shares in certain  companies for providing capital and  investment  services.  Therefore when this type of income is recognized, the Company records  it as management  consulting income based on the fair value of the shares received.

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
As of December 31, 2010 and 2009

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

	2010	2009

Net Income (Loss)	$(70,375)	$(84,038)

Weighted-average common shares outstanding basic:

Weighted-average common stock	139,567,292	140,473,605
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares outstanding- diluted	139,567,292	140,473,605

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

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

Currently the Company has projected $14,404,425 as of December 31, 2010 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of
December 31,	2010	2009

Deferred tax assets:
Beginning NOL Carryover	14,404,425	14,320,387

Adjusted Taxable Income	-70.375	-84,038

Ending NOL Carryover	14,474,800	14,404,425

Tax Benefits	5,016,918	4,982,722

Valuation allowance	(5,016,918)	(4,982,722)

Net deferred tax asset	0	0

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $5,016,918 at December 31, 2010 and $4,982,722 at December 31, 2009. The allowance is calculated as equal to the full potential tax benefit of the December 31, 2009 NOL value of $14,474,800.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit  of  $15,027,128  as of December 31, 2010. The Company  also  has  certain  debts that  have been  in default since December 31, 2003 although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at December  31,  2010   was $970,479, and its current liabilities  exceeded  its current assets by $1,015,733. These trends have been consistent for the past few years, respectively.

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
As of December 31, 2010 and 2009

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Year Ended December 31,	2010	2009

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

All Fixed Assets were retired during the reduction of operations in 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships.  The Company received a $30,000 loan from director Donna Steward in 2004 as stated in note 7.  Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following at December 31, 2010 and 2009

As at December 31,	2010	2009

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debentures are currently in default.	10,383	10,383

Peacock Settlement Note of 2008 resettled three existing notes as stated on November 26, 2008 with a simple interest rate oof 3% per annum.
Note holder has right on 30 days written notice to demand stock totaling no more than 9.9% of total outstanding shares current and not allowing cumulative total to exceed 30% adjusting with new issuances for dilutive purposes.	357,430	357,430

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market of the five previous trading days of the conversion request.	30,000	30,000

Convertible note payable, accrues with an interest at a Rate of 6.0% per annum, two-year term. Currently in default.	42,988	42,988

Virginia Roberts investment was originally stated as Minority Interest investment in 2003 financials, was reclassed in 2004 to secured demend note against Canyon Shadows Investment and entitled note holder to 21% if Investment distributions at no less than $5,000 per quarter.	200,000	200,000

Total Notes Payable	640,801	640,801

Less Current Portion	640,801	640,801

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows: All are short term and current due as of December 31, 2010.

At December 31, 2010, the Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.  Accrued interest on these notes totaled a cumulative $184,376 as of December 31, 2010.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

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

d. Litigation

At December 31, 2009, the Company was party to certain legal proceedings, resulting in judgments and settlements since the 2003 audited calendar year. The following is a summary of those payables:

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

NOTE 8  –  COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 9 -INVESTMENTS AND INVESTMENT VALUATION

On September 15, 1998, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation (BDC) as defined under the Investment Act of 1940 in order to invest in real estate and eligible portfolio companies. This resulted in the Company becoming a specialized type of Investment Company. Due to the administrative burdens the Company rescinded its Business Development license during 2005 and for comparative purposes all information presented here including the year ended December 31, 2010 and December 31, 2009 is presented as an Investment company and not a BDC. adopted in 2008 FASB Accounting Standards Codification (ASC) 820 “ Fair Value Measurements and Disclosures ” (ASC 820) for valuation purposes. Previously, as required by ASR 118, the investment committee  of  the  company is required  to  assign a fair value to all investments.  To comply  with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves  that all appropriate factors relevant to the value of investments for which  market  quotations  are not readily available have been considered and to determine the method  of  arriving  at the fair value of each such security.  To the extent considered necessary, when determining fair value, the Company will consider whether factors exist that indicate a significant decrease in the volume and level of activity for an asset or liability by comparing those levels to normal levels of market activity. Those factors may include, but are not limited to whether:

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

NOTE 9 -INVESTMENTS AND INVESTMENT VALUATION (Continued)

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

NOTE 10 - DISCONTINUED OPERATIONS

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

NOTE 11 – SUBSEQUENT EVENTS

In August 2011 the company issued two forms 8K for events pertaining to the fiscal years included in these financial statements. They are referenced in this report. In addition the company is continuing to bring current all of its filing requirements required by SEC regulations and to reestablish its quotation on the OTC Bulletin Board. Subsequent to December 31, 2010

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2010 and 2009

NOTE 12 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	2010	2009

Net Income(Loss)	$(70,375)	$(84,038)

Net Investment Value End of Period	$(982,756)	$(951,374)
Weighted-average common shares outstanding basic:	139,567,292	140,473,605

Beginning of period Net Asset Value	(0.007)	(0.006)
Income from Net Investment operations Income(Loss)	(0.000)	(0.000)
Net Losses Securities (realized & unrealized)	-	-

Total from investment operations	(0.000)	(0.000)

Other Increases(Decreases)	(0.001)	(0.001)

End of period Net Asset Value	(0.007)	(0.007)

ITEM  8.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2010. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2010 based on such criteria.

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

J. Michael “Mike” King

Mike and his company Princeton Research, specialize in the creation, development, and promotion of business ventures that serve either a social or economic purpose. A 1960 graduate of the Wharton School of the University of Pennsylvania, Michael has spent nearly 30 years on Wall Street as broker, trader, and principle of his own companies. Before New York, he co-founded the Imperial Battery Company in Lynchburg, Virginia and worked for Amco-Teledyne where he engineered the design and operation of industrial plants for companies such as International Shoe. Michael has always maintained a progressive vision for the future, evidenced by his founding of the Tuskegee Mills textile factory in Tuskegee, Alabama where he was the first business owner in the American South to hire black women

A former member of the New York Mercantile Exchange and the Chicago Board of Trade, Michael founded his own firm, King Commodity Services, before managing several high-profile accounts on Wall Street, including the Bunker Hunt account, while working for the likes of E.F. Hutton, Shearson Lehman, and Anglo American. After placing 2nd and 5th respectively in the 1990 and 1991 United States Investing Championship, he became a partner at ZimLev, Inc., a company which generated $90 million in equity, managed $1 billion in assets, and was a top ten performer between 1992 and 1995.

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

ITEM  11.   EXECUTIVE COMPENSATION

	SUMMARY COMPENSATION TABLE
NAME AND		ANNUAL
PRINCIPAL POSITION	YEAR	COMPENSATION	LONG TERM COMPENSATION

J. Michael King	2010	$18,000	Interim President/CFO

Narrative Disclosure to Summary Compensation Table
Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2010. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation.  There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2010.

Employment Agreements
The Company does not have any employment agreements with its executive officers.  Our executive officers are employees-at-will and, therefore, may be terminated at any time, with or without cause, and with no severance award owed to them.

Director Compensation
The Company’s directors do not receive cash compensation for their services on the board of directors. There is a fee payable of $1,000 per meeting plus non-employee directors are reimbursed for out-of-pocket expenses associated with attending Company meetings and otherwise fulfilling their duties as directors. All unpaid fees have been accrued by the company through December 31, 2010.

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

TITLE OF CLASS	NAME AND ADDRESS OF	AMOUNT OF	PERCENT OF
	BENEFICIAL OWNER	BENEFICIAL OWNERSHIP	CLASS

Common Stock	J. Michael King	10,550,000	7.30%
	3887 Pacific Street
	Las Vegas, NV 89121

Common Stock	Donna Steward	2,300,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Charles Snipes	1,800,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Robert McCoy	1,750,000	*
	3887 Pacific Street
	Las Vegas, NV 89142

Common Stock (all officers and directors as a group-4 persons)		14,400,000	11.36%

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

During the fiscal years ended December 31, 2010 and December 31, 2009, the Company engaged in the following transactions with a related person:

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

Audit  Fees

HJ and Associates LLC was dismissed as the independent certified  public accountant to audit the consolidated  financial  statements of the Company and its subsidiaries after 2003. There was no disagreement between the firm and the Company for this period. John Scrudato CPA  was  engaged as  the  independent  certified  public accountant to audit the consolidated  financial  statements of the Company and its subsidiaries for the 2004 through 2010 fiscal years.

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