Form 10-Q
period 2005-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-16
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periods ended March 31, June 30, and September 30, 2005

OR
 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00175

BROADLEAF CAPITAL PARTNERS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3887 Pacific Street
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

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

Yes	No	X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 29, 2011 the registrant had 144,419,925 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.
INDEX TO FORM 10-Q
PART I.	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at March 31, 2005 (unaudited), June 30, 2005 (unaudited),
	September 30, 2005 (unaudited) and December 31, 2004 (audited)	4

	Consolidated Schedule of Investments at March 31, 2005 (unaudited), June 30, 2005 (unaudited),
	September 30, 2005 (unaudited) and December 31, 2004 (audited)	5

	Consolidated Statements of Operations for the Six Months Ended June 30, 2005 (unaudited)
	and 2004 (unaudited), and the Nine Months ended September 30, 2005 (unaudited) and 2004 (unaudited)	6

	Consolidated Statements of Operations for the Three Months Ended March 31, 2005
	(unaudited) and 2004 (unaudited), for the Three Months Ended June 30, 2005 (unaudited) and 2004 (unaudited), for the Three Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005
	(unaudited) and 2004 (unaudited), for the Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited), and the Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited)	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
			09/30/05	06/30/05	03/31/05	12/31/04
			Unaudited	Unaudited	Unaudited	Audited
CURRENT ASSETS

Cash			$0	$11,919	$4,847	$3,957

Total Current Assets			0	11,919	4,847	3,957

FIXED ASSETS, NET (Note2, 5)			0	0	0	0

OTHER ASSETS - Investments in limited partnerships -			781,655	781,655	781,655	781,655
(Note 2,4,8,9)
TOTAL ASSETS			$781,655	$793,574	$786,502	$785,612

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable			$407,736	$392,006	$421,718	$421,118
Accrued interest			40,908	34,444	27,980	21,516
Judgments payable			215,145	215,145	215,145	215,145
Notes payable - current portion (Note 7)			1,561,258	1,561,258	1,561,258	1,507,887

Total Current Liabilities			2,225,047	2,202,853	2,226,101	2,165,666

LONG-TERM DEBT - Notes payable - long term (Note 7)			0	0	0	0

Total Liabilities			2,225,047	2,202,853	2,226,101	2,165,666

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding	09/30/05	140,473,605
shares issued and outstanding	06/30/05	140,473,605
shares issued and outstanding	03/31/05	136,584,717
shares issued and outstanding	12/31/04	116,461,640
Total Common Shares issued and outstanding, respectively			140,210	140,210	136,321	116,462
Additional paid-in capital			13,875,015	13,875,015	13,848,168	13,831,232
Stock Subscriptions			(10,304)	(10,304)	(10,304)	17,500
Accumulated deficit			(15,448,313)	(15,414,200)	(15,413,784)	(15,345,248)

Total Stockholders' Equity (Deficit)			(1,443,392)	(1,409,279)	(1,439,599)	(1,380,054)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)			$781,655	$793,574	$786,502	$785,612

" The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

Other Assets (Note 4,9)		Number
		Shares Owned	Original
Company	Business	or %	Cost		09/30/05	06/30/05	03/31/05	12/31/04
					Unaudited	Unaudited	Unaudited	Audited

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$781,655	$781,655	$781,655	$781,655

TOTAL INVESTMENTS					$781,655	$781,655	$781,655	$781,655

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
	For the Nine Months Ended		For the Six Months Ended
	09/30/05	09/30/04	06/30/05	06/30/04
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$134,711	$0	$134,078	$0

EXPENSES

General and administrative	218,384	306,756	190,102	249,340
Depreciation (Note 5)	0	0	0	124

Total Expenses	218,384	306,756	190,102	249,464

NET INVESTMENT INCOME(LOSS)	(83,673)	(306,756)	(56,024)	(249,464)

OTHER INCOME (EXPENSE)

Gain on forgiveness of debt	0	137,248	0	137,248
Interest expense	(19,392)	(135,597)	(12,928)	(84,443)
Gain(Loss) on disposal of assets	0	(9,412)	0	(9,412)
Loss on write off of investments (Note 2)	0	(3,770)	0	(3,770)

Total Other Income (Expense)	(19,392)	(11,531)	(12,928)	39,623

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(103,065)	(318,287)	(68,952)	(209,841)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS) FROM	(103,065)	(318,287)	(68,952)	(209,841)
CONTINUING OPERATIONS

Income(Loss) from Discontinued Operations	0	(341)	0	(341)

NET INCOME (LOSS)	$(103,065)	$(318,628)	$(68,952)	$(210,182)

BASIC INCOME (LOSS) PER SHARE
Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued Operations	0.00	(0.00)	0.00	(0.00)

Basic Income (Loss) Per Share (Note 2)	(0.001)	(0.003)	(0.001)	(0.002)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	138,845,115	94,294,737	135,030,871	90,258,291

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
		For the Three Months Ended,
	09/30/05	09/30/04	06/30/05	06/30/04	03/31/05	03/31/04
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$633	$0	$87,110	$0	$46,968	$0

EXPENSES

General and administrative	28,282	57,292	81,062	116,076	109,040	133,264
Depreciation (Note 5)	0	0	0	0	0	124

Total Expenses	28,282	57,292	81,062	116,076	109,040	133,388

NET INVESTMENT INCOME(LOSS)	(27,649)	(57,292)	6,048	(116,076)	(62,072)	(133,388)

OTHER INCOME (EXPENSE)

Gain on forgiveness of debt	0	0	0	0	0	137,248
Interest expense	(6,464)	(51,154)	(6,464)	(46,693)	(6,464)	(37,750)
Gain(Loss) on disposal of assets	0	0	0	(602)	0	(8,810)
Loss on write off of investments (Note 2)	0	0	0	(3,770)	0	0

Total Other Income (Expense)	(6,464)	(51,154)	(6,464)	(51,065)	(6,464)	90,688

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(34,113)	(108,446)	(416)	(167,141)	(68,536)	(42,700)

Income taxes (Note 2)	0	0	0	0	0	0

NET INCOME (LOSS) FROM	(34,113)	(108,446)	(416)	(167,141)	(68,536)	(42,700)
CONTINUING OPERATIONS

Income(Loss) from Discontinued Operations	0	0	0	0	0	(341)

NET INCOME (LOSS)	$(34,113)	$(108,446)	$(416)	$(167,141)	$(68,536)	$(43,041)

BASIC INCOME (LOSS) PER SHARE
Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued Operations	0.00	0.00	0.00	0.00	0.00	(0.00)

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.001)	(0.000)	(0.002)	(0.001)	(0.001)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	140,473,605	103,319,159	140,473,605	98,317,703	129,588,136	84,305,306

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		For the Nine, Six, and Three Months Ended,
	09/30/05	09/30/04	06/30/05	06/30/04	03/31/05	03/31/04
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(103,065)	$(318,287)	$(68,952)	$(209,841)	$(68,536)	$(42,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	0	214	0	3,250	0	3,126
(Gain)Loss on disposal of assets	0	(9,412)	0	(9,412)	0	(8,810)
Common stock issued for services	0	0	0	0	0	0
Loss on Discontinued Operations	0	(341)	0	(341)	0	(341)

(Increase) decrease in other assets	0	53,000	0	53,000	0	0
(Increase) decrease in accounts receivable	0	(6,148)	0	(6,148)	0	0
Increase (decrease) in accounts payable	(13,982)	(68,160)	(29,712)	(116,876)	0	(60,739)
Increase (decrease) in Acrued Expenses	19,392	104,163	12,928	53,009	6,464	(11,715)
Increase (decrease) in Judgements Payable	0	0	0	0	0	0

Net Cash Used in Operating Activities	(97,655)	(244,971)	(85,736)	(233,359)	(62,072)	(121,179)

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
investments and note conversions to stock	68,131	72,245	68,131	72,245	37,395	33,690
Receipts of investment disbursements	0	0	0	0	0	0

Net Cash Provided (Used) in Investing Activities	68,131	72,245	68,131	72,245	37,395	33,690

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	(9,500)	(5,000)	(9,500)	(5,000)	0	(5,000)
Net Proceeds from borrowings	62,871	178,188	62,871	164,014	53,371	104,942
Proceeds from subscriptions payable	(27,804)	0	(27,804)	0	(27,804)	0
Receipt of subscription receivable	0	0	0	0	0	0

Net Cash Provided by Financing Activities	$25,567	$173,188	$25,567	$159,014	$25,567	$99,942

NET INCREASE(DECREASE) IN CASH	$(3,957)	$462	$7,962	$(2,100)	$890	$12,453

CASH, BEGINNING OF PERIOD	3,957	111	3,957	3,075	3,957	3,075

CASH, END OF PERIOD	$0	$573	$11,919	$975	$4,847	$15,528

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine, Six, and Three Months Ended,

	09/30/05	09/30/04	06/30/05	06/30/04	03/31/05	03/31/04
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0	$0	$0	$0	$0
Income taxes paid	$0	$0	$0	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$32,179	$148,690	$32,179	$148,690	$32,179	$0
Common stock issued for services	$0	$0	$0	$0	$0	$0
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0	$0	$0	$0	$0
Common stock issued for settlements	$0	$0	$0	$0	$0	$0

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

●	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
●
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

●	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended September 30, 2005 through March 31, 2005:

	09/30/05	06/30/05	03/31/05

Net Income (Loss)	$(103,065)	$(68,952)	$(68,536)

Weighted-average common shares outstanding basic:

Weighted-average common stock	136,845,115	135,030,871	129,588,136
Equivalents
Stock options	-	-	-
Warrants	-	-	-
Convertible Notes	-	-	-
Weighted-average common shares
outstanding- diluted	136,845,115	135,030,871	129,588,136

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	09/30/05	06/30/05	03/31/05

Deferred tax assets:
Beginning NOL Carryover	14,792,921	14,792,921	14,792,921

Adjusted Taxable Income	(103,065)	(68,952)	(68,536)

Valuation allowance	0	0	0

Ending NOL Carryover	14,689,856	14,723,969	14,724,385

Tax Benefit Carryforward	5,141,450	5,153,389	5,153,535

Valuation allowance	(5,141,450)	(5,153,389)	(5,153,535)

Net deferred tax asset	0	0	0

Net Allowance	5,141,450	5,153,389	5,153,535

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $5,537,691 at December 31, 2004 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficits  of  $15,448,313  as of September 31, 2010, $15,414,200 as of June 30, 2005, and $15,413,784 as of March 31, 2005. The Company also has certain debts that  have been  in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at September  30,  2005  was $1,443,392, at June 30, 2005 was $1,409,279, at March 31, 2005 was $1,439,599 and its current liabilities  exceeded  its current assets by $2,225,047 on September 30, 2005 and by $2,190,934 on June 30, 2005 and by $2,221,254,000 on March 31, 2005. These trends have been consistent right up through the most current 10K filed for the year ended December 31, 2010, respectively.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	09/30/05	06/30/05	03/31/05

Furniture and fixtures	$0	$0	$0
Computers and software	3,500	3,500	3,500
Other equipment	400	400	400

	3,900	3,900	3,900

Accumulated depreciation	3,900	3,900	3,900
Current depreciation expense	0	0	0

	3,900	3,900	3,900

Net fixed assets	$0	$0	$0

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

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	09/30/05	06/30/05	03/31/05	12/31/04

Note payable at 5%, secured
by an assignment of
partnership cash, interest
payable quarterly, principal due
January 1, 2007, convertible to
common stock. Resettled as part
of the Peacock Note in 2008.	$500,000	$500,000	$500,000	$500,000

Note payable at variable rate
(18.0% at December 31, 2000)
collateralized by deed of trust on
real property. Lump sum payment
was due May 21, 1999, currently
in default. Both general partners since
deceased. Note written off in 2006	86,854	86,854	86,854	86,854

Note payable at 10%, secured by
deed of trust, due March 31, 1996,
currently in default. Developer of project
investor since retired. Note written off in 2006	65,000	65,000	65,000	65,000

Funds on demand note borrowed from a related entity,
with zero stated interest and written off in 2005	20,000	20,000	20,000	20,000

Debentures at 10%, unsecured, were to be
convertible into common shares at the
option of the holder, all debentures
were resettled as part of the Peacock note in 2008.	139,583	139,583	139,583	139,583

Debentures at 10%, unsecured, were to be
convertible into common shares at the
option of the holder, all debentures
are currently in default.	10,383	10,383	10,383	29,500

Peacock Family Trust debentures issued during 2004
with a stated interest rate of 10% per annum.
all debentures were resettled as part of
the Peacock note in 2008.	125,000	125,000	125,000	125,000

Convertible note from a related party dated June 28,
2004 with a stated rate of 10% per annum payable
quarterly. The holder has the right to convert upon
written request at 80% of market of the five
previous trading days of the conversion request.	65,000	65,000	65,000	30,000

Notes payable consist of the following for the periods ended;	09/30/05	06/30/05	03/31/05	12/31/04

Hannesman secured demand note used for working
capital purposes with interest at 3% per annum,
and paid in cash during 2005 from Canyon
Shadows LLC investment refinance	200,000	200,000	200,000	200,000

Convertible note payable, accrues with an
interest at a Rate of 6.0% per annum,
two-year term. Currently in default.	42,988	42,988	42,988	0

Short term unsecured working capital demand notes,
with no stated interest rate of return which
were acquired by the company during 2004
and written off during 2005, due to inability
of the company to repay or settle the debts.	19,450	19,450	19,450	19,450

Short term unsecured working capital demand notes,
with no stated interest rate of return which
were acquired by the company during 2004
and written off during 2006, due to inability
of the company to repay or settle the debts.	87,500	87,500	87,500	92,500

Virginia Roberts investment was originally stated
as Minority Interest investment in 2003 financials,
was reclassed in 2004 to secured demand note against
Canyon Shadows Investment and entitled note
holder to 21% if Investment distributions at no
less than $5,000 per quarter.	200,000	200,000	200,000	200,000

Total Notes Payable	1,561,758	1,561,758	1,561,758	1,507,887

Less Current Portion	1,561,758	1,561,758	1,561,758	1,507,887

Long Term Notes Payable	$0	$0	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified short term by the Company.

During these periods, the Company was in default on two notes payable. The note holders have not taken any legal action against the
Company as permitted by the agreements. Accrued interest on these
notes totaled .	$40,908	$34,444	$27,980	$21,516

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

Significant judgment may be required from time to time to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability based on the weight of the evidence. When the market has become less active or is no longer active, there is an increased likelihood of distressed or forced transactions underlying market transactions. Therefore, quoted prices become less reliable indicators of fair value. In circumstances where there has been a significant decrease in the volume and level of activity for an asset or a

NOTE 9 -INVESTMENTS AND INVESTMENT VALUATION (Continued)

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

NOTE 10 - DISCONTINUED OPERATIONS

Effective December 31, 2000, the Company discontinued the operations of the Bay Area, Orange and Riverside soccer subsidiaries.  The following is a summary of the loss from discontinued operations resulting from the dissolution of these subsidiaries. The Company has established a reserve for discontinued operations of $353,978 at December 31, 2003. which consists of net liabilities in excess of recoverable assets. No tax benefit has been attributed to the discontinued operations.  The reserve was eliminated at December 31, 2004 after chargeback’s were applied against the reserve. For the first quarter of 2004 losses from discontinued operations amounted to $341 and  there were no further losses recorded subsequent to that date.

NOTE 11 – SUBSEQUENT EVENTS

In August 2011 the company issued two forms 8K for events pertaining to the fiscal years included in these financial statements. They are referenced in this report. In addition the company is continuing to bring current all of its filing requirements required by SEC regulations and to reestablish its quotation on the OTC Bulletin Board. Currently all form 10K’s have since been filed through December 31, 2010.

NOTE 12 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	09/30/05	06/30/05	03/31/05

Net Income(Loss)	$(103,065)	$(68,952)	$(68,536)

Net Investment Value End of Period	$(1,363,776)	$(1,748,834)	$(1,380,054)
Weighted-average common shares outstanding basic:	136,845,115	135,030,871	129,588,136

Beginning of period Net Asset Value	0.031	0.030	0.000
Income from Net Investment operations Income(Loss)
	0.000	0.000	(0.002)
Net Losses Securities (realized & unrealized)	-	(0.001)	(0.000)

Total from investment operations	0.000	(0.001)	(0.002)

Other Increases(Decreases)	0.003	0.002	0.032

End of period Net Asset Value	0.034	0.031	0.030

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-Q.

Results of Operations

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

			For the Three Months Ended
		09/30/05	09/30/04	06/30/05	06/30/04	03/31/05	03/31/04

	Revenues	$633	$0	$87,110	$0	$46,968	$0

1)	Officer Wages	19,640	33,886	66,337	46,174	62,253	48,939
	Wages	0	0	0	11,000	0	12,000
	Rent	5,370	8,700	8,700	8,700	8,700	8,700
2)	Professional Fees	633	9,916	1,676	31,303	33,653	34,475
3)	Administrative	2,639	4,790	4,349	18,899	4,434	29,150
	Depreciation	0	0	0	0	0	124

4)	Gain on forgiveness of debt	0	0	0	0	0	137,248
	Discontinued Operations	0	0	0	0	0	(341)
	Other Income(Expense)	0	0	0	(602)	0	(8,810)
	Interest expense	(6,464)	(51,154)	(6,464)	(46,693)	(6,464)	(37,750)
5)	Loss on investment	0	0	0	(3,770)	0	0

	NET INCOME	$(34,113)	$(108,446)	$(416)	$(167,141)	$(68,536)	$(43,041)

		For the Nine Months Ended		For the Six Months Ended
		09/30/05	09/30/04	06/30/05	06/30/04

	Revenues	$134,711	$0	$134,078	$0

1)	Officer Wages	148,230	128,999	128,590	95,113
	Wages	0	23,000	0	23,000
	Rent	22,770	26,100	17,400	17,400
2)	Professional Fees	35,962	75,694	35,329	65,778
3)	Administrative	11,422	52,839	8,783	48,049
	Depreciation	0	124	0	124

4)	Gain on forgiveness of debt	0	137,248	0	137,248
	Discontinued Operations	0	(341)	0	(341)
	Other Income	0	(9,412)	0	(9,412)
	Interest expense	(19,392)	(135,597)	(12,928)	(84,443)
6)	Loss on investment	0	(3,770)	0	(3,770)

	NET INCOME	$(103,065)	$(318,628)	$(68,952)	$(210,182)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
4)	Reversal of accounts and notes payable recorded as income by Company
5)	Realized losses on investments

 Results of Operations 2005-2004

Analysis of the calendar quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004.

For the nine months ended September 30, 2005 and 2004;

           For  the  nine months ended September 30, 2005,  revenues  were  approximately $134,711 compared  to  $0  for  the nine months ended September 30, 2004, resulting in an increase of $134,711.  This reflected the Company’s management distributions from its investment asset.

G&A expense decreased to $218,384 for the nine months ended September 30, 2005 from $306,756 for the nine months ended September 30, 2004, a decrease of $88,372. The decrease in G&A was due to professional and administrative wages and cost reductions as the Company downsized operations during 2005 and temporarily halted report filings.

Other expenses increased to $19,392 for the nine months ended September 30, 2005 from $11,531 for the nine months ended September 30, 2004, an increase of $7,861. This resulted from a credit of income from Debt Forgiveness for the 2004 period of 137,248 compared to $-0- for the 2005 period which was partially offset by an interest expense decrease during the 2005 period of $116,205. This, resulting from interest expense decreasing from $135,597 in 2004 to $19,392 in the 2005 period due to debt restructuring reducing the interest carrying cost of reduced prior debts.

Net Losses decreased to $103,065 for the nine months ended September 30, 2005 from $318,628 for the nine months ended September 30, 2004, a decrease of $215,563. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the six months ended June 30, 2005 and 2004;

           For  the  six months ended June 30, 2005,  revenues  were  approximately $134,078 compared  to  $0  for  the six months ended June 30, 2004, resulting in an increase of $134,078.  This reflected the Company’s management distributions from its investment asset.

G&A expense decreased to $190,102 for the six months ended June 30, 2005 from $249,464 for the six months ended June 30, 2004, a decrease of $59,362. The decrease in G&A was due to professional and administrative wages and cost reductions as the Company downsized operations during 2005.

Other increased to $12,928 for the six months ended June 30, 2005 from a credit of $39,623 for the six months ended June 30, 2004 an increase of $52,551. This resulted from a credit of income from Debt Forgiveness for the 2004 period of 137,248 compared to $-0- for the 2005 period which was partially offset by an interest expense decrease during the 2005 period of $71,515. This, resulting from interest expense decreasing from $84,443 in 2004 to $12,928 in the 2005 period due to debt restructuring reducing the interest carrying cost of reduced prior debts.

Net Losses decreased to $68,952 for the six months ended June 30, 2005 from $209,841 for the six months ended June 30, 2004, a decrease of $140,889. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the three months ended September 30, 2005 and 2004;

           For  the  calendar quarter ended September 30, 2005,  revenues  were  approximately $633 compared  to  $0  for  the calendar quarter ended September 30, 2004, resulting in an increase of $633.  This reflected the Company’s management distributions from its investment asset.

G&A expense decreased to $28,282 for the calendar quarter ended September 30, 2005 from $57,292 for the calendar quarter ended September 30, 2004, a decrease of $29,010. The decrease in G&A was due to professional and administrative wages and cost reductions as the Company downsized operations during 2005.

Other income and expenses decreased to $6,464 for the calendar quarter ended September 30, 2005 from $54,154 for the calendar quarter ended September 30, 2004 a decrease of $47,690. This was solely the result of Interest expense decreasing due to debt restructuring done during  the 2004 and 2005 fiscal years lowering the total debt amounts upon which interest was paid and accrued.

Net Losses decreased to $34,113 for the calendar quarter ended September 30, 2005 from $108,446 for the calendar quarter ended September 30, 2004, a decrease of $74,333. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the three months ended June 30, 2005 and 2004;

           For  the  calendar quarter ended June 30, 2005,  revenues  were  approximately $87,110 compared  to  $0  for  the calendar quarter ended June 30, 2004, resulting in an increase of $87,110.  This reflected the Company’s management distributions from its investment asset.

G&A expense decreased to $81,062 for the calendar quarter ended June 30, 2005 from $116,076 for the calendar quarter ended June 30, 2004, an increase of $35,014. The decrease in G&A was due to professional and administrative wages and cost reductions as the Company downsized operations during 2005.

Other income and expenses decreased to $6,464 for the calendar quarter ended June 30, 2005 from $51,065 for the calendar quarter ended June 30, 2004 a decrease of $44,601. This was solely the result of Interest expense decreasing due to debt restructuring done during the 2004 and 2005 fiscal years lowering the total debt amounts upon which interest was paid and accrued.

Net Losses decreased to $416 for the calendar quarter ended June 30, 2005 from $167,141 for the calendar quarter ended June 30, 2004, a decrease of $166,725. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the three months ended March 31, 2005 and 2004;

           For  the  calendar quarter ended March 31, 2005,  revenues  were  approximately $46,968 compared  to  $0  for  the calendar quarter ended March 31, 2004, resulting in an increase of $46,968.  This reflected the Company’s management distributions from its investment asset.

G&A expense decreased to $109,040 for the calendar quarter ended March 31, 2005 from $133,264 for the calendar quarter ended March 31, 2004, an increase of $9,250. The decrease in G&A was due to professional and administrative wages and cost reductions as the Company downsized operations during 2005.

Other income and expenses increased to $6,464 for the calendar quarter ended March 31, 2005 from a credit of $90,688 for the calendar quarter ended March 31, 2004 an increase of $97,152. The increase was the result of Debt forgiveness of $137,248 in 2004 not present in this same quarter for 2005, reducing higher interest expenses of $37,750 in the 2004 period to a level lower of $6,464 in the 2005 period due to debt restructuring done during the 2004 and 2005 fiscal years lowering the total debt amounts upon which interest was paid and accrued.  Lastly the 2004 period also included asset write offs and discontinued operating segment losses of $9,060.

Net Losses increased to $68,536 for the calendar quarter ended March 31, 2005 from $43,041 for the calendar quarter ended March 31, 2004, an increase of $25,495. The increase was the result of Debt forgiveness of $137,248 in 2004 not present in this same quarter for 2005, reducing higher expenses everywhere else in the 2004 period to a level lower than the 2005 period. The overall net losses for the calendar quarter ended March 31, 2005 did reflect the decreases in cut back Company expenses and interest expense reductions due to debt restructuring as detailed by category above throughout the entire fiscal year.

Liquidity and Capital Resources

On September 30, 2005 we had no available cash and cash equivalents balance, on June 30, 2005, we had cash and cash equivalents totaling $11,919, and on March 31, 2005 we had cash and cash equivalents totaling $4,847. At these times, those balances were not sufficient to fund our operations.

During this period the cash used for operations was raised through the sale of common stock and debt conversions. This was done at a pace to match our cash outflows for the period. The company also used distributions from its main investment asset to restructure debt as the balance was continually restructured during the 2004 through 2010 time period. The subsequent operations of the Company today is now at a level that can be funded from its investment distributions.

We anticipate seeking additional opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2005 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our carrying values of cash, marketable securities, accounts payable, accrued expenses and debt are a reasonable approximation of their fair value. The estimated fair values of financial instruments have been determined by us using available market information and appropriate valuation methodologies. We have not entered into and do not expect to enter into, financial instruments for trading or hedging purposes. We do not currently anticipate entering into interest rate swaps and/or similar instruments.

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2011. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005, June 30, 2005 and September 30, 2005. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of March 31, 2005, June 30, 2005 and September 30, 2005, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

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
authorized, this 14 day of September  2011.

                                           Broadleaf Capital Partners, Inc.

                                           /s/  J. Michael King
                                          ----------------------------
                                          Interim President/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ J. Michael King          Interim President/ CFO,  September 14, 2011
---------------------
   J. Michael King

/s/Donna Steward              Director                      September 14, 2011
-----------------
   Donna Steward

/s/ Charles Snipes            Director                       September 14, 2011
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                       September 14, 2011
-------------------
    Robert McCoy