Form 10-Q
period 2007-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-19
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periods ended March 31, June 30, and September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 29, 2011 the registrant had 144,419,925 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.
INDEX TO FORM 10-Q
PART I.	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at March 31, 2007 (unaudited), June 30, 2007 (unaudited),
	September 30, 2007 (unaudited) and December 31, 2006 (audited)	4

	Consolidated Schedule of Investments at March 31, 2007 (unaudited), June 30, 2007 (unaudited),
	September 30, 2007 (unaudited) and December 31, 2006 (audited)	5

	Consolidated Statements of Operations for the Six Months Ended June 30, 2007 (unaudited)
	and 2006 (unaudited), and the Nine Months ended September 30, 2007 (unaudited) and 2006 (unaudited)	6

	Consolidated Statements of Operations for the Three Months Ended March 31, 2007
	(unaudited) and 2006 (unaudited), for the Three Months Ended June 30, 2007 (unaudited) and 2006 (unaudited), for the Three Months Ended September 30, 2007 (unaudited) and 2006 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007
	(unaudited) and 2006 (unaudited), for the Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited), and the Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited)	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	27

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	09/30/07	06/30/07	03/31/07	12/31/06
	Unaudited	Unaudited	Unaudited	Audited
CURRENT ASSETS

Cash	$0	$4,445	$2,990	$1,535

Total Current Assets	0	4,445	2,990	1,535

FIXED ASSETS, NET (Note2, 5)	0	0	0	0

OTHER ASSETS - Investments in limited partnerships -	141,598	141,598	141,598	141,598
(Note 2,4,8,9)
TOTAL ASSETS	$141,598	$146,043	$144,588	$143,133

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$138,173	$137,239	$137,239	$137,239
Accrued expenses	169,608	169,608	169,608	169,608
Accrued interest	92,618	86,154	79,690	73,226
Judgments payable	78,882	78,882	78,882	78,882
Notes payable - current portion (Note 7)	1,047,954	1,047,954	1,047,954	1,047,954

Total Current Liabilities	1,527,235	1,519,837	1,513,373	1,506,909

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0	0	0

Total Liabilities	1,527,235	1,519,837	1,513,373	1,506,909

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding 140,473,605
Total Common Shares issued and outstanding, respectively	140,474	140,474	140,474	140,474
Additional paid-in capital	13,875,209	13,875,209	13,875,209	13,875,209
Stock Subscriptions	(10,304)	(10,304)	(10,304)	(10,304)
Accumulated deficit	(15,391,016)	(15,379,173)	(15,374,164)	(15,369,155)

Total Stockholders' Equity (Deficit)	(1,385,637)	(1,373,794)	(1,368,785)	(1,363,776)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$141,598	$146,043	$144,588	$143,133

" The accompanying notes are an integral part of these consolidated financial statements."
140,473,605

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		09/30/07	06/30/07	03/31/07	12/31/06

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$141,598	$141,598	$141,598	$141,598

TOTAL INVESTMENTS					$141,598	$141,598	$141,598	$141,598

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Nine Months Ended		For the Six Months Ended
	09/30/07	09/30/06	06/30/07	06/30/06
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$5,700	$5,697	$3,800	$3,798

EXPENSES

General and administrative	8,169	6,534	890	2,548
Depreciation (Note 5)	0	0	0	0

Total Expenses	8,169	6,534	890	2,548

NET INVESTMENT INCOME(LOSS)	(2,469)	(837)	2,910	1,250

OTHER INCOME (EXPENSE)

Interest expense	(19,392)	(19,392)	(12,928)	(12,928)

Total Other Income (Expense)	(19,392)	(19,392)	(12,928)	(12,928)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(21,861)	(20,229)	(10,018)	(11,678)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	(21,861)	(20,229)	(10,018)	(11,678)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.000)	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	140,473,605	140,473,605	140,473,605	140,473,605

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

		For the Three Months Ended,

	09/30/07	09/30/06	06/30/07	06/30/06	03/31/07	03/31/06
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$1,900	$1,899	$1,900	$1,899	$1,900	$1,899

EXPENSES

General and administrative	7,279	3,986	445	1,545	445	1,003

Total Expenses	7,279	3,986	445	1,545	445	1,003

NET INVESTMENT INCOME(LOSS)	(5,379)	(2,087)	1,455	354	1,455	896

OTHER INCOME (EXPENSE)

Interest expense	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)

Total Other Income (Expense)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(11,843)	(8,551)	(5,009)	(6,110)	(5,009)	(5,568)

Income taxes (Note 2)	0	0	0	0	0	0

NET INCOME (LOSS)	(11,843)	(8,551)	(5,009)	(6,110)	(5,009)	(5,568)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.000)	(0.000)	(0.000)	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	140,473,605	140,473,605	140,473,605	140,473,605	140,473,605	140,473,605

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		For the Nine, Six, and Three Months Ended,

	09/30/07	09/30/06	06/30/07	06/30/06	03/31/07	03/31/06
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(21,861)	$(20,229)	$(10,018)	$(11,678)	$(5,009)	$(5,568)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	0	0	0	0	0

(Increase) decrease in other assets	0	0	0	0	0	0
(Increase) decrease in accounts receivable	0	0	0	0	0	0
Increase (decrease) in accounts payable	0	0	0	0	0	0
Increase (decrease) in Accrued Expenses	19,392	19,392	12,928	12,928	6,464	6,464
Increase (decrease) in Judgments Payable	0	0	0	0	0	0

Net Cash Used in Operating Activities	(2,469)	(837)	2,910	1,250	1,455	896

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
investments and note conversions to stock	0	0	0	0	0	0

Net Cash Provided (Used) in Investing Activities	0	0	0	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	0	0	0	0	0	0
Net Proceeds from borrowings	0	0	0	0	0	0

Net Cash Provided by Financing Activities	$0	$0	$0	$0	$0	$0

NET DECREASE IN CASH	$(2,469)	$(837)	$2,910	$1,250	$1,455	$896

CASH, BEGINNING OF PERIOD	1,535	1,600	1,535	1,600	1,535	1,600

CASH, END OF PERIOD
	$(934)	$763	$4,445	$2,850	$2,990	$2,496

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine, Six, and Three Months Ended,

	09/30/07	09/30/06	06/30/07	06/30/06	03/31/07	03/31/06
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0	$0	$0	$0	$0
Income taxes paid	$0	$0	$0	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$0	$0	$0	$0	$0
Common stock issued for services	$0	$0	$0	$0	$0	$0
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0	$0	$0	$0	$0
Common stock issued for settlements	$0	$0	$0	$0	$0	$0

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended September 30, 2006 through March 31, 2006:

	09/30/07	06/30/07	03/31/07

Net Income (Loss)	$(21,861)	$(10,018)	$(5,009)

Weighted-average common shares outstanding basic:

Weighted-average common stock	140,473,605	140,473,605	140,473,605
Equivalents
Stock options	-	-	-
Warrants	-	-	-
Convertible Notes	-	-	-
Weighted-average common shares
outstanding- diluted	140,473,605	140,473,605	140,473,605

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

Currently the Company has a projected $15,201,886 as of December 31, 2006 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	09/30/07	06/30/07	03/31/07

Deferred tax assets:
Beginning NOL Carryover	15,186,859	15,196,877	15,201,886

Adjusted Taxable Income	(21,861)	(10,018)	(5,009)

Valuation allowance	0	0	0

Ending NOL Carryover	15,164,998	15,186,859	15,196,877

Tax Benefit Carryforward	5,307,749	5,315,401	5,318,907

Valuation allowance	(5,307,749)	(5,315,401)	(5,318,907)

Net deferred tax asset	0	0	0

Net Allowance	5,307,749	5,315,401	5,318,907

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $5,455,430 at December 31, 2006 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficits  of  $15,391,016  as of September 31, 2007, $15,379,173 as of June 30, 2007, and $15,374,164 as of March 31, 2007. The Company also has certain debts that  have been  in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at September  30,  2007  was $1,385,637, at June 30, 2007 was $1,373,794, at March 31, 2007 was $1,368,785 and its current liabilities  exceeded  its current assets by $1,385,637 on September 30, 2007 and by $1,373,794 on June 30, 2007 and by $1,368,785, on March 31, 2007. These trends have been consistent right up through the most current 10K filed for the year ended December 31, 2010, respectively.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	09/30/07	06/30/07	03/31/07

Furniture and fixtures	$0	$0	$0
Computers and software	3,500	3,500	3,500
Other equipment	400	400	400

	3,900	3,900	3,900

Accumulated depreciation	3,900	3,900	3,900
Current depreciation expense	0	0	0

	3,900	3,900	3,900

Net fixed assets	$0	$0	$0

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

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	09/30/07	06/30/07	03/31/07	12/31/06

Note payable at 5%, secured by an assignment of
partnership cash, interest payable quarterly, principal due
January 1, 2007, convertible to common stock. Resettled as part
of the Peacock Note in 2008.	$500,000	$500,000	$500,000	$500,000

Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
were resettled as part of the Peacock note in 2008.	139,583	139,583	139,583	139,583

Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
are currently in default.	10,383	10,383	10,383	10,383

Peacock Family Trust debentures issued during 2004 with a stated
interest rate of 10% per annum. all debentures were resettled
as part of the Peacock note in 2008.	125,000	125,000	125,000	125,000

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market
of the five previous trading days of the conversion request.	30,000	30,000	30,000	30,000

Convertible note payable, accrues with an interest at a Rate
of 6.0% per annum, two-year term. Currently in default.	42,988	42,988	42,988	42,988

Virginia Roberts investment was originally stated as Minority
Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment
and entitled note holder to 21% if Investment distributions
at no less than $5,000 per quarter.	200,000	200,000	200,000	200,000

Total Notes Payable	1,047,954	1,047,954	1,047,954	1,047,954

Less Current Portion	1,047,954	1,047,954	1,047,954	1,047,954

Long Term Notes Payable	$0	$0	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company.

During these periods, the Company was in default on two notes payable. The note holders have not taken any legal action against the
Company as permitted by the agreements. Accrued interest on
these notes totaled:	$92,618	$86,154	$79,690	$73,226

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

d. Litigation

During 2007,  the  Company  was  party  to  certain  legal proceedings, resulting in judgments and settlements since the 2003 audited calendar year.  The following is a summary of those payables:

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

NOTE 9 -INVESTMENTS AND INVESTMENT VALUATION – (Continued)

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

NOTE 10 – SUBSEQUENT EVENTS

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

NOTE 11 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	09/30/07	06/30/07	03/31/07

Net Income(Loss)	$(21,861)	$(10,018)	$(5,009)

Net Investment Value End of Period	$(1,769,063)	$(1,760,512)	$(1,754,402)
Weighted-average common shares outstanding basic:	140,473,605	140,473,605	140,473,605

Beginning of period Net Asset Value	(0.010)	(0.010)	(0.010)
Income from Net Investment operations Income(Loss)
	(0.000)	0.000	0.000
Net Losses Securities (realized & unrealized)	-	-	-

Total from investment operations	(0.000)	0.000	0.000

Other Increases(Decreases)	(0.000)	(0.000)	(0.000)

End of period Net Asset Value	(0.010)	(0.010)	(0.010)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

			For the Three Months Ended
		09/30/07	09/30/06	06/30/07	06/30/06	03/31/07	03/31/06

	Revenues	$1,900	$1,899	$1,900	$1,899	$1,900	$1,899

1)	Officer Wages	0	0	0	0	0	0
	Wages	0	0	0	0	0	0
2)	Professional Fees	0	0	0	0	0	0
3)	Administrative	445	1,003	445	1,545	7,279	3,986
						0	0
	Interest expense	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)
4)	Other Income(Expense)	0	0	0	0	0	0

	NET INCOME	$(5,009)	$(5,568)	$(5,009)	$(6,110)	$(11,843)	$(8,551)

		For the Nine Months Ended		For the Six Months Ended
		09/30/07	09/30/06	06/30/07	06/30/06

	Revenues	$5,700	$5,697	$3,800	$3,798

1)	Officer Wages	0	0	0	0
	Wages	0	0	0	0
2)	Professional Fees	0	0	0	0
3)	Administrative	8,169	6,534	890	2,548

	Interest expense	(19,392)	(19,392)	(12,928)	(12,928)
4)	Other Income(Expense)	0	0	0	0

	NET INCOME	$(21,861)	$(20,229)	$(10,018)	$(11,678)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
4)	Realized losses on investments

 Results of Operations 2007-2006

Analysis of the calendar quarters ended September 30, 2007 and 2006, June 30, 2007 and 2006, and March 31, 2007 and 2006.

For the nine months ended September 30, 2007 and 2006;

           For  the  nine months ended September 30, 2007,  revenues  were  approximately $5,570 compared  to  $5,697  for  the nine months ended September 30, 2006, resulting in an increase of $3.  There were no material changes here as all of the income resulted from distributions from our investment assets.

G&A expense increased to $8,169 for the nine months ended September 30, 2007 from $6,534 for the nine months ended September 30, 2006, an increase of $1,635. The small increase resulted from record storage rentals cost and cost associated with the storage setup.

Other expenses remained the same at $19,392 for the nine months ended September 30, 2007 from $19,392 for the nine months ended September 30, 2006, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $21,861 for the nine months ended September 30, 2007 from $20,229 for the nine months ended September 30, 2006, an increase of $1,632. The decrease reflected the cost incurred to retain and store records as highlighted above.

For the six months ended June 30, 2007 and 2006;

           For  the  six months ended June 30, 2007,  revenues  were  approximately $3,800 compared  to  $3,798  for  the six months ended June 30, 2006, resulting in an increase of $2.  There were no material changes here as all of the income resulted from distributions from our investment assets.

G&A expense decreased to $890 for the six months ended June 30, 2007 from $2,548 for the six months ended June 30, 2006, a decrease of $1,658. The decrease in G&A was due to continued reductions in Company activity.

Other expenses remained the same at $12,928 for the six months ended June 30, 2007 from $12,928 for the six months ended June 30, 2006, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $10,018 for the six months ended June 30, 2007 from $11,678 for the six months ended June 30, 2006, a decrease of $1,660. The decrease reflected the overall cut back in Company operating activity.

For the three months ended September 30, 2007 and 2006;

           For  the  calendar quarter ended September 30, 2007,  revenues  were  approximately $1,900 compared  to  $1,899  for  the calendar quarter ended September 30, 2006, resulting in an increase of $1.  There were no material changes here as all of the income resulted from distributions from our investment assets.

G&A expense increased to $7,279 for the calendar quarter ended September 30, 2007 from $3,986 for the calendar quarter ended September 30, 2006, an increase of $3,293. The small increase resulted from record storage rentals cost and cost associated with the storage setup.

Other expenses remained the same at $6,464 for the calendar quarter ended September 30, 2007 from $6,464 for the calendar quarter ended September 30, 2006, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $11,843 for the calendar quarter ended September 30, 2007 from $8,551 for the calendar quarter ended September 30, 2006, an increase of $3,292. The decrease in overall cut backs in Company expenses were eclipsed in this period by the move to store and retain company records after downsizing.

For the three months ended June 30, 2007 and 2006;

           For  the  calendar quarter ended June 30, 2007,  revenues  were  approximately $1,900 compared  to  $1,899  for  the calendar quarter ended June 30, 2006, resulting in an increase of $1.  There were no material changes here as all of the income resulted from distributions from our investment assets.

G&A expense decreased to $445 for the calendar quarter ended June 30, 2007 from $1,545 for the calendar quarter ended June 30, 2006, a decrease of $1,100. The decrease in G&A was due to administrative cost reductions.

Other expenses remained the same at $6,464 for the calendar quarter ended June 30, 2007 from $6,464 for the calendar quarter ended June 30, 2006, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $5,009 for the calendar quarter ended June 30, 2007 from $6,110 for the calendar quarter ended June 30, 2006, a decrease of $1,101. This was basically the result of cost administrative cost reductions over the previous periods.

For the three months ended March 31, 2007 and 2006;

           For  the  calendar quarter ended March 31, 2007,  revenues  were  approximately $1,900 compared  to  $1,899  for  the calendar quarter ended March 31, 2006, resulting in an increase of $1.  There were no material changes here as all of the income resulted from distributions from our investment assets.

G&A expense decreased to $445 for the calendar quarter ended March 31, 2007 from $1,003 for the calendar quarter ended March 31, 2006, a decrease of $558. The decrease in G&A was due to administrative cost reductions.

Other expenses remained the same at $6,464 for the calendar quarter ended March 31, 2007 from $6,464 for the calendar quarter ended March 31, 2006, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $5,009 for the calendar quarter ended March 31, 2007 from $5,568 for the calendar quarter ended September 30, 2006, a decrease of $559. The decrease in G&A was due to administrative cost reductions.

Liquidity and Capital Resources

On September 30, 2007we had zero cash and cash equivalents, on June 30, 2007 we had cash and cash equivalents totaling $4,445, and on March 31, 2007 we had cash and cash equivalents totaling $2,990. At these times, those balances were not sufficient to fund our operations.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2007, June 30, 2007, and September 30, 2007. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007, June 30, 2007 and September 30, 2007. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of March 31, 2007, June 30, 2007 and September 30, 2007, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2007 based on such criteria.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no  unregistered securities sold by the Company from January 1, 2007 through December 31 2007 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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
authorized, this 16 day of September  2011.

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

Signature                           Title                    Date

/s/ J. Michael King          Interim President/ CFO,  September 16, 2011
---------------------
   J. Michael King

/s/Donna Steward              Director                      September 16, 2011
-----------------
   Donna Steward

/s/ Charles Snipes            Director                       September 16, 2011
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                       September 16, 2011
-------------------
    Robert McCoy