Form 10-Q
period 2006-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-27
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periods ended March 31, June 30, and September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 29, 2011 the registrant had 144,419,925 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.
INDEX TO FORM 10-Q
PART I.	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at March 31, 2006 (unaudited), June 30, 2006 (unaudited),
	September 30, 2006 (unaudited) and December 31, 2005 (audited)	4

	Consolidated Schedule of Investments at March 31, 2006 (unaudited), June 30, 2006 (unaudited),
	September 30, 2006 (unaudited) and December 31, 2005 (audited)	5

	Consolidated Statements of Operations for the Six Months Ended June 30, 2006 (unaudited)
	and 2005 (unaudited), and the Nine Months ended September 30, 2006 (unaudited) and 2005 (unaudited)	6

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006
	(unaudited) and 2005 (unaudited), for the Three Months Ended June 30, 2006 (unaudited) and 2005 (unaudited), for the Three Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006
	(unaudited) and 2005 (unaudited), for the Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited), and the Nine Months Ended September 30, 2006 (unaudited) and 2005 (unaudited)	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	9/30/2006	6/30/2006	3/31/2006	12/31/2005
	Unaudited	Unaudited	Unaudited	Audited
CURRENT ASSETS

Cash	$763	$2,850	$2,496	$1,600

Total Current Assets	763	2,850	2,496	1,600

FIXED ASSETS, NET (Note2, 5)	0	0	0	0

OTHER ASSETS - Investments in limited partnerships -	162,155	162,155	162,155	162,155
(Note 2,4,8,9)
TOTAL ASSETS	$162,918	$165,005	$164,651	$163,755

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$324,420	$324,420	$324,420	$324,420
Accrued Expenses	169,608	169,608	169,608	169,608
Accrued interest	66,763	60,299	53,835	47,371
Judgments payable	78,882	78,882	78,882	78,882
Notes payable - current portion (Note 7)	1,292,308	1,292,308	1,292,308	1,292,308

Total Current Liabilities	1,931,981	1,925,517	1,919,053	1,912,589

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0	0	0

Total Liabilities	1,931,981	1,925,517	1,919,053	1,912,589

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding 40,473,605
Total Common Shares issued and outstanding, respectively	140,474	140,474	140,474	140,474
Additional paid-in capital	13,875,209	13,875,209	13,875,209	13,875,209
Stock Subscriptions	(10,304)	(10,304)	(10,304)	(10,304)
Accumulated deficit	(15,774,442)	(15,765,891)	(15,759,781)	(15,754,213)

Total Stockholders' Equity (Deficit)	(1,769,063)	(1,760,512)	(1,754,402)	(1,748,834)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$162,918	$165,005	$164,651	$163,755

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		9/30/2005	6/30/2005	3/31/2005	12/31/2004
					Unaudited	Unaudited	Unaudited	Audited

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$781,655	$781,655	$781,655	$781,655

TOTAL INVESTMENTS					$781,655	$781,655	$781,655	$781,655

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Nine Months Ended		For the Six Months Ended
	9/30/2006	9/30/2005	6/30/2006	6/30/2005
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$5,697	$134,711	$3,798	$134,078

EXPENSES

General and administrative	6,534	218,384	2,548	190,102
Depreciation (Note 5)	0	0	0	0

Total Expenses	6,534	218,384	2,548	190,102

NET INVESTMENT INCOME(LOSS)	(837)	(83,673)	1,250	(56,024)

OTHER INCOME (EXPENSE)

Interest expense	(19,392)	(19,392)	(12,928)	(12,928)

Total Other Income (Expense)	(19,392)	(19,392)	(12,928)	(12,928)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(20,229)	(103,065)	(11,678)	(68,952)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	(20,229)	(103,065)	(11,678)	(68,952)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.001)	(0.000)	(0.001)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	140,473,605	138,845,115	140,473,605	135,030,871

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

		For the Three Months Ended,

	9/30/2006	9/30/2005	6/30/2006	6/30/2005	3/31/2006	3/31/2005
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$1,899	$633	$1,899	$87,110	$1,899	$46,968

EXPENSES

General and administrative	3,986	28,282	1,545	81,062	1,003	109,040

Total Expenses	3,986	28,282	1,545	81,062	1,003	109,040

NET INVESTMENT INCOME(LOSS)	(2,087)	(27,649)	354	6,048	896	(62,072)

OTHER INCOME (EXPENSE)

Interest expense	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)

Total Other Income (Expense)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(8,551)	(34,113)	(6,110)	(416)	(5,568)	(68,536)

Income taxes (Note 2)	0	0	0	0	0	0

NET INCOME (LOSS)	(8,551)	(34,113)	(6,110)	(416)	(5,568)	(68,536)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.000)	(0.000)	(0.000)	(0.000)	(0.001)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	140,473,605	140,473,605	140,473,605	140,473,605	140,473,605	129,588,136

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		For the Nine, Six, and Three Months Ended,
	9/30/2006	9/30/2005	6/30/2006	6/30/2005	3/31/2006	3/31/2005
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(20,229)	$(103,065)	$(11,678)	$(68,952)	$(5,568)	$(68,536)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	0	0	0	0	0

(Increase) decrease in other assets	0	0	0	0	0	0
(Increase) decrease in accounts receivable	0	0	0	0	0	0
Increase (decrease) in accounts payable	0	(29,712)	0	(29,712)	0	0
Increase (decrease) in Acrued Expenses	19,392	19,392	12,928	12,928	6,464	6,464
Increase (decrease) in Judgements Payable	0	0	0	0	0	0

Net Cash Used in Operating Activities	(837)	(113,385)	1,250	(85,736)	896	(62,072)

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
investments and note conversions to stock	0	68,131	0	68,131	0	37,395

Net Cash Provided (Used) in Investing Activities	0	68,131	0	68,131	0	37,395

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	0	(9,500)	0	(9,500)	0	0
Net Proceeds from borrowings	0	62,871	0	62,871	0	53,371
Proceeds from subscriptions payable	0	(27,804)	0	(27,804)	0	(27,804)

Net Cash Provided by Financing Activities	$0	$25,567	$0	$25,567	$0	$25,567

NET DECREASE IN CASH	$(837)	$(19,687)	$1,250	$7,962	$896	$890

CASH, BEGINNING OF PERIOD	1,600	3,957	1,600	3,957	1,600	3,957

CASH, END OF PERIOD
	$763	$(15,730)	$2,850	$11,919	$2,496	$4,847

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine, Six, and Three Months Ended,

	9/30/2006	9/30/2005	6/30/2006	6/30/2005	3/31/2006	3/31/2005
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0	$0	$0	$0	$0
Income taxes paid	$0	$0	$0	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$32,179	$0	$32,179	$0	$32,179
Common stock issued for services	$0	$0	$0	$0	$0	$0
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0	$0	$0	$0	$0
Common stock issued for settlements	$0	$0	$0	$0	$0	$0

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

Recently Issued Accounting Pronouncements:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165” or ASC 855).  SFAS 165 (ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 (ASC 855) sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances nder which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 (ASC 855) was effective for interim or annual financial periods ending after June 15, 2009.

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

	9/30/2006	6/30/2006	3/31/2006

Net Income (Loss)	$(20,229)	$(11,678)	$(5,568)

Weighted-average common shares outstanding basic:

Weighted-average common stock	140,473,605	140,473,605	140,473,605
Equivalents
Stock options	-	-	-
Warrants	-	-	-
Convertible Notes	-	-	-
Weighted-average common shares
outstanding- diluted	140,473,605	140,473,605	140,473,605

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

Currently the Company has projected $14,383,956 as of December 31, 2005 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	9/30/2006	6/30/2006	3/31/2006

Deferred tax assets:
Beginning NOL Carryover	14,366,710	14,378,388	14,383,956

Adjusted Taxable Income	(20,229)	(11,678)	(5,568)

Valuation allowance	0	0	0

Ending NOL Carryover	14,346,481	14,366,710	14,378,388

Tax Benefit Carryforward	5,021,268	5,028,349	5,032,436

Valuation allowance	(5,021,268)	(5,028,349)	(5,032,436)

Net deferred tax asset	0	0	0

Net Allowance	5,021,268	5,028,349	5,032,436

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $5,034,385 at December 31, 2005 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficits  of  $15,774,442  as of September 31, 2006, $15,765,891 as of June 30, 2006, and $15,759,781 as of March 31, 2006. The Company also has certain debts that  have been  in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at September  30,  2006  was $1,769,063, at June 30, 2006 was $1,760,512, at March 31, 2006 was $1,754,402 and its current liabilities  exceeded  its current assets by $1,931,218 on September 30, 2006 and by $1,922,667 on June 30, 2006 and by $1,916,557, on March 31, 2006. These trends have been consistent right up through the most current 10K filed for the year ended December 31, 2010, respectively.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	9/30/2006	6/30/2006	3/31/2006

Furniture and fixtures	$0	$0	$0
Computers and software	3,500	3,500	3,500
Other equipment	400	400	400

	3,900	3,900	3,900

Accumulated depreciation	3,900	3,900	3,900
Current depreciation expense	0	0	0

	3,900	3,900	3,900

Net fixed assets	$0	$0	$0

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

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	9/30/2006	6/30/2006	3/31/2006	12/31/2005

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

Convertible note from a related party dated June 28,
2004 with a stated rate of 10% per annum payable
quarterly. The holder has the right to convert upon
written request at 80% of market of the five
previous trading days of the conversion request.	30,000	30,000	30,000	30,000

Convertible note payable, accrues with an
interest at a Rate of 6.0% per annum,
two-year term. Currently in default.	0	0	0	0

Convertible note payable, accrues with an
interest at a Rate of 6.0% per annum,
two-year term. Currently in default.	42,988	42,988	42,988	42,988

of the company to repay or settle the debts.	92,500	92,500	92,500	92,500

Virginia Roberts investment was originally stated
as Minority Interest investment in 2003 financials,
was reclassed in 2004 to secured demand note against
Canyon Shadows Investment and entitled note
holder to 21% if Investment distributions at no
less than $5,000 per quarter.	200,000	200,000	200,000	200,000

Total Notes Payable	1,292,308	1,292,308	1,292,308	1,292,308

Less Current Portion	1,292,308	1,292,308	1,292,308	1,292,308

Long Term Notes Payable	$0	$0	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company.

During these periods, the Company was in default on two notes payable. The note holders have not taken any legal action against the
Company as permitted by the agreements. Accrued interest on
these notes totaled:	$66,763	$60,299	$53,855	$47,371

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

	9/30/2006	6/30/2006	3/31/2006

Net Income(Loss)	$(20,229)	$(11,678)	$(5,568)

Net Investment Value End of Period	$(1,769,063)	$(1,760,512)	$(1,754,402)
Weighted-average common shares outstanding basic:	140,473,605	140,473,605	140,473,605

Beginning of period Net Asset Value	(0.013)	(0.013)	(0.013)
Income from Net Investment operations Income(Loss)
	(0.000)	0.000	0.000
Net Losses Securities (realized & unrealized)	-	-	-

Total from investment operations	(0.000)	0.000	0.000

Other Increases(Decreases)	(0.000)	(0.000)	(0.000)

End of period Net Asset Value	(0.013)	(0.013)	(0.013)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

			For the Three Months Ended
		9/30/2006	9/30/2005	6/30/2006	6/30/2005	3/31/2006	3/31/2005

	Revenues	$1,899	$633	$1,899	$87,110	$1,899	$46,968

1)	Officer Wages	0	19,640	0	66,337	0	62,253
	Wages	0	0	0	0	0	0
	Rent	0	5,370	0	8,700	0	8,700
2)	Professional Fees	0	633	0	1,676	0	33,653
3)	Administrative	1,003	2,639	1,545	4,349	3,986	4,434
	Depreciation	0	0	0	0	0	0
						0
4)	Gain on forgiveness of debt	0	0	0	0	0	0
	Discontinued Operations	0	0	0	0	0	0
	Other Income(Expense)	0	0	0	0	0	0
	Interest expense	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)	(6,464)
5)	Loss on investment	0	0	0	0	0	0

	NET INCOME	$(5,568)	$(34,113)	$(6,110)	$(416)	$(8,551)	$(68,536)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
4)	Reversal of accounts and notes payable recorded as income by Company
5)	Realized losses on investments

		For the Nine Months Ended		For the Six Months Ended
		9/30/2006	9/30/2005	6/30/2006	6/30/2005

	Revenues	$5,697	$134,711	$3,798	$134,078

1)	Officer Wages	0	148,230	0	128,590
	Wages	0	0	0	0
	Rent	0	22,770	0	17,400
2)	Professional Fees	0	35,962	0	35,329
3)	Administrative	6,534	11,422	2,548	8,783
	Depreciation	0	0	0	0

4)	Gain on forgiveness of debt	0	0	0	0
	Discontinued Operations	0	0	0	0
	Other Income	0	0	0	0
	Interest expense	(19,392)	(19,392)	(12,928)	(12,928)
6)	Loss on investment	0	0	0	0

	NET INCOME	$(20,229)	$(103,065)	$(11,678)	$(68,952)

 Results of Operations 2006-2005

Analysis of the calendar quarters ended September 30, 2006 and 2005, June 30, 2006 and 2005, and March 31, 2006 and 2005.

For the nine months ended September 30, 2006 and 2005;

           For  the  nine months ended September 30, 2006,  revenues  were  approximately $5,697 compared  to  $134,711  for  the nine months ended September 30, 2005, resulting in an increase of $134,711.  This reflected the Company’s management decreased role from general to limited partner and the resulting decreased distributions from its investment asset.

G&A expense decreased to $6,534 for the nine months ended September 30, 2006 from $218,384 for the nine months ended September 30, 2005, a decrease of $211,850. The decrease in G&A was due to a reduction in Company activity down to basic core administrative cost after the 2005 fiscal year.

Other expenses remained the same at $19,392 for the nine months ended September 30, 2006 from $19,392 for the nine months ended September 30, 2005, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $20,229 for the nine months ended September 30, 2006 from $103,065 for the nine months ended September 30, 2005, a decrease of $82,836. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the six months ended June 30, 2006 and 2005;

           For  the  six months ended June 30, 2006,  revenues  were  approximately $3,798 compared  to  $134,078  for  the six months ended June 30, 2004, resulting in a decrease of $130,280.  This reflected the Company’s management decreased role from general to limited partner and the resulting decreased distributions from its investment asset.

G&A expense decreased to $2,548 for the six months ended June 30, 2006 from $190,102 for the six months ended June 30, 2005, a decrease of $59,362. The decrease in G&A was due to a reduction in Company activity down to basic core administrative cost after the 2005 fiscal year.

Other expenses remained the same at $19,392 for the six months ended June 30, 2006 from $19,392 for the six months ended June 30, 2005, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $11,678 for the six months ended June 30, 2006 from $68,952 for the six months ended June 30, 2005, a decrease of $140,889. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the three months ended September 30, 2006 and 2005;

           For  the  calendar quarter ended September 30, 2006,  revenues  were  approximately $1,899 compared  to  $633  for  the calendar quarter ended September 30, 2005, resulting in an increase of $1,266.  This was the result of the Company’s management distributions from its investment asset.

G&A expense decreased to $3,986 for the calendar quarter ended September 30, 2006 from $28,282 for the calendar quarter ended September 30, 2005, a decrease of $24,296. The decrease in G&A was due to professional and administrative, and  wage and cost reductions as the Company downsized operations during 2005 to its core operations.

Other expenses remained the same at $6,464 for the calendar quarter ended September 30, 2006 from $6,464 for the calendar quarter ended September 30, 2005, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $8,551 for the calendar quarter ended September 30, 2006 from $34,113 for the calendar quarter ended September 30, 2005, a decrease of $25,562. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year.

For the three months ended June 30, 2006 and 2005;

           For  the  calendar quarter ended June 30, 2006,  revenues  were  approximately $1,899 compared  to  $87,110  for  the calendar quarter ended June 30, 2005, resulting in a decrease of $85,211.  This reflected the Company’s management decreased role from general to limited partner and the resulting decreased distributions from its investment asset.
G&A expense decreased to $1,545 for the calendar quarter ended June 30, 2006 from $81,062 for the calendar quarter ended June 30, 2005, a decrease of $79,517. The decrease in G&A was due to professional and administrative wage and cost reductions as the Company downsized operations during 2005.

Other expenses remained the same at $6,464 for the calendar quarter ended June 30, 2006 from $6,464 for the calendar quarter ended June 30, 2005, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $6,110 for the calendar quarter ended June 30, 2006 from $416 for the calendar quarter ended June 30, 2005, an increase of $5,694. This was basically the result of our prior period in 2005 having management income to offset expenses of that quarter and our results in 2006 were essentially flat with accrued interest resulting in most of the net loss for the 2006 period.

For the three months ended March 31, 2006 and 2005;

           For  the  calendar quarter ended March 31, 2006,  revenues  were  approximately $1,899 compared  to  $46,968  for  the calendar quarter ended March 31, 2005, resulting in a decrease of $46,968.  This reflected the Company’s management decreased role from general to limited partner and the resulting decreased distributions from its investment asset.

G&A expense decreased to $1,003 for the calendar quarter ended March 31, 2006 from $109,040 for the calendar quarter ended March 31, 2005, a decrease of $108,037. The decrease in G&A was due to professional and administrative wages and cost reductions as the Company downsized operations during 2005.

Other expenses remained the same at $6,464 for the calendar quarter ended March 31, 2006 from $6,464 for the calendar quarter ended March 31, 2005, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses decreased to $5,568 for the calendar quarter ended March 31, 2006 from $68,536 for the calendar quarter ended September 30, 2005, a decrease of $63,168. The decrease reflected the overall cut back in Company expenses and interest expense due to debt restructuring as detailed by category above throughout the entire fiscal year but without enough management income during the 2005 period to cover the operating expenses of the quarter.

Liquidity and Capital Resources

On September 30, 2006 we had cash and cash equivalents totaling $763, on June 30, 2006 we had cash and cash equivalents totaling $2,850, and on March 31, 2006 we had cash and cash equivalents totaling $2,496. At these times, those balances were not sufficient to fund our operations.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2006, June 30, 2006, and September 30, 2006. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006, June 30, 2006 and September 30, 2006. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of March 31, 2006, June 30, 2006 and September 30, 2006, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no  unregistered securities sold by the Company from January 1, 2006 through December 31 2006 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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
authorized, this 15 day of September  2011.

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

Signature                           Title                    Date

/s/ J. Michael King          Interim President/ CFO,  September 15, 2011
---------------------
   J. Michael King

/s/Donna Steward              Director                      September 15, 2011
-----------------
   Donna Steward

/s/ Charles Snipes            Director                       September 15, 2011
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                       September 15, 2011
-------------------
    Robert McCoy