Form 10-Q
period 2010-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2011-09-27
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periods ended March 31, June 30, and September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of August 29, 2011 the registrant had 144,419,925 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.
INDEX TO FORM 10-Q
PART I.	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at March 31, 2010 (unaudited), June 30, 2010 (unaudited),
	September 30, 2010 (unaudited) and December 31, 2009 (audited)	4

	Consolidated Schedule of Investments at March 31, 2010 (unaudited), June 30, 2010 (unaudited),
	September 30, 2010 (unaudited) and December 31, 2009 (audited)	5

	Consolidated Statements of Operations for the Six Months Ended June 30, 2010 (unaudited)
	and 2009 (unaudited), and the Nine Months ended September 30, 2010 (unaudited) and 2009 (unaudited)	6

	Consolidated Statements of Operations for the Three Months Ended March 31, 2010
	(unaudited) and 2009 (unaudited), for the Three Months Ended June 30, 2010 (unaudited) and 2009 (unaudited), for the Three Months Ended September 30, 2010 (unaudited) and 2009 (unaudited)	7

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010
	(unaudited) and 2009 (unaudited), for the Six Months Ended June 30, 2010 (unaudited) and 2009 (unaudited), and the Nine Months Ended September 30, 2010 (unaudited) and 2009 (unaudited)	8

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
			09/30/10	06/30/10	03/31/10	12/31/09
			Unaudited	Unaudited	Unaudited	Audited
CURRENT ASSETS

Cash			$32,000	$29,016	$29,016	$31,342

Total Current Assets			32,000	29,016	29,016	31,342

FIXED ASSETS, NET (Note2, 5)			0	0	0	0

OTHER ASSETS - Investments in limited partnerships -			82,662	82,662	82,662	82,662
(Note 2,4,8,9)
TOTAL ASSETS			$114,662	$111,678	$111,678	$114,004

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable			$53,056	$53,056	$53,056	$53,056
Accrued expenses			172,108	169,608	169,608	169,608
Accrued interest			189,973	180,829	171,685	162,541
Judgments payable			39,372	39,372	39,372	39,372
Notes payable - current portion (Note 7)			640,801	640,801	640,801	640,801

Total Current Liabilities			1,095,310	1,083,666	1,074,522	1,065,378

LONG-TERM DEBT - Notes payable - long term (Note 7)			0	0	0	0

Total Liabilities			1,095,310	1,083,666	1,074,522	1,065,378

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding	12/31/09	140,473,605
shares issued and outstanding	03/31/10	140,473,605
shares issued and outstanding	06/30/10	130,169,125
shares issued and outstanding	09/30/10	142,419,925
Total Common Shares issued and outstanding, respectively			142,420	130,170	140,474	140,474
Additional paid-in capital			13,913,959	13,875,209	13,875,209	13,875,209
Stock Subscriptions			0	0	(10,304)	(10,304)
Accumulated deficit			(15,037,027)	(14,977,367)	(14,968,223)	(14,956,753)

Total Stockholders' Equity (Deficit)			(980,648)	(971,988)	(962,844)	(951,374)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)			$114,662	$111,678	$111,678	$114,004

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		09/30/10	06/30/10	03/31/10	12/31/09

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$82,662	$82,662	$82,662	$82,662

TOTAL INVESTMENTS					$82,662	$82,662	$82,662	$82,662

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Nine Months Ended		For the Six Months Ended
	09/30/10	09/30/09	06/30/10	06/30/09
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$5,697	$5,697	$3,798	$3,798

EXPENSES

General and administrative	58,539	3,938	6,124	2,628
Depreciation (Note 5)	0	0	0	0

Total Expenses	58,539	3,938	6,124	2,628

NET INVESTMENT INCOME(LOSS)	(52,842)	1,759	(2,326)	1,170

OTHER INCOME (EXPENSE)

Interest expense	(27,432)	(27,432)	(18,288)	(18,288)

Total Other Income (Expense)	(27,432)	(27,432)	(18,288)	(18,288)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(80,274)	(25,673)	(20,614)	(17,118)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	(80,274)	(25,673)	(20,614)	(17,118)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.001)	(0.000)	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	138,336,592	140,473,605	137,039,045	140,473,605

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

		For the Three Months Ended,

	09/30/10	09/30/09	06/30/10	06/30/09	03/31/10	03/31/09
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$1,899	$1,899	$1,899	$1,899	$1,899	$1,899

EXPENSES

General and administrative	52,415	1,310	1,899	1,210	4,225	1,418

Total Expenses	52,415	1,310	1,899	1,210	4,225	1,418

NET INVESTMENT INCOME(LOSS)	(50,516)	589	0	689	(2,326)	481

OTHER INCOME (EXPENSE)

Interest expense	(9,144)	(9,144)	(9,144)	(9,144)	(9,144)	(9,144)

Total Other Income (Expense)	(9,144)	(9,144)	(9,144)	(9,144)	(9,144)	(9,144)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(59,660)	(8,555)	(9,144)	(8,455)	(11,470)	(8,663)

Income taxes (Note 2)	0	0	0	0	0	0

NET INCOME (LOSS)	(59,660)	(8,555)	(9,144)	(8,455)	(11,470)	(8,663)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.000)	(0.000)	(0.000)	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	138,336,592	140,473,605	137,039,045	140,473,605	140,473,605	140,473,605

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		For the Nine, Six, and Three Months Ended,

	09/30/10	09/30/09	06/30/10	06/30/09	03/31/10	03/31/09
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(80,274)	$(25,673)	$(20,614)	$(17,118)	$(11,470)	$(8,663)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	51,000	0	0	0	0	0

(Increase) decrease in other assets	0	0	0	0	0	0
(Increase) decrease in accounts receivable	0	0	0	0	0	0
Increase (decrease) in accounts payable	0	0	0	0	0	0
Increase (decrease) in Acrued Expenses	29,932	27,432	18,288	18,288	9,144	9,144
Increase (decrease) in Judgements Payable	0	0	0	0	0	0

Net Cash Used in Operating Activities	658	1,759	(2,326)	1,170	(2,326)	481

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
Loss on investments	0	640	0	640	0	640

Net Cash Provided (Used) in Investing Activities	0	640	0	640	0	640

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of notes payable	0	0	0	0	0	0
Net Proceeds from borrowings	0	0	0	0	0	0

Net Cash Provided by Financing Activities	$0	$0	$0	$0	$0	$0

NET DECREASE IN CASH	$658	$2,399	$(2,326)	$1,810	$(2,326)	$1,121

CASH, BEGINNING OF PERIOD	31,342	28,378	31,342	28,378	31,342	28,378

CASH, END OF PERIOD
	$32,000	$30,777	$29,016	$30,188	$29,016	$29,499

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine, Six, and Three Months Ended,

	09/30/10	09/30/09	06/30/10	06/30/09	03/31/10	03/31/09
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0	$0	$0	$0	$0
Income taxes paid	$0	$0	$0	$0	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$0	$0	$0	$0	$0
Common stock issued for services	$51,000	$0	$0	$0	$0	$0
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$(10,304)	$0	$(10,304)	$0	$0	$0
Common stock issued for settlements	$0	$0	$0	$0	$0	$0

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended September 30, 2010 through March 31, 2010:

	09/30/10	06/30/10	03/31/10

Net Income (Loss)	$(80,274)	$(20,614)	$(11,470)

Weighted-average common shares outstanding basic:

Weighted-average common stock	138,616,414	138,756,325	140,473,605
Equivalents
Stock options	-	-	-
Warrants	-	-	-
Convertible Notes	-	-	-
Weighted-average common shares
outstanding- diluted	138,616,414	138,756,325	140,473,605

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

Currently the Company has projected $14,236,349 as of December 31, 2009 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	09/30/10	06/30/10	03/31/10

Deferred tax assets:
Beginning NOL Carryover	14,204,265	14,224,879	14,236,349

Adjusted Taxable Income	(80,274)	(20,614)	(11,470)

Valuation allowance	0	0	0

Ending NOL Carryover	14,123,991	14,204,265	14,224,879

Tax Benefit Carryforward	4,943,397	4,971,493	4,978,708

Valuation allowance	(4,943,397)	(4,971,493)	(4,978,708)

Net deferred tax asset	0	0	0

Net Allowance	4,943,397	4,971,493	4,978,708

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,982,722 at December 31, 2009 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficits  of  $15,037,027  as of September 31, 2010, $14,977,367 as of June 30, 2010, and $14,968,223 as of March 31, 2010. The Company also has certain debts that  have been  in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at September  30,  2010  was $980,648, at June 30, 2010 was $971,998, at March 31, 2010 was $962,844 and its current liabilities  exceeded  its current assets by $1,063,310 on September 30, 2010 and by $1,054,650 on June 30, 2010 and by $1,045,506, on March 31, 2010. These trends have been consistent right up through the most current 10K filed for the year ended December 31, 2010, respectively.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	09/30/10	06/30/10	03/31/10

Furniture and fixtures	$0	$0	$0
Computers and software	3,500	3,500	3,500
Other equipment	400	400	400

	3,900	3,900	3,900

Accumulated depreciation	3,900	3,900	3,900
Current depreciation expense	0	0	0

	3,900	3,900	3,900

Net fixed assets	$0	$0	$0

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

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	09/30/10	06/30/10	03/31/10	12/31/09

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
these notes totaled:	$189,973	$180,829	$171,685	$162,541

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

a. Stock Escrow and Security Agreement

In 2004 and 2005, the Company entered into a Stock  Escrow and Security Agreement  with  Angus  Holdings,  LLC ("Angus") and Douglas Morgan whereby  the  Company borrowed funds under the terms of a convertible promissory note.  The Company still has $53,371 outstanding on its books as of December 31, 2010. Although the Company has not had request to convert these loans in many years and feels the statute of limitations has passed, they have kept the liabilities open in the event some settlement is eventually reached. Currently, there is no stock being held in escrow.

d. Litigation

At  December  31,  2010,  the  Company  was  party  to  certain  legal proceedings, resulting in judgments and settlements since the 2003 audited calendar year.  The following is a summary of those payables:

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

	09/30/10	06/30/10	03/31/10

Net Income(Loss)	$(80,274)	$(20,614)	$(11,470)

Net Investment Value End of Period	$(980,648)	$(971,988)	$(962,844)
Weighted-average common shares outstanding basic:	138,616,414	138,756,325	140,473,605

Beginning of period Net Asset Value	(0.007)	(0.007)	(0.007)
Income from Net Investment operations Income(Loss)
	(0.000)	0.000	0.000
Net Losses Securities (realized & unrealized)	-	-	-

Total from investment operations	(0.000)	0.000	0.000

Other Increases(Decreases)	(0.000)	(0.000)	(0.000)

End of period Net Asset Value	(0.007)	(0.007)	(0.007)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

			For the Three Months Ended
		09/30/10	09/30/09	06/30/10	06/30/09	03/31/10	03/31/09

	Revenues	$1,899	$1,899	$1,899	$1,899	$1,899	$1,899

1)	Officer Wages	36,000	0	0	0	0	0
	Wages	15,000	0	0	0	0	0
2)	Professional Fees	0	0	0	0	3,000	0
3)	Administrative	1,415	1,310	1,899	1,210	1,225	1,418
						0	0
	Interest expense	(9,144)	(9,144)	(9,144)	(9,144)	(9,144)	(9,144)
4)	Other Income(Expense)	0	0	0	0	0	0

	NET INCOME	$(59,660)	$(8,555)	$(9,144)	$(8,455)	$(11,470)	$(8,663)

		For the Nine Months Ended		For the Six Months Ended
		09/30/10	09/30/09	06/30/10	06/30/09

	Revenues	$5,697	$5,697	$3,798	$3,798

1)	Officer Wages	36,000	0	0	0
	Wages	15,000	0	0	0
2)	Professional Fees	3,000	0	3,000	0
3)	Administrative	4,539	3,938	3,124	2,628

	Interest expense	(27,432)	(27,432)	(18,288)	(18,288)
4)	Other Income(Expense)	0	0	0	0

	NET INCOME	$(80,274)	$(25,673)	$(20,614)	$(17,118)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
4)	Realized losses on investments

 Results of Operations 2010-2009

Analysis of the calendar quarters ended September 30, 2010 and 2009, June 30, 2010 and 2009, and March 31, 2010 and 2009.

For the nine months ended September 30, 2010 and 2009;

           For the  nine months ended September 30, 2010,  revenues  were  approximately $5,697 compared  to  $5,697  for  the nine months ended September 30, 2009, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $58,539 for the nine months ended September 30, 2010 from $3,938 for the nine months ended September 30, 2009, an increase of $54,601. The increase in G&A was due wages paid to the interim president and board of directors to bring all the records up to date and provide strategic planning to the Company in 2010 for the 2011 and beyond periods in the third quarter and accounting cost increases in the first quarter of 2010 compared to 2009 when the Company was overseeing its small investment holdings.

Other expenses remained the same at $19,392 for the nine months ended September 30, 2010 from $19,392 for the nine months ended September 30, 2009, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $80,274 for the nine months ended September 30, 2010 from $25,673 for the nine months ended September 30, 2009, an increase of $54,601. The increase reflected G&A cost increases detailed above including wages to the interim president, directors and accounting cost all incurred in bringing the Company’s records up to date in 2010. Revenues and other income and expense items remained constant during the nine months ended September 30, 2010 and 2009.

For the six months ended June 30, 2010 and 2009;

           For  the  six months ended June 30, 2010,  revenues  were  approximately $3,798 compared  to  $3,798  for  the six months ended June 30, 2009, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $6,124 for the six months ended June 30, 2010 from $2,628 for the six months ended June 30, 2009, an increase of $3,496. This was relatively consistent with the prior period and represented no material items other than some accounting cost needed for tax preparation and updating of Company records mostly in the first quarter of 2010 as compared to 2009.

Other expenses remained the same at $16,928 for the six months ended June 30, 2010 from $16,928 for the six months ended June 30, 2009, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $20,614 for the six months ended June 30, 2010 from $17,118 for the six months ended June 30, 2009, an increase of $3,496. This was all the result of our G & A cost increases detailed above with no other material items impacting the total Net Loss for the period.

For the three months ended September 30, 2010 and 2009;

           For  the  calendar quarter ended September 30, 2010,  revenues  were  approximately $1,899 compared  to  $1,899  for  the calendar quarter ended September 30, 2009, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $52,415 for the calendar quarter ended September 30, 2010 from $1,310 for the calendar quarter ended September 30, 2009, an increase of $51,105. The increase in G&A was due wages paid to the interim president and board of directors to bring all the records up to date and provide strategic planning to the Company in 2010 for the 2011 and beyond periods.

Other expenses remained the same at $6,464 for the calendar quarter ended September 30, 2010 from $6,464 for the calendar quarter ended September 30, 2009, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $59,660 for the calendar quarter ended September 30, 2010 from $8,555 for the calendar quarter ended September 30, 2009, an increase of $51,105. The increase reflected differences only in G&A was due mostly to increased  that were not present in the 2009 period for reasons detailed in the general and administrative expense section above.

For the three months ended June 30, 2010 and 2009;

           For  the  calendar quarter ended June 30, 2010,  revenues  were  approximately $1,899 compared  to  $1,899  for  the calendar quarter ended June 30, 2009, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $1,899 for the calendar quarter ended June 30, 2010 from $1,210 for the calendar quarter ended June 30, 2009, an increase of $689. This was relatively consistent with the prior period and represented no material items.

Other expenses remained the same at $6,464 for the calendar quarter ended June 30, 2010 from $6,464 for the calendar quarter ended June 30, 2009, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $9,144 for the calendar quarter ended June 30, 2010 from $8,455 for the calendar quarter ended June 30, 2009, an increase of $689. This was relatively consistent with the prior period with all changes encompassed in the general and administrative expense category and represented no material items.

For the three months ended March 31, 2010 and 2009;

           For  the  calendar quarter ended March 31, 2010,  revenues  were  approximately $1,899 compared  to  $1,899  for  the calendar quarter ended March 31, 2009, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $4,225 for the calendar quarter ended March 31, 2010 from $1,418 for the calendar quarter ended March 31, 2009, an increase of $2,807. The increase in G&A was due small administrative cost increases incurred in bringing Company records up to date in 2010.

Other expenses remained the same at $6,464 for the calendar quarter ended March 31, 2010 from $6,464 for the calendar quarter ended March 31, 2009, resulting from a consistent level of debt over the periods provided with the previous periods.

Net Losses increased to $11,470 for the calendar quarter ended March 31, 2010 from $8,663 for the calendar quarter ended September 30, 2009, an increase of $2,807. This increase was solely the result of general and administrative cost increases highlighted above for the period.

Liquidity and Capital Resources

On September 30, 2010 we had cash and cash equivalents totaling $32,000, on June 30, 2010 we had cash and cash equivalents totaling $29,016, and on March 31, 2010 we had cash and cash equivalents totaling $29,016. At these times, those balances were not sufficient to fund our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2010, June 30, 2010, and September 30, 2010. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010, June 30, 2010 and September 30, 2010. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of March 31, 2010, June 30, 2010 and September 30, 2010, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2010, June 30, 2010 and September 30, 2010, based on such criteria.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2010 through December 31 2010 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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
authorized, this 21 day of September  2011.

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

Signature                           Title                    Date

/s/ J. Michael King          Interim President/ CFO, September 21, 2011
---------------------
   J. Michael King

/s/Donna Steward              Director                      September 21, 2011
-----------------
   Donna Steward

/s/ Charles Snipes            Director                       September 21, 2011
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                       September 21, 2011
-------------------
    Robert McCoy