Form 10-Q
period 2011-06-30
BROADLEAF CAPITAL PARTNERS INC
filed 2011-10-06
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS			6/30/2011	12/31/2010
			Unaudited	Audited
CURRENT ASSETS

Cash			$16,813	$41,480

Total Current Assets			16,813	41,480

FIXED ASSETS, NET (Note2, 5)			0	0

OTHER ASSETS - Investments in limited partnerships -			44,984	44,984
(Note 2,4,8,9)
TOTAL ASSETS			$61,797	$86,464

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable			$53,056	$53,056
Accrued expenses			110,231	139,608
Accrued interest			203,664	184,376
Judgments payable			39,372	39,372
Notes payable - current portion (Note 7)			660,801	640,801

Total Current Liabilities			1,067,124	1,057,213

LONG-TERM DEBT - Notes payable - long term (Note 7)			0	0

Total Liabilities			1,067,124	1,057,213

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding	6/30/2011	144,419,925
shares issued and outstanding	12/31/2010	142,419,925
Total Common Shares issued and outstanding, respectively			144,420	142,420
Additional paid-in capital			13,921,959	13,913,959
Accumulated deficit			(15,071,706)	(15,027,128)

Total Stockholders' Equity (Deficit)			(1,005,327)	(970,749)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)			$61,797	$86,464

" The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		6/30/2011	12/31/2010

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$44,984	$44,984

TOTAL INVESTMENTS					$44,984	$44,984

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Six Months Ended		For the Three Months Ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$3,798	$3,798	$1,899	$1,899

EXPENSES

General and administrative	29,105	6,124	9,676	1,899
Depreciation (Note 5)	0	0	0	0

Total Expenses	29,105	6,124	9,676	1,899

NET INVESTMENT INCOME(LOSS)	(25,307)	(2,326)	(7,777)	0

OTHER INCOME (EXPENSE)

Interest income	17	0	1	0
Interest expense	(19,288)	(18,288)	(9,644)	(9,144)

Total Other Income (Expense)	(19,271)	(18,288)	(9,643)	(9,144)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(44,578)	(20,614)	(17,420)	(9,144)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	(44,578)	(20,614)	(17,420)	(9,144)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.000)	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	143,753,258	138,756,325	144,419,925	137,039,045

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six Months Ended

	6/30/2011	6/30/2010
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(44,578)	$(20,614)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	10,000	0

(Increase) decrease in other assets	0	0
(Increase) decrease in accounts receivable	0	0
Increase (decrease) in accounts payable	0	0
Increase (decrease) in Accrued Interest	19,288	18,288
Increase (decrease) in Accrued Expenses	(29,377)	0
Increase (decrease) in Judgments Payable	0	0

Net Cash Used in Operating Activities	(44,667)	(2,326)

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
Loss on investments	0	0

Net Cash Provided (Used) in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Reclassification of notes payable	20,000	0
Net Proceeds from borrowings	0	0

Net Cash Provided by Financing Activities	$20,000	$0

NET DECREASE IN CASH	$(24,667)	$(2,326)

CASH, BEGINNING OF PERIOD	41,480	31,342

CASH, END OF PERIOD
	$16,813	$29,016

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended

	6/30/2011	6/30/2010
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$0
Common stock issued for services	$10,000	$0
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$(10,304)
Common stock issued for settlements	$0	$0

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

 Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2011and June 30, 2010:

	6/30/2011	6/30/2010

Net Income (Loss)	$(44,578)	$(20,614)

Weighted-average common shares outstanding basic:

Weighted-average common stock	143,753,258	138,756,325
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- diluted	143,753,258	138,756,325

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	06/30/11	06/30/10

Deferred tax assets:
Beginning NOL Carryover	14,334,050	14,236,349

Adjusted Taxable Income	(44,578)	(20,614)

Valuation allowance	0	0

Ending NOL Carryover	14,378,628	14,256,963

Tax Benefit Carryforward	5,032,520	4,989,937

Valuation allowance	(5,032,520)	(4,989,937)

Net deferred tax asset	0	0

Net Allowance	5,001,315	4,975,507

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

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficits  of  $15,071,706  as June 30, 2011. The Company also has certain debts that  have been  in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at June 30,  2011  was $1,005,327, and its current liabilities  exceeded  its current assets by $1,050,311 on June 30, 2011. These trends have been consistent right up through the most current fiscal year, respectively.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	6/30/2011	6/30/2010

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

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

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	6/30/2011	12/31/2010

Peacock Settlement Note of 2008 resettled three existing notes as stated on
November 26, 2008 with a simple interest rate with a simple interest rate of 3% per annum. Note holder has right on 30 days written notice to demand stock totaling no more than 9.9% of total outstanding shares current and not allowing cumulative total to exceed 30%
adjusting with new issuanced for dilutive purposes.	$357,430	$357,430

Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
are currently in default.	10,383	10,383

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market
of the five previous trading days of the conversion request.	30,000	30,000

Convertible note payable, accrues with an interest at a Rate
of 6.0% per annum, two-year term. Currently in default.	42,988	42,988

Short term unsecured working capital demand notes, with
stated interest rate of 10%. Reclassified back into notes
payable after the Company confirmed status during the last
fiscal audit of the 2010 year-end.	20,000	0

Virginia Roberts investment was originally stated as Minority Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment and entitled note holder to
21% if Investment distributions, at no less than $5,000 per quarter.	200,000	200,000

Total Notes Payable	660,801	640,801

Less Current Portion	660,801	640,801

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company.

During these periods, the Company was in default on two notes payable. The note holders have not taken any legal action against the
Company as permitted by the agreements. Accrued interest on
these notes totaled:	$203,664	$184,376

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

d. Litigation

At  December  31,  2010,  the  Company  was  party  to  certain  legal proceedings, resulting in judgments and settlements since the 2003 audited calendar year.  The following is a summary of those payables:

In 2002, a  former  employee  received  a  legal  judgment against the Company  totaling  $20,110.  At December 31, 2003, this  liability  is recorded at the settled  amount  plus  accrued  interest imputed at 8%
annually for a total liability of $23,021. This amount was adjusted for another judgment which was then being recorded  as accounts payable of  December 31, 2004.  During 2007, there was a partial payment of the settlement of the combined balance and $39,372 is still recorded as a judgment payable at June 30, 2010.

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

NOTE 10 – SUBSEQUENT EVENTS

In August 2011 the company issued two forms 8K for events pertaining to the fiscal years included in these financial statements. They are referenced in this report. In addition the company is continuing to bring current all of its filing requirements required by SEC regulations and to reestablish its quotation on the OTC Bulletin Board. Currently all form 10K’s have since been filed through June 30, 2011.

NOTE 11 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.
	For the Six Months Ended
	6/30/2011	6/30/2010

Net Income(Loss)	$(44,578)	$(20,614)

Net Investment Value End of Period	$(1,005,327)	$(971,988)
Weighted-average common shares outstanding basic:	143,753,258	138,756,325

Beginning of period Net Asset Value	(0.007)	(0.007)
Income from Net Investment operations Income(Loss)
	0.000	0.000
Net Losses Securities (realized & unrealized)	-	-

Total from investment operations	0.000	0.000

Other Increases(Decreases)	(0.000)	(0.000)

End of period Net Asset Value	(0.007)	(0.007)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

		For the six months ended		For the three months ended
		6/30/2011	6/30/2010	6/30/2011	6/30/2010

	Revenues	$3,798	$3,798	$1,899	$1,899

1)	Officer Wages	9,000	0	4,500	0
	Wages	0	0	0	0
2)	Professional Fees	17,000	3,000	3,500	0
3)	Administrative	3,105	3,124	1,676	1,899

	Interest expense	(19,288)	(18,288)	(9,644)	(9,144)
4)	Other Income(Expense)	17	0	1	0

	NET INCOME	$(44,578)	$(20,614)	$(17,420)	$(9,144)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
4)	Realized losses on investments

 Results of Operations 2011-2010

Analysis of the six months ended June 30, 2011 and 2010.

           For the six months ended June 30, 2011, revenues  were  approximately $3,798 compared  to  $3,798  for  the six months ended June 30, 2010, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $29,105 for the six months ended June 30, 2011 from $6,124 for the six months ended June 30, 2010, an increase of $22,981. The increase in 2011 G&A was due mostly to wages paid to the interim president of $9,000 and additional professional fees increases of $14,000 to bring all the records up to date, keep the records and filings up to date and provide strategic planning to the Company in 2011 for future periods.

Other expenses increased to $19,244 for the six months ended June 30, 2011 from $18,244 for the six months ended June 30, 2010, an increase of $1,000, resulting from a reclassification of debt into notes payable and the resulting increase in interest expense associated with that change.

Net Losses increased to $44,578 for the six months ended June 30, 2011 from $20,614 for the six months ended June 30, 2010, an increase of $23,964. The increase reflected G&A cost increases detailed above including wages to the interim president, professional fees all incurred in bringing the Company’s records up to date in 2011 and keeping the Company current. Revenues remained constant during the six months ended June 30, 2011 and 2010. Other income and expense items reflected additional interest cost for the six months ended 2011 over 2010 due to higher debt totals.

Analysis of the calendar quarters ended June 30, 2011 and 2010.

           For the three months ended June 30, 2011, revenues were approximately $1,899 compared  to  $1,899  for  the three months ended June 30, 2010, resulting in no material changes as all of the income resulted from distributions from our investment assets.

G&A expense increased to $9,676 for the three months ended June 30, 2011 from $1,899 for the three months ended June 30, 2010, an increase of $7,777. The increase in G&A was due wages paid of $4,500 to the interim president and professional fees of $3,500 not incurred in the second quarter of 2010 due to the increased level of work needed now that the company is keeping all of its records and filings up to date.

Other expenses increased to $9,644 for the three months ended June 30, 2011 from $9,144 for the three months ended June 30, 2010, an increase of $500, resulting from a reclassification of debt into notes payable and the resulting increase in interest expense associated with that change.

Net Losses increased to $17,420 for the three months ended June 30, 2011 from $9,144 for the three months ended June 30, 2010, an increase of $8,276. The increase reflected G&A cost increases detailed above including wages to the interim president and professional fees all incurred in keeping the Company’s records and filings up to date in 2011. Revenues remained constant during the three months ended June 30, 2011 and 2010. Other income and expense items reflected $500 of additional interest expense in the 2011 period due to additional debt reclassifications noted above.

Liquidity and Capital Resources

On June 30, 2011 we had cash and cash equivalents totaling $16,813. At that time, those balances were not sufficient to fund our operations.

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

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2011, based on such criteria.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $15,027,128 as of December 31, 2010. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of June 30, 2011, we had cash and cash equivalents of $16,813.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2011 through June 30, 2011 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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