Form 10-Q
period 2011-09-30
BROADLEAF CAPITAL PARTNERS INC
filed 2011-11-15
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

 ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

As of October 31, 2011 the registrant had 144,419,925 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	09/30/11	12/31/10
	Unaudited	Audited
CURRENT ASSETS

Cash	$898	$41,480

Total Current Assets	898	41,480

FIXED ASSETS, NET (Note2, 5)	0	0

OTHER ASSETS - Investments in limited partnerships -	44,984	44,984
(Note 2,4,8,9)
TOTAL ASSETS	$45,882	$86,464

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$53,056	$53,056
Accrued expenses	108,227	139,608
Accrued interest	213,308	184,376
Judgments payable	14,372	39,372
Notes payable - current portion (Note 7)	660,801	640,801

Total Current Liabilities	1,049,764	1,057,213

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0

Total Liabilities	1,049,764	1,057,213

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding 09/30/11 144,419,925
shares issued and outstanding 12/31/10 142,419,925
Total Common Shares issued and outstanding, respectively	144,420	142,420
Additional paid-in capital	13,921,959	13,913,959
Accumulated deficit	(15,070,261)	(15,027,128)

Total Stockholders' Equity (Deficit)	(1,003,882)	(970,749)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$45,882	$86,464

" The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		09/30/11	12/31/10

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$44,984	$44,984

TOTAL INVESTMENTS					$44,984	$44,984

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Nine Months Ended		For the Three Months Ended
	09/30/11	09/30/10	09/30/11	09/30/10
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$25,715	$5,697	$21,917	$1,899

EXPENSES

General and administrative	39,933	58,539	10,828	52,415
Depreciation (Note 5)	0	0	0	0

Total Expenses	39,933	58,539	10,828	52,415

NET INVESTMENT INCOME(LOSS)	(14,218)	(52,842)	11,089	(50,516)

OTHER INCOME (EXPENSE)

Interest income	17	0	0	0
Interest expense	(28,932)	(27,432)	(9,644)	(9,144)

Total Other Income (Expense)	(28,915)	(27,432)	(9,644)	(9,144)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(43,133)	(80,274)	1,445	(59,660)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	(43,133)	(80,274)	1,445	(59,660)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.000)	(0.001)	0.000	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	143,975,481	138,336,592	144,419,925	138,336,592

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine Months Ended
	09/30/11	09/30/10
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(43,133)	$(80,274)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	10,000	51,000

(Increase) decrease in other assets	0	0
(Increase) decrease in accounts receivable	0	0
Increase (decrease) in accounts payable	0	0
Increase (decrease) in Accrued Interest	28,932	29,932
Increase (decrease) in Accrued Expenses	(31,381)	0
Increase (decrease) in Judgments Payable	(25,000)	0

Net Cash Used in Operating Activities	(60,582)	658

CASH FLOWS FROM INVESTING ACTIVITIES

Funds received from common stock
Loss on investments	0	0

Net Cash Provided (Used) in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Reclassification of notes payable	20,000	0
Net Proceeds from borrowings	0	0

Net Cash Provided by Financing Activities	$20,000	$0

NET DECREASE IN CASH	$(40,582)	$658

CASH, BEGINNING OF PERIOD	41,480	31,342

CASH, END OF PERIOD
	$898	$32,000

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended

	09/30/11	09/30/10
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$0
Common stock issued for services	$10,000	$51,000
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$(10,304)
Common stock issued for settlements	$0	$0

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended September 30, 2011and September 30, 2010:

	09/30/11	09/30/10

Net Income (Loss)	$(43,133)	$(80,274)

Weighted-average common shares outstanding basic:

Weighted-average common stock	143,975,481	138,336,592
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- diluted	143,975,481	138,336,592

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	09/30/11	09/30/10

Deferred tax assets:
Beginning NOL Carryover	14,334,050	14,236,349

Adjusted Taxable Income	(43,133)	(80,274)

Valuation allowance	0	0

Ending NOL Carryover	14,377,183	14,316,623

Tax Benefit Carryforward	5,032,014	5,010,818

Valuation allowance	(5,032,014)	(5,010,818)

Net deferred tax asset	0	0

Net Allowance	5,001,821	4,954,626

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

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficits  of  $15,070,261  as September  30, 2011. The Company also has certain debts that have been  in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at September  30,  2011  was $1,003,882, and its current liabilities  exceeded  its current assets by $1,048,916 on Septemer 30, 2011. These trends have been consistent right up through the most current fiscal year, respectively.

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	09/30/11	09/30/10

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

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

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	09/30/11	12/31/10

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
these notes totaled:	$213,308	$184,376

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

d. Litigation

At  September  30,  2011,  the  Company  was  party  to  certain  legal proceedings, resulting in judgments and settlements since the 2003 audited calendar year.  The following is a summary of those payables:

In 2002, a  former  employee  received  a  legal  judgment against the Company  totaling  $20,110.  At December 31, 2003, this  liability  is recorded at the settled  amount  plus  accrued  interest imputed at 8% annually for a total liability of $23,021. This amount was adjusted for another judgment which was then being recorded  as accounts payable of  December 31, 2004.  During 2007, there was a partial payment of the settlement of the combined balance and $14,372 is still recorded as a judgment payable at September 30, 2011.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company currently has no subsequent events to report as of the date of issuance of this report.

NOTE 11 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	09/30/11	09/30/10

Net Income(Loss)	$(43,433)	$(80,274)

Net Investment Value End of Period	$(1,005,327)	$(980,648)
Weighted-average common shares outstanding basic:	143,975,481	138,616,414

Beginning of period Net Asset Value	0.007	0.007
Income from Net Investment operations Income(Loss)
	0.000	(0.000)
Net Losses Securities (realized & unrealized)	-	-

Total from investment operations	0.000	(0.000)

Other Increases(Decreases)	(0.000)	(0.000)

End of period Net Asset Value	0.007	0.007

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

		For the six months ended		For the three months ended
		09/30/11	09/30/10	09/30/11	09/30/10

	Revenues	$25,715	$5,697	$21,917	$1,899

1)	Officer Wages	13,500	36,000	4,500	36,000
	Wages	0	15,000	0	15,000
2)	Professional Fees	20,500	3,000	3,500	0
3)	Administrative	5,933	4,539	2,829	1,415

	Interest expense	(28,932)	(27,432)	(9,644)	(9,144)
	Other Income(Expense)	17	0	1	0

	NET INCOME	$(43,133)	$(80,274)	$1,445	$(59,660)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.

 Results of Operations 2011-2010

Analysis of the nine months ended September 30, 2011 and 2010.

For the nine months ended September 30, 2011, revenues were  approximately $25,715 compared  to  $5,697  for  the nine months ended September 30, 2010, resulting in an increase of $20,018 resulting from additional distributions from our investment assets.

G&A expense decreased to $39,933 for the nine months ended September 30, 2011 from $58,539 for the nine months ended September 30, 2010, a decrease of $18,606. The decrease in 2011 G&A was due mostly to decreases in wages paid $37,500 which resulted from increased cost in 2010 to update records and filings which had not been done since 2003 at that point. Additional professional fees of $20,500 in 2011 offset this savings which were mostly strategic planning and normal filing costs not present in 2010.

Other expenses increased to $28,915 for the nine months ended September  30, 2011 from $27,432 for the nine months ended September 30, 2010, an increase of $1,483, resulting from a reclassification of debt into notes payable and the resulting increase in interest expense associated with that change.

Net Losses decreased to $43,133 for the nine months ended September 30, 2011 from $80,274 for the nine months ended September 30, 2010, a decrease of $37,141. The decrease reflected G&A cost decreases detailed above mostly in wages from 2010 offset somewhat by new professional fees all incurred in bringing the Company’s records up to date in 2011 and keeping the Company current. Revenues increased during the nine months ended September 30, 2011 from investment distributions. Other income and expense items reflected additional interest cost for the nine months ended 2011 over 2010 due to higher debt totals.

Analysis of the three months ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, revenues were approximately $21,917 compared  to  $1,899  for  the three months ended September 30, 2010, resulting in an increase of $20,018 resulting from additional distributions from our investment assets.

G&A expense decreased to $10,829 for the three months ended September 30, 2011 from $52,415 for the nine months ended September 30, 2010, an increase of $41,586. The decrease in 2011 G&A was due mostly to decreases in wages paid $56,500 which resulted from increased cost in 2010 to update records and filings which had not been done since 2003 at that point. Additional professional fees of $3,500 in 2011 offset this savings which were normal filing costs not present in 2010.

Other expenses increased to $9,643 for the three months ended September 30, 2011 from $9,144 for the three months ended September 30, 2010, an increase of $499, resulting from a reclassification of debt into notes payable and the resulting increase in interest expense associated with that change.

Net Income increased to $1,445 for the three months ended September 30, 2011 from a Net Loss of $59,660 for the three months ended September 30, 2010, an increase of $61,105. The decrease reflected G&A cost decreases detailed above mostly in wages from 2010 offset somewhat by new professional fees all incurred in normal filing fees for 2011. Revenues increased during the three months ended September 30, 2011 from investment distributions. Other income and expense items reflected additional interest cost for the three months ended 2011 over 2010 due to higher debt totals.

Liquidity and Capital Resources

On September 30, 2011 we had cash and cash equivalents totaling $898. At that time, those balances were not sufficient to fund our operations.

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

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2011, based on such criteria.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $15,070,261 as of September 31, 2011. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of September 30, 2011, we had cash and cash equivalents of $898.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2011 through September 30, 2011 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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

3(i)         *     Articles of Incorporation as amended

3(vi)       *     Bylaws

                  CERTIFICATIONS

31.1              Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the  Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 12 day of November  2011.

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

Signature                           Title                    Date

/s/ J. Michael King          Interim President/ CFO, November 12, 2011
---------------------
   J. Michael King

/s/Donna Steward              Director                      November 12, 2011
-----------------
   Donna Steward

/s/ Charles Snipes            Director                       November 12, 2011
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                      November 12, 2011
-------------------
    Robert McCoy