Form 10-K
period 2011-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2012-04-03
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $259,956 as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 23, 2012, the registrant had 174,097,874 shares of Common Stock outstanding.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $15,111,864 as of December 31, 2011. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of December 31, 2011, we had cash and cash equivalents of $11,957.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended December 30, 2011 and December 31, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

The common stock of the Company is quoted on the OTC Bulletin Board.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2010 through December 31, 2011. The over-the- counter market quotations may reflect inter-dealer  prices, without retail market-up,  markdown  or commission and may not represent actual  transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.
Year Ended December 31, 2010
	High	Low

Quarter 1	0.0090	0.0004
Quarter 2	0.0050	0.0012
Quarter 3	0.0047	0.0012
Quarter 4	0.0035	0.0012

Year Ended December 31, 2011
	High	Low

Quarter 1	0.0165	0.0010
Quarter 2	0.0055	0.0016
Quarter 3	0.0100	0.0090
Quarter 4	0.0090	0.0040

 RECORD HOLDERS

There is only one class of common stock.  As of December 31, 2011, there were approximately 3,500 shareholders of record for the Company's common stock and a total of 174,097,874 shares of common stock issued and outstanding as of March 23, 2012.

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

 RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2010 through December 31 2011 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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

▪
On March 17, 2011 we issued 2,000,000 shares of common stock to Daniels Corporate Advisory, Inc. as financial consulting compensation. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

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

		For the years months ended
		2011	2010

	Revenues	$7,600	$7,600

1)	Officer Wages	9,000	18,000
	Wages	0	3,000
2)	Professional Fees	24,000	4,716
3)	Administrative	20,777	296

	Interest expense	(38,576)	(36,577)
4)	Gain on forgiveness of debt	0	26,275
5)	Reduction of investments	0	(41,678)
	Other Income (Expense)	17	17

	NET INCOME	($84,736)	($70,375)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
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

 Results of Operations 2011-2010

Analysis of the calendar years ended December 31, 2011 through calendar years ended December 31, 2010.

For  the  calendar year ended December 31, 2011,  revenues  were  approximately $7,600 compared  to  $7,600  for  the calendar year ended December 31, 2010, resulting in no change from the prior year.  This reflected the Company’s position of limited operations while it restructured its balance sheet for potential changes in future operations.

G&A expense increased to $53,777 for the calendar year ended December 31, 2011 from $25,828 for the calendar year ended December 31, 2010, an increase of $27,949. The increase in G&A was due to fees associated with the company getting current on its SEC filings such as transfer agent, SEC legal and consulting fees over previous periods where these items were not kept current.

Debt Forgiveness for the calendar year ended December 31, 2011 was $-0- compared to $29,091 for the calendar year ended December 31, 2010, a decrease of $26,091. This was a direct result of continuing restructuring and debt settlements that were done in 2010. There were no settlements recorded in the 2011 fiscal year.

Interest expense for the calendar year ended December 31, 2011 was $38,576 compared to $36,577 for the calendar year ended December 31, 2010 an increase of $1,999.  The increase is due to interest accruals on restructured debt that was not accruing previously as agreed upon during negotiating periods for those items.

Loss on Investments for the calendar year ended December 31, 2011 was $-0- compared to $41,678 for the calendar year ended December 31, 2010, a decrease of $41,678. The Company had some investment write offs in 2010 leaving the Canyon Shadows project as their only active investment during 2010 of which there was no Change during 2011.

 Liquidity and Capital Resources 2011-2010

Analysis of the calendar years ended December 31, 2011 through calendar years ended December 31, 2010.

On December 31, 2011 the Company had total assets of $36,924 compared to $86,464 on December 31, 2010 a decrease of $49,540. The Company had total liabilities of $1,082,409 on December 31, 2011 compared to $1,057,213 on December 31, 2010 an increase of $25,196. The Company had a total stockholders' deficit of $1,045,485 on December 31, 2011 compared to $970,749 on December 31, 2010 an increase of $74,736. The Company’s small decrease in assets resulted from small distributions from their one current investment and the liabilities increased due to accrued interest increases on a constant debt total. The Company has also incurred some new liabilities to cover the review of new opportunities to reposition its current investments as possible down payments on new income opportunities to be used in conjunction with the Net Tax Operating Losses to provide a stable cash flow and operating base. Additional investment avenues are also being reviewed as alternatives to cover the remaining debt structure of the Company.  The Company feels it can maintain its current operating levels out of distribution of its investments until new joint venture opportunities can be found without seeking dilutive additional funding.

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

As used herein, the term "Company" refers to Broadleaf Capital Partners, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Consolidated, audited,  condensed  financial statements including a balance  sheet  for  the Company as of the years ended  December  31,  2011 and December 31, 2010 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance  sheets  and  the comparable period of the preceding year are attached hereto as Pages 13 through  32 and are incorporated herein by this reference.

Board of Directors and Stockholders
Broadleaf Capital Partners, Inc.

We have audited the accompanying balance sheet of Broadleaf Capital Partners, Inc. and subsidiaries (“the Company”) as of December31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended from January 1, 2011 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Broadleaf Capital Partners,, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception of $15,111,864 and has a working capital deficit of $1,070,452. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
March 23, 2012

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	As at December 31,
ASSETS	2011	2010
	Audited	Audited
CURRENT ASSETS
Cash	$11,957	$41,480

Total Current Assets	11,957	41,480

FIXED ASSETS, NET (Note2, 5)	0	0

OTHER ASSETS - Investments in limited partnerships -	24,967	44,984
(Note 2,4,8,9,11)
TOTAL ASSETS	36,924	86,464

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$48,053	$53,056
Accrued expenses	116,231	139,608
Accrued interest	217,952	184,376
Judgments payable	39,372	39,372
Notes payable - current portion (Note 7,11)	660,801	640,801

Total Current Liabilities	1,082,409	1,057,213

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0

Total Liabilities	1,082,409	1,057,213
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock authorized at $0.001 par value;
shares issued and outstanding 2011 144,419,925 and
shares issued and outstanding 2010 142,419,925
Total Common Shares issued and outstanding, respectively	144,420	142,420
Additional paid-in capital	13,921,959	13,913,959
Stock Subscriptions	0	0
Accumulated deficit	(15,111,864)	(15,027,128)

Total Stockholders' Equity (Deficit)	(1,045,485)	(970,749)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$36,924	$86,464

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

Other Assets		Number
		Shares Owned	Original
Company	Business	or %	Cost		12/31/2010	12/31/2010
					Audited	Audited

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$24,967	$44,984

TOTAL INVESTMENTS					$24,967	$44,984

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	2011	2010
	Audited	Audited

REVENUES	$7,600	$7,600

EXPENSES
General and administrative	53,777	25,828

Total Expenses	53,777	25,828

NET INVESTMENT INCOME(LOSS)	(46,177)	(18,228)

OTHER (INCOME) EXPENSE
Interest Income	(17)	(17)
Debt Forgiveness	0	(26,091)
Interest expense	38,576	36,577
Loss on investments (Note 2,4,9)	0	41,678

Total Other (Income) Expense	38,559	52,147

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(84,736)	(70,375)
Income taxes (Note 2)	0	0

NET INCOME (LOSS)	$(84,736)	$(70,375)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	(0.0006)	(0.0005)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	144,086,592	139,567,292

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended
	2011	2010
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(84,736)	$(70,375)
Adjustments to reconcile net loss to net cash
used by operating activities:
Loss on investments, net	20,017	37,678
Increase (decrease) in accounts payable	(5,003)	0
Increase (decrease) in Accrued Expenses	10,199	(8,165)

Net Cash Used in Operating Activities	(59,523)	(40,862)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided (Used) in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Reclass of Note Payable from Accrued Expenses	20,000	0
Common stock issued for services	10,000	51,000

Net Cash Provided by Financing Activities	30,000	51,000

NET DECREASE IN CASH	(29,523)	10,138

CASH, BEGINNING OF YEAR	41,480	31,342

CASH, END OF YEAR	$11,957	$41,480

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
	For the Years Ended
	2011	2010
	Audited	Audited
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued for services	$10,000	$51,000

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
December 31, 2011 through 2010
Audited

				Additional	Subscriptions
		Common Stock		Paid in	(Receivable)	Accumulated
		Shares	Amount	Capital	Payable	Deficit	Total

Balance	31-Dec-09	140,473,605	$140,474	$13,875,209	$(10,304)	$(14,956,753)	$(951,374)

Common Stock Issued
for services		12,250,000	12,250	38,750	0	0	51,000

Stock Redemption		(10,303,680)	(10,304)	0	10,304	0	0

Net income for the year
ended December 31, 2010		0	0	0	0	(70,375)	(70,375)

Balance	31-Dec-10	142,419,925	$142,420	$13,913,959	$0	$(15,027,128)	$(970,749)

Common Stock Issued
for services		2,000,000	2,000	8,000	0	0	10,000

Net income for the year
ended December 31, 2011		0	0	0	0	(84,736)	(84,736)

Balance	31-Dec-11	144,419,925	$144,420	$13,921,959	$0	$(15,111,864)	$(1,045,485)

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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

Other-Than-Temporary Impairment:

All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

·	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
·
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

·	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
·	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
·
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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31 2011 and 2010:

	2011	2010

Net Income (Loss)	$(84,736)	$(70,375)

Weighted-average common shares outstanding basic:

Weighted-average common stock	144,086,592	139,567,292
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- diluted	144,086,592	139,567,292

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2011 and 2010

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

Currently the Company has projected $14,316,623 as of December 31, 2011 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2011 and 2019.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of
	2011	2010
Deferred tax assets:
Beginning NOL Carryover	14,316,623	14,236,349

Adjusted Taxable Income	(84,736)	(70,375)

Valuation allowance	0	0

Ending NOL Carryover	14,401,359	14,306,724

Tax Benefit Carryforward	5,040,476	5,007,353

Valuation allowance	(5,040,476)	(5,007,353)

Net deferred tax asset	0	0

Net Allowance	4,981,160	4,958,091

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $5,040,476 at December 31, 2011 and $5,007,353 at December 31, 2010. The allowance is calculated as equal to the full potential tax benefit of the December 31, 2011 NOL value of $14,401,359.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit  of  $15,111,864  as of December 31, 2011. The Company  also  has  certain  debts that  have been  in default since December 31, 2003 although the creditors have not pursued collection proceedings. The Company's stockholders' deficit at December  31,  2011   was $1,045,485, and its current liabilities  exceeded  its current assets by $1,070,452. These trends have been consistent for the past few years, respectively.

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
As of December 31, 2011 and 2010

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

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	2011	2010

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2011 and 2010

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended December 31;	2011	2010

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
these notes totaled:	$217,952	$184,376

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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
As of December 31, 2011 and 2010

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

NOTE 11 – SUBSEQUENT EVENTS

During the first quarter of 2012 the Company sold its interest in its only investment Canyon Shadows Properties. While this currently was the Companies only source of income, the proceeds from the distribution provided for the paying off of the judgments payable and notes payable of  $357,430 to the Steve Peacock note, $200,000 to the Virginia Roberts note, and $30,000 to the Donna Steward note. The Company also set up of a cash reserve for any unknown or disputed liabilities. In addition to this, the sale proceeds also provide enough cash to fund current operations and allow for a down payment into a new project or merger. The Company expects the projected capital gain of $947,427 to be offset by the current Net Operating Loss carryforward.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2011 and 2010

NOTE 12 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	2011	2010

Net Income(Loss)	$(84,736)	$(70,375)

Net Investment Value End of Period	$(1,045,485)	$(974,749)
Weighted-average common shares outstanding basic:	144,086,592	139,567,292

Beginning of period Net Asset Value	(0.008)	(0.007)

Income from Net Investment operations Income(Loss)	0.000	(0.000)

Net Losses Securities (realized & unrealized)	-	-

Total from investment operations	0.000	(0.000)

Other Increases(Decreases)	(0.001)	(0.001)

End of period Net Asset Value	(0.009)	(0.008)

ITEM  8.    CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2011. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011 based on such criteria.

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

     NAME                     AGE         POSITION

   J. Michael King          74           Interim President/CFO

   Donna Steward          70           Director

   Charles Snipes           90           Director

   Robert McCoy           70           Director

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

Code of Ethics

As revised in August 2011, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission there under. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 3887 Pacific Street,  Las Vegas, Nevada 89121.

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

The Company's Director, Donna Steward, failed  to  file  a  report  on  Form  5 covering  the  issuance and status  to  her by the Company for the periods of January 1, 2004 through the filing of this report dated March 28, 2012.

The Company's Director, Charles Snipes, failed to file a report on Form 5 covering the issuance and status to him by the Company for the periods of January 1, 2004 through the filing of this report dated March 28, 2012.

The Company's Director, Robert McCoy, failed to file a report on Form 5 covering the issuance and status to him by the Company for the periods of January 1, 2004 through the filing of this report dated March 28, 2012.

The Company's Interim president, J. Michael King, has filed a report on Form 3 covering the issuance and status to him by the Company for shares obtained since September 22, 2003 filed with the SEC on September 30, 2011.

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

ITEM  11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	YEAR	ANNUAL COMPENSATION	LONG TERM COMPENSATION

J. Michael King	2011	$ 9,000	Interim President/CFO

Narrative Disclosure to Summary Compensation Table
Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2011. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation.  There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2011.

Employment Agreements
The Company does not have any employment agreements with its executive officers.  Our executive officers are employees-at-will and, therefore, may be terminated at any time, with or without cause, and with no severance award owed to them.

Director Compensation
The Company’s directors do not receive cash compensation for their services on the board of directors. There is a fee payable of $500 per meeting plus non-employee directors are reimbursed for out-of-pocket expenses associated with attending Company meetings and otherwise fulfilling their duties as directors. All unpaid fees have been accrued by the company through December 31, 2011.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2012, the number and percentage of  outstanding shares of common stock  which,  according  to  the  information supplied to us, were beneficially owned by (i) each current director, (ii) each current  executive  officer, (iii) all current directors and executive officers as a  group, and (iv)  each   person  who,  to our knowledge, is the beneficial owner  of more than 5% of our outstanding common  stock.  Except as otherwise indicated,  the  persons  named  in  the  table  below  have  sole  voting  and dispositive  power  with  respect  to all shares beneficially owned, subject to community property laws (where applicable).

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS

Common Stock	J. Michael King	10,550,000	7.30%
	3887 Pacific Street
	Las Vegas, NV 89121

Common Stock	Donna Steward	2,300,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Charles Snipes	1,800,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Robert McCoy	1,750,000	*
	3887 Pacific Street
	Las Vegas, NV 89142

Common Stock (all officers and directors as a group-4 persons)		14,400,000	11.36%

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

During the fiscal years ended December 31, 2011 and December 31, 2010, the Company engaged in the following transactions with a related person:

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

Audit  Fees

The aggregate fees billed for each of the last three fiscal years for professional services rendered by the principal accountant for our audit of annual consolidated financial statements and reviews of our interim consolidated financial statements included in our Form 10-Q and Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010  $7,500

2011  $8,000

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

     March 19, 2012 Item 3.02, Unregistered Sales of Equity Securities

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

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 28 day of March, 2012.

Broadleaf Capital Partners, Inc.

/s/ J. Michael King
Interim President/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael King	Interim President/ CFO,	March 28, 2012
J. Michael King

/s/Donna Steward	Director	March 28, 2012
Donna Steward

/s/ Charles Snipes	Director	March 28, 2012
Charles Snipes

/s/ Robert McCoy	Director	March 28, 2012
Robert McCoy