Form 10-Q
period 2012-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2012-05-21
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012 the registrant had 174,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS	3/31/2012	12/31/2011
	Unaudited	Audited
CURRENT ASSETS
Cash	$290,191	$11,957

Total Current Assets	290,191	11,957

FIXED ASSETS, NET (Note2, 5)	0	0

OTHER ASSETS - Investments in limited partnerships -	0	24,967
(Note 2,4,8,9)
TOTAL ASSETS	$290,191	$36,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$0	$53,056
Accrued expenses	77,331	116,231
Accrued interest	36,839	212,949
Judgments payable	0	39,372
Notes payable - current portion (Note 7)	73,371	660,801

Total Current Liabilities	187,541	1,082,409

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0

Total Liabilities	187,541	1,082,409

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding 3/31/2012 167,097,674
shares issued and outstanding 12/31/2011 144,419,925
Total Common Shares issued and outstanding, respectively	167,098	144,420
Additional paid-in capital	14,106,507	13,921,959
Stock Redemption Receivable	7,000	0
Accumulated deficit	(14,177,955)	(15,111,864)

Total Stockholders' Equity (Deficit)	102,650	(1,045,485)

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$290,191	$36,924
“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		03/31/12	12/31/11

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$0	$24,957

TOTAL INVESTMENTS					$0	$24,957

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows. This investment
This was sold During February, 2012.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended
	3/31/2012	3/31/2011
	Unaudited	Unaudited

REVENUES	$633	$1,899

EXPENSES

General and administrative	62,354	19,428
Depreciation (Note 5)	0	0

Total Expenses	62,354	19,428

NET INVESTMENT INCOME(LOSS)	(61,721)	(17,529)

OTHER INCOME (EXPENSE)

Interest income	0	15
Realized Gain on Sale of Investment	947,427	0
Debt Forgiveness	53,056	0
Interest expense	(4,854)	(9,644)

Total Other Income (Expense)	995,629	(9,629)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	933,908	(27,158)

Income taxes (Note 2)	0	0

NET INCOME (LOSS)	933,908	(27,158)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	0.006	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	151,979,175	143,753,258

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three Months Ended

	3/31/2012	3/31/2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$933,909	$(27,158)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	14,000	10,000

(Increase) decrease in other assets	0	0
(Increase) decrease in accounts receivable	0	0
Increase (decrease) in accounts payable	(53,056)	0
Increase (decrease) in Accrued Interest	(176,110)	9,644
Increase (decrease) in Accrued Expenses	(38,900)	(21,250)
Increase (decrease) in Judgments Payable	(39,372)	0

Net Cash Used in Operating Activities	640,471	(28,764)

CASH FLOWS FROM INVESTING ACTIVITIES

Interest expense paid from common stock issuance	200,226	0
Sale of investments	24,967	0

Net Cash Provided (Used) in Investing Activities	225,193	0

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on Notes Payable	(587,430)	20,000
Net Proceeds from borrowings	0	0

Net Cash Provided by Financing Activities	$(587,430)	$20,000

NET DECREASE IN CASH	$278,234	$(8,764)

CASH, BEGINNING OF PERIOD	11,957	41,480

CASH, END OF PERIOD
	$290,191	$32,716

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
For the Three Months Ended

	3/31/2012	3/31/2011
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$200,226	$0
Common stock issued for services	$14,000	$10,000
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0
Common stock issued for settlements	$0	$0

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

From December 2000 through 2006 the Company did not have a permanent President but was run by interim President Robert A. Braner who was also Chairman of the Board during the same time. The Company has since hired a new interim President Michael King and restored its normal management structure.

In February 2012 the Company sold its holdings in Canyon Shadows LP. Since this was the Company’s last investment holding it is currently actively seeking new business opportunities with the cash available after retiring older debt held by the Company. The parent Company is currently operating and not its subsidiaries which are currently inactive and being held for future ventures.

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the quarters ended March 31, 2012 and March 31, 2011:

	03/31/12	03/31/11

Net Income (Loss)	$933,909	$(27,158)

Weighted-average common shares outstanding basic:

Weighted-average common stock	151,979,175	143,753,258
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- diluted	151,979,175	143,753,258

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

Currently the Company has projected $14,401,359 as of December 31, 2011 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2012 and 2019.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	03/31/12	03/31/11

Deferred tax assets:
Beginning NOL Carryover	14,401,359	14,334,050

Adjusted Taxable Income(loss)	933,909	(27,158)

Valuation allowance	0	0

Ending NOL Carryover	13,467,450	14,361,208

Tax Benefit Carryforward	4,713,608	5,026,423

Valuation allowance	(4,713,608)	(5,026,423)

Net deferred tax asset	0	0

Net Allowance	4,713,608	5,026,423

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,713,608 at March 31, 2012 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $14,177,955 as March 31, 2012. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at March 31, 2012 was $102,650, and its current assets exceeded its current liabilities by only $102,650 on March 31, 2012. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

These  factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. The ability of the Company to continue  as a  going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable and to create operations that contribute capital from normal operations. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations.

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

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

On May 26, 2003 the Company entered into a Memorandum of Understanding with an individual whereby the Company is to organize a subsidiary and sell a 21% interest in the subsidiary to the individual for $200,000. Immediately thereafter, the Company would transfer the control of the Canyon Shadows LP to the new subsidiary.  Thereafter, the individual is to  be  entitled  to  21%  of the quarterly distributions  from  Canyon  Shadows LP or $5,000 whichever  is  greater.   As of December 31, 2004, the individual had their investment reclassified as a note payable secured against the property with the same income provisions.  The Company has been accruing payments to the individual totaling 21% of the Company's monthly distribution from the Canyon Shadows investment. As of February 2012 the Company sold its only major asset Canyon Shadows Limited Partnership creating a small amount of cash reserves and eliminating old debt including the $200,000 21%  investment note on the Company balance sheet. However, the Company currently has no active revenue producing operations.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	03/31/12	03/31/11

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

Most Fixed Assets were retired during the reduction of operations in 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships on rare occasions and none this quarter.  The Company received a $30,000 loan from director Donna Steward in 2004 as stated in note 7 which was repaid in February 2012 upon sale of the Canyon Shadows LP.  Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	03/31/12	12/31/11

Peacock Settlement Note of 2008 resettled three existing notes as stated on November 26, 2008 with a simple interest rate
with a simple interest rate of 3% per annum. Note holder
has right on 30 days written notice to demand stock totaling no more than 9.9% of total outstanding shares current and
not allowing cumulative total to exceed 30% adjusting with
new issuanced for dilutive purposes.	$0	$357,430

Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
are currently in default.	10,383	10,383

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market
of the five previous trading days of the conversion request.	0	30,000

Convertible note payable, accrues with an interest at a Rate
of 6.0% per annum, two-year term. Currently in default.	42,988	42,988

Short term unsecured working capital demand notes, with
stated interest rate of 10%. Reclassified back into notes
payable after the Company confirmed status during the last
fiscal audit of the 2010 year-end.	20,000	0

Virginia Roberts investment was originally stated as Minority
Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment
and entitled note holder to 21% if Investment distributions
at no less than $5,000 per quarter.	0	200,000

Total Notes Payable	73,371	640,801

Less Current Portion	73,371	640,801

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.
Accrued interest on these notes totaled:	$4,854	$194,020

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a. General Partner Obligations

The Company  had served  as  general   partner  in  several  real  estate development partnerships until 2005 when they reduced their position to one partnership (Canyon Shadows) of which they became a limited partner during the 2005 refinance of the project . The Company  may  no longer be held liable for certain liabilities, as this obligation was terminated with the sale of Canyon Shadows LP in February 2012.

b. Stock Escrow and Security Agreement

In 2004 and 2005, the Company entered into a Stock  Escrow and Security Agreement  with  Angus  Holdings,  LLC ("Angus") and Douglas Morgan whereby  the  Company borrowed funds under the terms of a convertible promissory note.  The Company still has $53,371 outstanding on its books as of December 31, 2010. Although the Company has not had request to convert these loans in many years and feels the statute of limitations has passed, they have kept reserve liabilities open in the event some settlement is eventually reached. Currently, there is no stock being held in escrow.

c. Litigation

At  March  31,  2012,  the  Company  paid in full a judgment dating back to 2002, when a  former  employee  received  a  legal  judgment against the Company  totaling  $20,110.  At December 31, 2003, this  liability  is recorded at the settled  amount  plus  accrued  interest imputed at 8% annually for a total liability of $23,021. This amount was adjusted for another judgment which was then being recorded  as accounts payable of  December 31, 2004.  During 2007, there was a partial payment of the settlement of the combined balance and $39,372 is no longer on the Company books at March 31, 2012.

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

NOTE 9 -INVESTMENTS AND INVESTMENT VALUATION (Continued)

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

Significant judgment may be required from time to time to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability based on the weight of the evidence. When the market has become less active or is no longer active, there is an increased likelihood of distressed or forced transactions underlying market transactions. Therefore, quoted prices become less reliable indicators of fair value. In circumstances where there has been a significant decrease in the volume and level of activity for an asset or an liability in relation to normal market activity, additional steps should be taken by the Company to determine whether other valuation techniques and inputs are needed to meet the objective of a fair value measurement. However, in many cases, our availability of relevant observable inputs to determine the fair value of a liability may be limited or unavailable. In such cases the Company will employ any valuation method which provides a suitable market value as determined by the Company which may include;

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

The Company currently is no longer holding any investments at March 31, 2012.

NOTE 11 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	03/31/12	03/31/11

Net Income(Loss)	$933,909	$(27,158)

Net Investment Value End of Period	$102,650	$(987,907)
Weighted-average common shares outstanding basic:	151,979,175	143,753,258

Beginning of period Net Asset Value	(0.007)	(0.007)
Income from Net Investment operations Income(Loss)
	0.000	0.000
Net Losses Investments (realized & unrealized)	0.007	-

Total from investment operations	0.007	0.000

Other Increases(Decreases)	(0.000)	(0.000)

End of period Net Asset Value	(0.000)	(0.007)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

OVERVIEW

Broadleaf  Capital  Partners,  Inc.,  a  Nevada  corporation   (the   Company), incorporated  February  1984,  has  continued  with its restructuring and plans expansion  through  the ongoing development of its  available  operations,  and other business opportunities.  The Company is a publicly traded diversified investment   holding   company that is currently looking for new opportunities to fund it’s operations into the future.

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

INVESTMENT HISTORY

Canyon Shadows Apartments

The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received  a $975,000 loan that converted to a grant from the City of Riverside for the purpose  of  acquisition and rehabilitation and, in 1996, the Company was awarded $2,200,000 in  Federal  Tax  Credits  for  the  project. In December 1996, the project was sold to a tax credit partnership in which the Company retained a $905,000 capital account, as well as a 1% interest as a general partner for which it is entitled to receive a management fee and 75.9% of the project cash flow. During 2005 during a refinancing of the project the Company received distributions used to reduce debts and changed its interest from developer general partner to limited partner reducing both income and liability exposure. During February 2012 the Company sold this investment and retired a substantial portion of debt that been carried since 2004.

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

		For the Three Months Ended
		03/31/12	03/31/11

	Revenues	$633	$1,899

1)	Officer Wages	4,500	4,500
	Wages	0	0
2)	Professional Fees	56,500	13,500
3)	Administrative	1,353	1,428

4)	Interest expense	(4,854)	(9,644)
5)	Debt Forgiveness	53,056	0
6)	Realized Gain on Investment	947,427	0
	Other Income(Expense)	0	15

	NET INCOME(LOSS)	$933,909	$(27,158)

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with the Company’s public filings processes as well for occasional external help with day-to-day operations, as the Company has not hired its permanent accounting or legal staff. Additional Consulting fees on reviewing potential merger candidates.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
Administrative expenses incurred in the day to day operations of the Company.
4)	Interest accrued on notes payable.
5)	Settlement of old accounts payable dating back to 2004.
6)	Realized gain on sale of Canyon Shadows limited partnership.

 Results of Operations 2012-2011

Analysis of the calendar quarters ended March 31, 2012 and 2011.

           For the three months ended March 31, 2012, revenues were approximately $633 compared to $1,899 for the three months ended March 31, 2011, decreasing by $1,266 as the result of the sale of our only income producing asset in February 2012.

           G&A expense increased to $62,354 for the three months ended March 31, 2012 from $19,428 for the three months ended March 31, 2011, an increase of $42,926. The increases in G&A were caused by new due diligence consulting fees on potential M&A candidates as well as verify past tax NOL information. Additionally there were higher transfer agent fees in this quarter.

            Other expenses increased to a net income of $995,629 for the three months ended March 31, 2012 from a net expense of $9,629 for the three months ended March 31, 2011, resulting in an income increase of $1,005,258. The gain on the sale of the Canyon Shadows investment was $947,427 and there was an aggravated account payable settled creating additional debt forgiveness income of $53,056.

            Net Income (Loss) increased to $933,909 for the three months ended March 31, 2012 from a net loss of $27,158 for the three months ended March 31, 2011, an increase of $961,067. The increase was mostly related to realized gain on investment noted above. The G&A expense increase of increased consulting to help look for new business opportunities was the only real change decreasing  net income for this period.

Liquidity and Capital Resources

On March 31, 2012 we had cash and cash equivalents totaling $290,191. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

The Company was continually restructured during the 2004 through 2011 time period. The subsequent operations of the Company today is now at a level that can be funded into the short term future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2011 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2012, based on such criteria.

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

                                    PART II

ITEM 1.    LEGAL PROCEEDINGS

The Company currently has no open or pending legal proceedings. In addition management is unaware of any pending situations that could eventually lead to legal proceedings. All prior legal proceedings have been settled  and the Company currently still has small liabilities  outstanding with the total amounts due recorded as liabilities in the included financial statements.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $14,177,955 as of March 31, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of March 31, 2012, we had cash and cash equivalents of $290,191.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2012 through March 31 2012 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

●
On March 2, 2012 we issued 1,500,000 shares of restricted common stock to Donna Steward, 4,500,000 shares of restricted common stock to J. Michael King, 1,000,000 shares of restricted common stock to John Dolkart for services performed. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

●
On March 12, 2012 we issued 6,052,949 shares of common stock to Upton Development Corp in settlement in full of a judgment against the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

●
On March 12, 2012 we issued 5,000,000 shares of common stock to Steven R. Peacock, 6,000,000 shares of common stock to Virginia L. Roberts Trust, and 5,625,000 shares of restricted common stock to Donna Steward in settlement in full of interest accruing on notes from these individuals to the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

●
On April 4, 2012 we canceled 1,750,000 shares of restricted common stock to Frank M. Webb, 1,750,000 shares of restricted common stock to Canyon Investments, 1,750,000 shares of restricted common stock to Donna Steward, and 1,750,000 shares of restricted common stock to Charles Snipes, in order to comply with SEC regulations for stock previously issued for Directors fees.

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

            March 9, 2012 Item 3. Unregistered Sales of Equity Securities

EXHIBIT
NO.               DESCRIPTION

                  ARTICLES OF INCORPORATION AND BY-LAWS

3(i)        *     Articles of Incorporation as amended

3(vi)       *     Bylaws

                  CERTIFICATIONS

31.1              Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15 day of May  2012.

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

Signature                           Title                    Date

/s/ J. Michael King          Interim President/ CFO,  May 15, 2012
---------------------
   J. Michael King

/s/Donna Steward              Director                          May 15, 2012
-----------------
   Donna Steward

/s/ Charles Snipes            Director                            May 15, 2012
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                            May 15, 2012
-------------------
    Robert McCoy