Form 10-Q
period 2012-06-30
BROADLEAF CAPITAL PARTNERS INC
filed 2012-08-06
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of July 31, 2012 the registrant had 165,850,224 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS	6/30/2012	12/31/2011
	Unaudited	Audited
CURRENT ASSETS
Cash	$216,036	$11,957
Accounts Receivable (Note 2)	1,126	0
Inventory (Note 2)	33,843	0

Total Current Assets	251,005	11,957

FIXED ASSETS, NET (Note2, 5)	0	0

OTHER ASSETS - Investments in limited partnerships -	0	24,967
(Note 2,4,8,9)
TOTAL ASSETS	$251,005	$36,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$12,332	$53,056
Accrued expenses	74,331	116,231
Accrued interest	15,332	212,949
Judgments payable	0	39,372
Notes payable - current portion (Note 7)	30,383	660,801

Total Current Liabilities	132,378	1,082,409

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0

Total Liabilities	132,378	1,082,409

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding 6/30/2011 167,097,874
shares issued and outstanding 12/31/2010 144,419,925
Total Common Shares issued and outstanding, respectively	167,098	144,420
Additional paid-in capital	14,106,507	13,921,959
Accumulated deficit	(14,154,978)	(15,111,864)

Total Stockholders' Equity (Deficit)	118,627	(1,045,485)

TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)	$251,005	$36,924

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		06/30/12	12/31/11

Canyon Shadows	Real Estate	1%	$ 1,131,961	(a)	$ 0	$24,957

TOTAL INVESTMENTS					$ 0	$24,957

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows. This investment

This was sold During February, 2012.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Six Months Ended		For the Three Months Ended
	6/30/2012	6/30/2011	3/31/2012	3/31/2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$8,454	$3,798	$7,821	$1,899

COST OF SALES	4,605	0	4,605	0

GROSS PROFIT	3,849	3,798	3,216	1,899

OTHER EXPENSES

General and administrative	105,417	29,105	43,063	9,676
Depreciation (Note 5)	0	0	0	0

Total Other Expenses	105,417	29,105	43,063	9,676

NET INVESTMENT INCOME(LOSS)	(101,568)	(25,307)	(39,847)	(7,777)

OTHER INCOME (EXPENSE)

Interest income	0	17	0	1
Realized Gain on Sale of Investment	927,318	0	0	0
Debt Forgiveness	138,304	0	65,139	0
Interest expense	(7,168)	(19,288)	(2,314)	(9,644)

Total Other Income (Expense)	1,058,454	(19,271)	62,825	(9,643)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	956,886	(44,578)	22,978	(17,420)

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	956,886	(44,578)	22,978	(17,420)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	0.006	(0.000)	0.000	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	159,538,424	143,753,258	167,097,874	144,419,925

 "The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six Months Ended
	6/30/2012	6/30/2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$956,886	$(44,578)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	7,000	10,000
Gain on sale of investment	(927,318)
Forgiveness of debt	(138,304)

(Increase) decrease in accounts receivable	(1,126)	0
(Increase) decrease in inventory	(33,843)	0
Increase (decrease) in accounts payable	12,332	0
Increase (decrease) in Accrued Interest	5,431	19,288
Increase (decrease) in Accrued Expenses	(41,900)	(29,377)

Net Cash Used in Operating Activities	(160,842)	(44,667)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investment	952,351	0

Net Cash Provided (Used) in Investing Activities	952,351	0

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on Notes Payable	(587,430)	0
Reclassification of Note Payable	0	20,000
Net Proceeds from borrowings	0	0

Net Cash Provided by Financing Activities	$(587,430)	$20,000

NET DECREASE IN CASH	$204,079	$(24,667)

CASH, BEGINNING OF PERIOD	11,957	41,480

CASH, END OF PERIOD
	$216,036	$16,813

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
 Consolidated Statements of Cash Flows (Continued)

	For the Six Months Ended
	6/30/2012	6/30/2011
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and accrued interest	$180,964	$0
Common stock issued for services	$7,000	$10,000
Foregiveness of debts included as income	$138,304	$0
Common stock issued for judgement settlements	$19,262	$0

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011
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
As of June 30, 2012 and 2011

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

In February 2012 the Company sold its holdings in Canyon Shadows LP. Since this was the Company’s last investment holding it is currently actively seeking new business opportunities with the cash available after retiring older debt held by the Company. On May 12, 2012 the Company formed Pipeline Nutrition, Inc. with its focus on internet sales in the personal health, nutrition and fitness markets. The Company maintains a controlling 51% interest in the subsidiary with the remaining 49% ownership being held by subsidiary management.

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

Principles of Consolidation:

The  consolidated  financial  statements  include  those  of  Broadleaf Capital  Partners,  Inc.,  a  Nevada corporation, and its  wholly-owned subsidiaries, Peacock Real Estate  Development Corporation (California) (PREDC),  Peacock  International Corporation  (Bahamas)  (PIC),  DotCom Ventures, LLC (DotCom),  Peacock  Sports,  Inc.  (PSI), Silverleaf Venture Fund. LLC (SVF), Broadleaf Asset Management (BAM), Broadleaf Financial Services (BFS),  and  Brand Asset Management  (Brand). They also include the majority owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (80%), Orange County Soccer Development  Corporation (Orange) (85%), Riverside County Soccer Development Corporation  (Riverside)  (53%),   iNet  Partners, Inc. (iNet)  (51%) and Pipeline Nutrition, Inc. (pipeline) (51%).  All  significant intercompany accounts and transactions have been eliminated.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011

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

Accounts Receivable:

An allowance for uncollectible accounts receivable is established by charges to operations for amounts required to maintain an adequate allowance, in management's judgment, to cover anticipated losses from customer accounts and sales returns. Such accounts are charged to the allowance when collection appears doubtful. Any subsequent recoveries are credited to the allowance account.

Inventory:

Inventory includes purchased products for resale and is stated at the specific items cost or market value if lower. Provisions, when required, will be made to reduce excess and expired inventory to its estimated net realizable value. Inventory consists of the following:

	06/30/2012	12/31/2011

Raw Materials	$0	$0
Finished goods	33,843	0

Total inventory	$33,843	$0

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
As of June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other-Than-Temporary Impairment:

All of our non-marketable and other investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The indicators that we use to identify those events and circumstances include:

●	the investee’s revenue and earnings trends relative to predefined milestones and overall business prospects;
●
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

●	the general market conditions in the investee’s industry or geographic area, including regulatory or economic changes;
●	factors related to the investee’s ability to remain in business, such as the investee’s liquidity, debt ratios, and the rate at which the investee is using its cash; and
●
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
As of June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the six months ended June 30, 2012 and June 30, 2011:

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	6/30/2012	6/30/2011

Net Income (Loss)	$956,886	$(44,578)

Weighted-average common shares outstanding basic:

Weighted-average common stock	159,538,424	143,753,258
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- diluted	159,538,424	143,753,258

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax  assets  consist  of  the  following  components as of

	6/30/2012	6/30/2011

Deferred tax assets:
Beginning NOL Carryover	14,401,359	14,334,050

Adjusted Taxable Income(loss)	956,886	(44,578)

Valuation allowance	0	0

Ending NOL Carryover	13,444,473	14,378,628

Tax Benefit Carryforward	4,571,121	5,032,520

Valuation allowance	-4,571,121	(5,032,520)

Net deferred tax asset	0	0

Net Valuation Allowance	4,571,121	5,001,315

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,571,121 at June 30, 2012 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $14,154,978 as June 30, 2012. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at June 30, 2012 was $118,627, and its current assets exceeded its current liabilities by only $118,627 on June 30, 2012. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011

NOTE 3 - GOING CONCERN (Continued)

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

On May 26, 2003 the Company entered into a Memorandum of Understanding with an individual whereby the Company is to organize a subsidiary and sell a 21% interest in the subsidiary to the individual for $200,000. Immediately thereafter, the Company would transfer the control of the Canyon Shadows LP to the new subsidiary.  Thereafter, the individual is to  be  entitled  to  21%  of the quarterly distributions  from  Canyon  Shadows LP or $5,000 whichever  is  greater.   As of December 31, 2004, the individual had their investment reclassified as a note payable secured against the property with the same income provisions.  The Company has been accruing payments to the individual totaling 21% of the Company's monthly distribution from the Canyon Shadows investment. As of February 2012 the Company sold its only major asset Canyon Shadows Limited Partnership creating a small amount of cash reserves and eliminating most of its outstanding liabilities.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	6/30/2012	12/31/2011

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

Most Fixed Assets were retired during the reduction of operations in 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships on rare occasions and none this quarter.  The Company received a $30,000 loan from director Donna Steward in 2004 as stated in note 7 which was repaid in February 2012 upon sale of  Canyon Shadows LP.  Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space. The Company currently has a secured loan of $125,000 for working capital with its subsidiary Pipeline which was eliminated during the intercompany consolidation.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	6/30/2012	12/31/2011

Peacock Settlement Note of 2008 resettled three existing notes as stated on November 26, 2008 with a simple interest rate with a simple interest rate of 3% per annum. Note holder has right on 30 days written notice to demand stock totalingno more than 9.9% of total outstanding shares current and not allowing cumulative total to exceed 30% adjusting with new issuanced for dilutive purposes.	$0	$357,430

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debenturesare currently in default.	10,383	10,383

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market of the five previous trading days of the conversion request.	0	30,000

Convertible note payable, accrues with an interest at a Rate of 6.0% per annum, two-year term.	0	42,988

Short term unsecured working capital demand notes, with stated interest rate of 10%. Reclassified back into notes payable after the Company confirmed status during the last fiscal audit of the 2010 year-end.	20,000	0

Virginia Roberts investment was originally stated as Minority Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment and entitled note holder to 21% if Investment distributionsat no less than $5,000 per quarter.	0	200,000

Total Notes Payable	30,383	640,801

Less Current Portion	30,383	640,801

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:

All are classified as short term by the Company. During these periods, the Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements. Accrued interest on these notes totaled:	$15,332	$212,949

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011
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

b. Stock Escrow and Security Agreement

In 2004 and 2005, the Company entered into a Stock  Escrow and Security Agreement  with  Angus  Holdings,  LLC ("Angus") and Douglas Morgan whereby  the  Company borrowed funds under the terms of a convertible promissory note.  Angus has recently confirmed that they have no balance due from the Company and the entire balance has been recaptured as debt forgiveness in the current quarter. The Company still has $10,383 outstanding on its books as of June 30, 2012. Although the Company has not had request to convert these loans in many years and feels the statute of limitations has passed, they have kept reserve liabilities open in the event some settlement is eventually reached. Currently, there is no stock being held in escrow.

c. Litigation

At  March  31,  2012,  the  Company  paid in full a judgment dating back to 2002, when a  former  employee  received  a  legal  judgment against the Company  totaling  $20,110.  At December 31, 2003, this  liability  is recorded at the settled  amount  plus  accrued  interest imputed at 8% annually for a total liability of $23,021. This amount was adjusted for another judgment which was then being recorded  as accounts payable of  December 31, 2004.  During 2007, there was a partial payment of the settlement, and the combined balance of $39,372 was settled during the quarter ending March 31, 2012, eliminating the liability on the Company’s books.

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

The Company currently is no longer holding any investments at June 30, 2012.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of June 30, 2012 and 2011
NOTE 10 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	6/30/2012	6/30/2011

Net Income(Loss)	$956,886	$(44,578)

Net Investment Value End of Period	$118,627	$(1,005,327)
Weighted-average common shares outstanding basic:	159,538,424	143,753,258

Beginning of period Net Asset Value	(0.007)	(0.008)
Income from Net Investment operations Income(Loss)
	0.000	(0.000)
Net Income(Loss) Investments (realized & unrealized)	0.007	0.000

Total from investment operations	0.000	(0.008)

Other Increases(Decreases)	0.000	(0.000)

End of period Net Asset Value	0.000	(0.008)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

		For the Six Months Ended
		6/30/2012	6/30/2011

	Revenues	$8,454	$3,798

1)	Cost of Sales	4,605	0
2)	Officer Wages	4,500	9,000
	Wages	0	0
3)	Professional Fees	71,040	17,000
4)	Administrative	27,507	3,105
	Royalties	2,370	0

5)	Interest expense	(7,168)	(19,288)
6)	Debt Forgiveness	138,304	0
7)	Realized Gain on Investment	927,318	0
	Other Income(Expense)	0	17

	NET INCOME(LOSS)	$956,886	$(44,578)

1)	Cost of product sold through it's start up subsidiary Pipeline Nutritian
2)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
3)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with the Company’s public filings processes as well for occasional external help with day-to-day operations, as the Company has not hired its permanent accounting or legal staff. Additional Consulting fees on reviewing potential merger candidates.
4)	All Other expenses include travel, entertainment, supplies, postage and other General &
Administrative expenses incurred in the day to day operations of the Company.
5)	Interest accrued on notes payable.
6)	Settlement of old liabilities dating back to 2004.
7)	Realized gain on sale of Canyon Shadows limited partnership.

 Results of Operations 2012-2011

Analysis of the six months ended June 30, 2012 and 2011.

Revenues

           For the six months ended June 30, 2012, revenues were approximately $8,454 compared to $3,798 for the six months ended June 30, 2011, increasing by $4,656. During this time investment income stopped as a result of the sale of the Canyon Shadows investment and the Company started recording sales from is subsidiary Pipeline Nutrition, Inc. which was $7,970 of the total revenues in 2012. There were no Pipeline Nutrition, Inc. revenues in 2011.

Cost of Goods Sold

          Cost of goods sold increased to $4,605 for the six months ended June 30, 2012 from $0 for the six months ended June 30, 2011, an increase of $4,605. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 58% of total net sales. There were no costs of goods sold during 2011.

G & A Expenses

          G&A expense increased to $105,417 for the six months ended June 30, 2012 from $29,105 for the six months ended June 30, 2011, an increase of $76,312. The increases in G&A were caused by heavy start up expenses for the start up subsidiary Pipeline Nutrition, Inc. which totaled $20,092 in 2012 and were zero in 2011. Additionally the company recorded increased professional fees of $57,040 from due diligence cost associated with reviewing potential investments during the period.

Other income and expenses

           Other items increased to a net income of $1,058,454 for the six months ended June 30, 2012 from a net expense of $19,271 for the six months ended June 30, 2011, resulting in a total net item increase of $1,077,725. The gain on the sale of the Canyon Shadows investment was $927,318 and there were liabilities settled creating additional debt forgiveness income of $138,304. Interest expense also increased during the period in 2012 to $7,168 from $19,288 for the six months ended June 30. 2011. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment.

Net income (loss)

           Net Income increased to $956,886 for the three months ended June 30, 2012 from a net loss of $44,578 for the six months ended June 30, 2011, an increase of $1,001,464. The increase was mostly related to realized gain on investment and debt forgiveness income noted above. The increased consulting in G&A expense and the Pipeline Nutrition subsidiary G&A were the only significant expense increases offsetting the additional income summarizes in net income for this period.

Analysis of the three months ended June 30, 2012 and 2011.

Revenues

           For the three months ended June 30, 2012, revenues were approximately $7,821 compared to $1,899 for the three months ended June 30, 2011, decreasing by a net of $5.922 as the result of the loss of income from the sale of our only income producing asset in February 2012 and the Company started recording sales from is subsidiary Pipeline Nutrition, Inc. which was $7,970 of the total revenues in 2012. There were no Pipeline Nutrition, Inc. revenues in 2011.

Cost of Goods Sold

          Cost of goods sold increased to $4,605 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011, an increase of $4,605. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 58% of total net sales. There were no costs of goods sold during 2011.

G & A Expenses

           G&A expense increased to $43,063 for the three months ended June 30, 2012 from $9,676 for the three months ended June 30, 2011, an increase of $33,387. The increases in G&A were caused by new due diligence consulting fees on potential M&A candidates as well as additional G&A expenses incurred with the start up subsidiary Pipeline Nutrition, Inc. which totaled $20,092 in 2012 and were zero in 2011.

Other income and expenses

            Other items increased to a net income of $62,825 for the three months ended June 30, 2012 from a net expense of $9,643 for the three months ended June 30, 2011, resulting in an income increase of $72,468. The majority of this change was debt forgiveness of old liabilities recorded on the Company books in the amount of $73,165 and a small decrease in interest expense as our debt reduction continues.

Net income (loss)

            Net Income increased to $22,978 for the three months ended June 30, 2012 from a net loss of $17,420 for the three months ended June 30, 2011, an increase of $40,398. The increase was mostly related debt forgiveness noted above. The G&A expense increase offset the debt forgiveness due to new G&A expenses associated with Pipeline Nutrition and consulting expense as noted above.

Liquidity and Capital Resources

On June 30, 2012 we had cash and cash equivalents totaling $216,036. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

The Company was continually restructured during the 2004 through 2011 time period. We anticipate seeking additional opportunities through potential acquisitions or investments. One such investment is our new start up subsidiary Pipeline Nutrition, Inc. started May 12, 2012 which has not yet generated a positive cash flow, but has already generated sales. This and other such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of June 30, 2012, based on such criteria.

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

●	The Company lacks personnel with the experience to properly analyze and record complex transactions in accordance with GAAP.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $14,154,978 as of June 30, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of June 30, 2012, we had cash and cash equivalents of $216,036.

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
7
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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2012 through July 31, 2012 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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

▪
On July 5, 2012, 1,247,450 shares of common stock were returned to the Company treasury after it was concluded financing done through Angus Capital in 2004 was completed with no additional shares due and these shares were issued in error.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

The following reports on Form 8-K’s were filed during the period covered during 2011 and 2012 including this reporting period on
Form 10-QSB:

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

*Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 2 day of August 2012.

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

Signature                           Title                                  Date

/s/ J. Michael King          Interim President/ CFO,  August 2, 2012
---------------------
   J. Michael King

/s/Donna Steward            Director                            August 2, 2012
-----------------
   Donna Steward

/s/ Charles Snipes            Director                            August 2, 2012
-------------------
    Charles Snipes

/s/ Robert McCoy            Director                            August 2, 2012
-------------------
    Robert McCoy