Form 10-Q
period 2012-09-30
BROADLEAF CAPITAL PARTNERS INC
filed 2012-11-06
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012 the registrant had 167,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	9/30/2012	12/31/2011
	Unaudited	Audited
CURRENT ASSETS
Cash	$144,506	$11,957
Accounts Receivable (Note 2)	0	0
Inventory (Note 2)	67,829	0
Other current assets	114	0
TOTAL CURRENT ASSETS	212,449	11,957

FIXED ASSETS, NET (Note2, 5)	0	0

OTHER ASSETS - Investments in limited partnerships -	0	24,967
(Note 2,4,8,9)
TOTAL ASSETS	$212,449	$36,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$13,993	$53,056
Accrued expenses	69,756	116,231
Accrued interest	15,910	212,949
Judgments payable	0	39,372
Notes payable - current portion (Note 7)	30,383	660,801
TOTAL CURRENT LIABILITIES	130,042	1,082,409

LONG-TERM DEBT - Notes payable - long term (Note 7)	0	0

TOTAL LIABILITIES	130,042	1,082,409

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding 9/30/2012 167,097,874
shares issued and outstanding 12/31/2011 144,419,925
Total Common Shares issued and outstanding, respectively	167,098	144,420
Additional paid-in capital	14,106,507	13,921,959
Accumulated deficit	(14,191,198)	(15,111,864)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	82,407	(1,045,485)

TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)	$212,449	$36,924

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

		Number
		Shares Owned	Original
Company	Business	or %	Cost		9/30/12	12/31/11

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$0	$24,957

TOTAL INVESTMENTS					$0	$24,957

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows. This investment This was sold During February, 2012.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$21,600	$25,715	$13,146	$21,917

COST OF SALES	17,317	0	12,712	0

GROSS PROFIT	4,283	25,715	434	21,917

OTHER EXPENSES

General and administrative	140,770	39,933	35,353	10,828
Depreciation (Note 5)	0	0	0	0

TOTAL OTHER EXPENSES	140,770	39,933	35,353	10,828

NET INVESTMENT INCOME(LOSS)	(136,487)	(14,218)	(34,919)	11,089

OTHER INCOME (EXPENSE)

Interest income	0	17	0	0
Realized Gain on Sale of Investment	927,318	0	0	0
Debt Forgiveness	138,304	0	0	0
Interest expense	(8,469)	(28,932)	(1,301)	(9,644)

TOTAL OTHER INCOME (EXPENSE)	1,057,153	(28,915)	(1,301)	(9,644)

INCOME (LOSS) FROM CONTINUING OPERARION BEFORE INCOME TAXES	920,666	(43,133)	(36,220)	1,445

Income taxes (Note 2)	0	0	0	0

NET INCOME (LOSS)	920,666	(43,133)	(36,220)	1,445

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share (Note 2)	0.006	(0.000)	0.000	0.000

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	162,058,174	143,975,481	167,097,874	144,419,925

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	9/30/2012	9/30/2011
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$920,666	$(43,133)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	7,000	10,000
Gain on sale of investment	(927,318)	0
Forgiveness of debt	(138,304)	0

(Increase) decrease in accounts receivable	0	0
(Increase) decrease in inventory	(67,829)	0
(Increase) decrease in other current assets	(114)	0
Increase (decrease) in accounts payable	13,993	0
Increase (decrease) in accrued interest	6,009	28,932
Increase (decrease) in judgements payable	0	(25,000)
Increase (decrease) in accrued expenses	(46,475)	(31,381)

NET CASH USED IN OPERATING ACTIVITIES	(232,372)	(60,582)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investment	952,351	0

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	952,351	0

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(587,430)	0
Reclassification of note payable	0	20,000
Net Proceeds from borrowings	0	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	$(587,430)	$20,000

NET DECREASE IN CASH	$132,549	$(40,582)

CASH, BEGINNING OF PERIOD	11,957	41,480

CASH, END OF PERIOD	$144,506	$898

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Six Months Ended
	9/30/2012	9/30/2011
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$2,459	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion of debts and accrued interest	$180,964	$0
Common stock issued for services	$7,000	$10,000
Foregiveness of debts included as income	$138,304	$0
Common stock issued for judgement settlements	$19,262	$0

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

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
As of September 30, 2012 and 2011

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
As of September 30, 2012 and 2011

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

	09/30/2012	12/31/2011

Raw Materials	$0	$0
Finished goods	67,829	0

Total inventory	$67,829	$0

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

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
As of September 30, 2012 and 2011

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 30, 2012 and September 30, 2011:

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	9/30/2012	9/30/2011

Net Income (Loss)	$920,666	$(43,133)

Weighted-average common shares outstanding basic:

Weighted-average common stock	162,058,174	167,097,874
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Basic & Diluted	162,058,174	167,097,874

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
As of September 30, 2012 and 2011

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	9/30/2012	9/30/2011

Deferred tax assets:
Beginning NOL Carryover	14,401,359	14,334,050

Adjusted Taxable Income(loss)	920,666	(43,133)

Valuation allowance	0	0

Ending NOL Carryover	13,480,693	14,377,183

Tax Benefit Carryforward	4,583,436	5,032,014

Valuation allowance	(4,583,436)	(5,032,014)

Net deferred tax asset	0	0

Net Valuation Allowance	(4,583,436)	(5,032,014)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,583,436 at September 30, 2012 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $14,194,198 as September 30, 2012. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at June 30, 2012 was $82,407, and its current assets exceeded its current liabilities by only $82,407 on June 30, 2012. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	9/30/2012	12/31/2011

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	9/30/2012	12/31/2011

Peacock Settlement Note of 2008 resettled three existing notes as stated on November 26, 2008 with a simple interest rate with a simple interest rate of 3% per annum. Note holder has right on 30 days written notice to demand stock totaling no more than 9.9% of total outstanding shares current and not allowing cumulative total to exceed 30% adjusting with new issuanced for dilutive purposes.	$0	$357,430

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debentures are currently in default.	10,383	10,383

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market of the five previous trading days of the conversion request.	0	30,000

Convertible note payable, accrues with an interest at a Rate of 6.0% per annum, two-year term. Currently in default.	0	42,988

Short term unsecured working capital demand notes, with stated interest rate of 10%. Reclassified back into notes payable after the Company confirmed status during the last fiscal audit of the 2010 year-end.	20,000	0

Virginia Roberts investment was originally stated as Minority Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment and entitled note holder to 21% if Investment distributions at no less than $5,000 per quarter.	0	200,000

Total Notes Payable	30,383	640,801

Less Current Portion	30,383	640,801

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.
Accrued interest on these notes totaled:	$15,910	$212,949

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

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
As of September 30, 2012 and 2011

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

The Company currently is no longer holding any investments at September 30, 2012.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of September 30, 2012 and 2011

NOTE 10 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	9/30/2012	9/30/2011

Net Income(Loss)	$920,666	$(43,433)

Net Investment Value End of Period	$82,407	$(1,005,327)
Weighted-average common shares outstanding basic:	162,058,174	143,975,481

Beginning of period Net Asset Value	(0.007)	0.007
Income from Net Investment operations Income(Loss)	0.000	0.000
Net Income(Loss) Investments (realized & unrealized)	0.007	-

Total from investment operations	0.000	0.000

Other Increases(Decreases)	0.000	(0.000)

End of period Net Asset Value	0.000	0.007

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

		For the nine months ended		For the three months ended
		9/30/2012	9/30/2011	9/30/2012	9/30/2011

	Revenues	$21,600	$25,715	$13,146	$21,917

1)	Cost of Sales	17,317	0	12,712	0
2)	Officer Wages	6,000	13,500	1,500	4,500
	Wages	0	0	0	0
3)	Professional Fees	88,285	20,500	17,245	3,500
4)	Administrative	44,115	5,933	16,342	2,829
	Royalty Expense	2,370	0	266	0

	Interest expense	(8,469)	(28,932)	(1,301)	(9,644)
5)	Debt Forgiveness	138,304	0	0	0
6)	Realized Gain on Investment	927,318	0	0	0
	Other Income(Expense)	0	17	0	1

	NET INCOME	$920,666	$(43,133)	$(36,220)	$1,445

1)	Cost of product sold through it's start up subsidiary Pipeline Nutritian
2)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
3)
Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with the Company’s public filings processes as well for occasional external help with day-to-day operations, as the Company has not hired its permanent accounting or legal staff. Additional Consulting fees on reviewing potential merger candidates.

4)	All Other expenses include travel, entertainment, supplies, postage and other General & Administrative expenses incurred in the day to day operations of the Company.
5)	Settlement of old liabilities dating back to 2004.
6)	Realized gain on sale of Canyon Shadows limited partnership.

 Results of Operations 2012-2011

Analysis of the nine months ended September 30, 2012 and 2011.

Revenues

           For the nine months ended September 30, 2012, revenues were approximately $21,600 compared to $25,715 for the nine months ended September 30, 2011, decreasing by $4,115. During this time investment income stopped as a result of the sale of the Canyon Shadows investment and the Company started recording sales from is subsidiary Pipeline Nutrition, Inc. which was $20,696 of the total revenues in 2012. There were no Pipeline Nutrition, Inc. revenues in 2011.

Cost of Goods Sold

          Cost of goods sold increased to $17,317 for the nine months ended September 30, 2012 from $0 for the nine months ended September 30, 2011, an increase of $17,317. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 83% of total net sales. There were no costs of goods sold during 2011.

G & A Expenses

          G&A expense increased to $140,770 for the nine months ended September 30, 2012 from $39,933 for the nine months ended September 30, 2011, an increase of $100,837. The increases in G&A were caused by heavy start up expenses for the start up subsidiary Pipeline Nutrition, Inc. which totaled $46,749 in 2012 and were zero in 2011. Additionally the company recorded increased professional fees of $88,285 from due diligence cost associated with reviewing potential investments during the period. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

           Other items increased to a net income of $1,057,153 for the nine months ended September 30, 2012 from a net expense of $28,915 for the nine months ended September 30, 2011, resulting in a total net item increase of $1,086,068. The gain on the sale of the Canyon Shadows investment was $927,318 and there were liabilities settled creating additional debt forgiveness income of $138,304. Interest expense also decreased during the period in 2012 to $8,469 from $28,932 for the nine months ended September 30. 2011. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment.

Net income (loss)

           Net Income increased to $920,666 for the nine months ended September 30, 2012 from a net loss of $43,133 for the nine months ended September 30, 2011, an increase of $963,799. The increase was mostly related to a realized gain on investment and debt forgiveness income noted above. The increased consulting in G&A expense and the Pipeline Nutrition subsidiary G&A were the only significant expense increases offsetting the additional income summarizes in net income for this period.

Analysis of the three months ended September 30, 2012 and 2011.

Revenues

           For the three months ended September 30, 2012, revenues were approximately $13,146 compared to $21,917 for the three months ended September 30, 2011, decreasing by a net of $8.771 as the result of the loss of income from the sale of our only income producing asset in February 2012 and the Company started recording sales from is subsidiary Pipeline Nutrition, Inc. which accounted for all of the total revenues in the third quarter of 2012. There were no Pipeline Nutrition, Inc. revenues in 2011.

Cost of Goods Sold

          Cost of goods sold increased to $12,712 for the three months ended September 30, 2012 from $0 for the three months ended September 30, 2011, an increase of $12,712. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 83% of total net sales. There were no costs of goods sold during 2011.

G & A Expenses

           G&A expense increased from $35,353 for the three months ended September 30, 2012 from $10,828 for the three months ended September 30, 2011, an increase of $24,525. The majority of increases in G&A in this quarter were caused the start up subsidiary Pipeline Nutrition, Inc. as it continued to increase its operations, which totaled $26,657 in 2012 and were zero in 2011.

Other income and expenses

            Other items increased to a net expense of $1,301 for the three months ended September 30, 2012 from a net expense of $9,644 for the three months ended September 30, 2011, resulting in an expense decrease of $8,343. This change was caused by a small decrease in interest expense as our debt reduction continues.

Net income (loss)

            Net loss increased to $36,220 for the three months ended September 30, 2012 from a net income of $1,445 for the three months ended September 30, 2011, an increase of $37,665. The increase was mostly related to the G&A expense increases noted above associated with Pipeline Nutrition.

Liquidity and Capital Resources

On September 30, 2012 we had cash and cash equivalents totaling $144,506. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2012, based on such criteria.

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

RISKS RELATED TO OUR BUSINESS DURING SLOW ECONOMIC ACTIVITY.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

Since inception, we have generated an accumulated deficit of $14,191,198 as of September 30, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of September 30, 2012, we had cash and cash equivalents of $144,506.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2012 through September 30, 2012 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 1 day of November 2012.

Broadleaf Capital Partners, Inc.

/s/ J. Michael King
Interim President/CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael King	Interim President/ CFO,	November 1, 2012

J. Michael King

/s/Donna Steward	Director	November1, 2012

Donna Steward

/s/ Charles Snipes	Director	November1, 2012

Charles Snipes

/s/ Robert McCoy	Director	November 1, 2012

Robert McCoy