Form 10-K
period 2012-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2013-03-28
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
(702) 650-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.001 par value	Over-the-Counter

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $501,293 as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 23, 2013, the registrant had 167,097,874 shares of Common Stock outstanding.

PART I

ITEM  1.    DESCRIPTION OF BUSINESS

OVERVIEW

Broadleaf  Capital  Partners,  Inc.,  a  Nevada  corporation   (the   Company), incorporated  February  1984,  has  continued  with its restructuring and plans expansion  through  the ongoing development of its  available  operations,  and other business opportunities.  The Company is a publicly traded diversified investment   holding   company that recently divested its interest in its sole investment, Canyon Shadows Apartments and continues to operate looking for new potential investments. The Company has started a subsidiary Pipeline Nutrition USA, Inc. in the second quarter of 2013. With a target market for endurance sports liquid nutritional supplements, the company has created its own unique brand to capture its share of the 3 billion dollar a year nutritional supplement market. Additionally the company is actively seeking new business opportunities to invest in that are cash flow positive and could benefit from exposure to the Companies public markets.

 BUSINESS STRATEGY

The Company continually seeks and evaluates investment opportunities that have the potential of earning reasonable returns. The Company has in the past, and may  again  in the future,  raise  capital  specifically  for  the  purpose  of permitting it  to  make  an investment that the company believes is attractive. The services of Corporate Strategy Consultants have been retained as well, to aid the Board in development and implementation of growth prospects The Company is currently  incorporating these new investment opportunities as subsidiaries which can grow under the public parent and eventually be spun off as their own independently traded public companies . This is all with the aim of conservative growth during slow economic times - through slightly-levered transactions built on a strong equity base.

The Company also continues to look to create shareholder value through joint-ventures with for one or more members of the Private Equity or Venture Capital Communities or a Merchant Bank. in the creation of liquid exit strategies for their portfolio interests as they are acquired. Identifying  and  developing  each  new business opportunity  may  require  the Company  to  dedicate  certain  amounts  of   financial  resources,  management attention, and personnel, with no assurance that  these  expenditures  will  be recouped.  Similarly,  the  selection  of  companies will depend upon a determination of whether  a company offers a viable business plan, an acceptable  likelihood  of success, and future profitability involves inherent risk and uncertainty.

INVESTMENT HISTORY

Canyon Shadows Apartments

The Company acquired a 120-unit apartment complex in April 1995 for $875,000. The Company received  a $975,000 loan that converted to a grant from the City of Riverside for the purpose  of  acquisition and rehabilitation and, in 1996, the Company was awarded $2,200,000 in  Federal  Tax  Credits  for  the  project. In December 1996, the project was sold to a tax credit partnership in which the Company retained a $905,000 capital account, as well as a 1% interest as a general partner for which it is entitled to receive a management fee and 75.9% of the project cash flow. During 2005 during a refinancing of the project the Company received distributions used to reduce debts and changed its interest from developer general partner to limited partner reducing both income and liability exposure. This investment was sold during the first quarter of 2012.

Pipeline Nutrition USA, Inc.

This start up subsidiary in the sports and nutritional product supplements market and has managed to generate sales in year one, while developing its own proprietary formulas for use in their products. The company has developed a working inventory and continues to expand its distribution network for future growth.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $14,259,936 as of December 31, 2012. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of December 31, 2012, we had cash and cash equivalents of $107,627.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended December 30, 2012 and December 31, 2011. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will lose your investment.

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

The common stock of the Company is quoted on the OTC Bulletin Board.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2012 through December 31, 2011. The over-the- counter market quotations may reflect inter-dealer  prices, without retail market-up,  markdown  or commission and may not represent actual  transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

	Year Ended December 31, 2011
	High	Low

Quarter 1	0.016	0.001
Quarter 2	0.005	0.001
Quarter 3	0.010	0.001
Quarter 4	0.009	0.004

	Year Ended December 31, 2012
	High	Low

Quarter 1	0.008	0.002
Quarter 2	0.008	0.002
Quarter 3	0.005	0.001
Quarter 4	0.005	0.000

 RECORD HOLDERS

There is only one class of common stock.  As of December 31, 2012, there were approximately 3,500 shareholders of record for the Company's common stock and a total of 167,097,874 shares of common stock issued and outstanding as of March 23, 2013.

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

 RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2012 through December 31 2012 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

▪
On March  2, 2012 we issued 6,052,949 shares of common stock to Upton Development Corp. as interest payments in lieu of cash on notes owed by the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On March 12, 2012 we issued 5,000,000 shares of common stock to Steven R. Peacock as interest payments in lieu of cash on notes owed by the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On March 12, 2012 we issued 6,000,000 shares of common stock to Virginia L. Roberts Trust as interest payments in lieu of cash on notes owed by the Company. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

▪
On March 12, 2012 we issued 5,625,000 shares of common stock to Donna Steward as financial consulting compensation for her non board services. This issuance was intended to be exempt from the registration requirements pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated under Regulation D.

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

		For the years ended
		12/31/2012	12/31/2011

	Revenues	$31,744	$7,600

1)	Cost of Sales	24,471	0
2)	Officer Wages	9,000	9,000
	Wages	0	0
3)	Professional Fees	94,531	24,000
4)	Administrative	104,926	20,777
	Royalties	2,754	0

	Interest expense	(9,690)	(38,576)
5)	Debt Forgiveness	138,238	0
6)	Realized Gain on Investment	927,318	0
	Other Income(Expense)	0	17

	NET INCOME	$851,928	$(84,736)

1)	Cost of product sold through it's start up subsidiary Pipeline Nutritian
2)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
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

 Results of Operations 2012-2011

Analysis of the calendar years ended December 31, 2012 through calendar years ended December 31, 2011.

Revenues

For the year ended December 31, 2012, revenues were approximately $31,744 compared to $7,600 for the year ended December 31, 2011, increasing by $21,114. During this time investment income stopped as a result of the sale of the Canyon Shadows investment and the Company started recording sales from its subsidiary Pipeline Nutrition USA, Inc. which was $20,696 of the total revenues in 2012. There were no Pipeline Nutrition USA, Inc. revenues in 2011.

Cost of Goods Sold

Cost of goods sold increased to $24,471 for the year ended December 31, 2012 from $0 for the year ended December 31, 2011, an increase of $24,471. This is solely the result of the startup subsidiary Pipeline Nutrition USA, Inc. and the cost associated with its products. Cost of goods sold were 83% of total net sales. There were no costs of goods sold during 2011.

G & A Expenses

G&A expense increased to $230,391 for the year ended December 31, 2012 from $53,777 for the year ended December 31, 2011, an increase of $176,614. The increases in G&A were caused by heavy start up expenses for the start up subsidiary Pipeline Nutrition USA, Inc. which totaled $46,749 in 2012 and were zero in 2011. Additionally the company recorded increased professional fees of $70,531 from due diligence cost associated with reviewing potential investments during the period. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

Other items increased to a net income of $1,075,046 for the year ended December 31, 2012 from a net expense of $38,559 for the year ended December 31, 2011, resulting in a total net item increase of $1,113,605. The gain on the sale of the Canyon Shadows investment was $927,318 and there were liabilities settled creating additional debt forgiveness income of $138,238. Interest expense also decreased during the year 2012  to $9,490 from $38,576 for the year ended December 31. 2011. This was due to the pay down of debt with the proceeds from the sale of the Canyon Shadows investment.

Net income (loss)

Net Income increased to $851,928 for the year ended December 31, 2012 from a net loss of $84,736 for the year ended December 31, 2011, an increase of $936,664. The increase was mostly related to a realized gain on investment and debt forgiveness income noted above. The increased consulting in G&A expense and the Pipeline Nutrition USA, Inc. subsidiary G&A were the only significant expense increases offsetting the additional income summarizes in net income for this period.
 Liquidity and Capital Resources 2012-2011

Analysis of the calendar years ended December 31, 2012 through calendar years ended December 31, 2011.

On December 31, 2012 the Company had total assets of $151,205 compared to $36,924 on December 31, 2011 an increase of $114,281. The Company had total liabilities of $102,536 on December 31, 2012 compared to $1,082,409 on December 31, 2011 a decrease of $979,873. The Company had a total stockholders' equity of $48,669 on December 31, 2012 compared to a stockholders' deficit of $1,045,085 on December 31, 2011 an increase of $1,093,754. The Company’s small increase in assets resulted from the cash held for operations after the sale of their investment generated enough profit and cash flow to pay off the bulk of their 2011 liabilities and increase the shareholder accounts from a deficit to a small equity.  The Company has also incurred some new liabilities to cover the review of new opportunities to reposition its current investments as possible down payments on new income opportunities to be used in conjunction with the Net Tax Operating Losses to provide a stable cash flow and operating base. Additional investment avenues are also being reviewed as alternatives to cover the remaining debt structure of the Company.  The Company feels it can maintain its current operating levels out of remaining cash until new joint venture opportunities can be found without seeking dilutive additional funding.

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

As used herein, the term "Company" refers to Broadleaf Capital Partners, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Consolidated, audited,  condensed  financial statements including a balance  sheet  for  the Company as of the years ended  December  31,  2012 and December 31, 2011 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance  sheets  and  the comparable period of the preceding year are attached hereto as Pages 13 through  32 and are incorporated herein by this reference.

John Scrudato CPA
7 Valley View Drive
Califon, New Jersey 07830
908-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Broadleaf Capital Partners, Inc.

We have audited the accompanying balance sheet of Broadleaf Capital Partners, Inc. and subsidiaries (“the Company”) as of December31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Broadleaf Capital Partners,, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception of $14,259,936 and has a working capital  of $48,669. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
March 23, 2013

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS	12/31/2012	12/31/2011
	Audited	Audited
CURRENT ASSETS
Cash	$107,627	$11,957
Inventory	37,900	0
Other current assets	5,678	0
TOTAL CURRENT ASSETS	151,205	11,957

FIXED ASSETS, NET	0	0

OTHER ASSETS - Investments in limited partnerships -	0	24,967

TOTAL ASSETS	$151,205	$36,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$55,665	$169,287
Accrued interest	16,488	212,949
Judgments payable	0	39,372
Notes payable - current portion	30,383	660,801
TOTAL CURRENT LIABILITIES	102,536	1,082,409

LONG-TERM DEBT - Notes payable - long term	0	0

TOTAL LIABILITIES	102,536	1,082,409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding 12/31/2012 167,097,874
shares issued and outstanding 12/31/2011 144,419,925
Total Common Shares issued and outstanding, respectively	167,098	144,420
Additional paid-in capital	14,141,507	13,921,959
Accumulated deficit	(14,259,936)	(15,111,864)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	48,669	(1,045,485)

TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)	$151,205	$36,924

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Schedule of Investments

Other Assets		Number
		Shares Owned	Original
Company	Business	or %	Cost		12/31/2012	12/31/2011
					Audited	Audited

Canyon Shadows	Real Estate	1%	$1,131,961	(a)	$0	$24,967

TOTAL INVESTMENTS					$0	$24,967

Schedule of Investments - Descriptions

a) The Company's Investment Committee has valued this investment at cost, less cash distributions to the Company from Canyon Shadows.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	12/31/2012	12/31/2011
	Audited	Audited
SALES	$31,744	$0

COST OF SALES	24,471	0

GROSS PROFIT	7,273	7,600

OTHER EXPENSES

Selling, General and administrative	230,391	53,777

TOTAL OTHER EXPENSES	230,391	53,777

NET INVESTMENT INCOME(LOSS)	(223,118)	(46,177)

OTHER INCOME (EXPENSE)

Interest income	0	17
Realized Gain on Sale of Investment	927,318	0
Debt Forgiveness	138,238	0
Interest expense	(9,490)	(38,576)

TOTAL OTHER INCOME (EXPENSE)	1,075,046	(38,559)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	851,928	(84,736)

Income taxes	0	0

NET INCOME (LOSS)	851,928	(84,736)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

Basic and Diluted Income (Loss) Per Share	0.005	(0.001)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED	163,318,216	139,567,292

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	2012	2011
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$851,928	$(84,736)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	42,000	0
Gain on sale of investment	(927,318)	20,017
Forgiveness of debt	(138,238)	0

(Increase) decrease in inventory	(37,900)	0
(Increase) decrease in other current assets	(5,678)	0
Increase (decrease) in accounts payable /accrued expeses	(60,566)	5,196
Increase (decrease) in accrued interest	6,587	0
Increase (decrease) in judgments payable	0	0

NET CASH USED IN OPERATING ACTIVITIES	(269,185)	(59,523)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investment	952,285	0

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	952,285	0

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(587,430)	0
Reclassification of note payable	0	20,000
Common stock issued for services	0	10,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$(587,430)	$30,000

NET DECREASE IN CASH	$95,670	$(29,523)

CASH, BEGINNING OF PERIOD	11,957	41,480

CASH, END OF PERIOD	$107,627	$11,957

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	2012	2011
	Audited	Audited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$2,459	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and accrued interest and judgements	$180,964	$0
Common stock issued for services	$42,000	$10,000
Foregiveness of debts included as income	$138,238	$0
Common stock issued for judgement settlements	$19,262	$0

 "The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
December 31, 2012 through 2011
Audited

				Additional	Subscriptions
		Common Stock		Paid in	(Receivable)	Accumulated
		Shares	Amount	Capital	Payable	Deficit	Total

Balance	31-Dec-10	142,419,925	$142,420	$13,913,959	$0	$(15,027,128)	$(970,749)

Common Stock Issued
for services		2,000,000	2,000	8,000	0	0	10,000

Net income for the year
ended December 31, 2011		0	0	0	0	(84,736)	(84,736)

Balance	31-Dec-11	144,419,925	$144,420	$13,921,959	$0	$(15,111,864)	$(1,045,485)

Common Stock Issued
for services		4,500,000	4,500	37,500	0	0	42,000

Common Stock Issued
Debt Settlements		18,177,949	18,178	182,048	0	0	200,226

Net income for the year
ended December 31, 2012		0	0	0	0	851,928	851,928

Balance	31-Dec-12	167,097,874	$167,098	$14,141,507	$0	$(14,259,936)	$48,669

"The accompanying notes are an integral part of these consolidated financial Statements"

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011

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
As of December 31, 2012 and 2011

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
As of December 31, 2012 and 2011
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
As of December 31, 2012 and 2011
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

Recently Issued Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-05, an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a material impact on our financial statements when implemented.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-11, an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In May 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (ASU) 820 Fair Value Measurement and Disclosure Requirements in US GAAP. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update  (ASU) 805 Business Combinations. The amendments in this Update affect all entities that recognize an indemnification asset (in accordance with Subtopic 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Noncontrolling Interest) as a result of a government-assisted acquisition of a financial institution.  When a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government-assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

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
As of December 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the years ended December 31 2012 and 2011:

	12/31/2012	12/31/2011

Net Income (Loss)	$851,928	$(84,736)

Weighted-average common shares outstanding basic:

Weighted-average common stock	163,318,216	144,086,592
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Basic & Diluted	163,318,216	144,086,592

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	12/31/2012	12/31/2011
Deferred tax assets:
Beginning NOL Carryover	14,401,359	14,316,623

Adjusted Taxable Income(loss)	851,928	(84,736)

Valuation allowance	0	0

Ending NOL Carryover	13,549,431	14,401,359

Tax Benefit Carryforward	4,606,807	5,040,476

Valuation allowance	(4,606,807)	(5,040,476)

Net deferred tax asset	0	0

Net Valuation Allowance	(4,606,807)	4,981,160

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011

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

On May 26, 2003  the Company entered into a Memorandum of Understanding with an individual  whereby the Company is to organize a subsidiary and sell a 21% interest in  the  subsidiary to the individual for $200,000. Immediately thereafter, the Company would transfer the control of the Canyon Shadows LP to the new subsidiary.  Thereafter, the individual is to  be  entitled  to  21%  of the quarterly distributions  from  Canyon  Shadows LP or $5,000 whichever  is  greater.   As of December 31, 2004,

NOTE 4 - INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

the individual had their investment reclassified as a note payable secured against the property with the same income provisions.  The Company has been accruing payments to the individual totaling 21% of the Company's monthly distribution from the Canyon Shadows investment. The investment was sold during the first quarter of 2012 generating a profit of $927,318 which was used predominantly to pay down old corporate debt.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	12/31/2012	12/31/2011

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

Most Fixed Assets were retired during the reduction of operations in 2005

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company is a partner in several limited partnerships (Note 4). The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships.  The Company received a $30,000 loan from director Donna Steward in 2004 as stated in note 7.  This note was paid in full during 2012. Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011

NOTE 7 – NOTES PAYABLE
Notes payable consist of the following for the periods ended;	12/31/2012	12/31/2011

Peacock Settlement Note of 2008 resettled three existing notes as stated on November 26, 2008 with a simple interest rate with a simple interest rate of 3% per annum. Note holder has right on 30 days written notice to demand stock totaling no more than 9.9% of total outstanding shares current and not allowing cumulative total to exceed 30% adjusting with new issuance for dilutive purposes.	$0	$357,430

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debentures are currently in default.	10,383	10,383

Convertible note from a related party dated June 28, 2004 with a stated rate of 10% per annum payable quarterly. The holder has the right to convert upon written request at 80% of market of the five previous trading days of the conversion request.	0	30,000

Convertible note payable, accrues with an interest at a Rate of 6.0% per annum, two-year term. Currently in default.	0	42,988

Short term unsecured working capital demand notes, with stated interest rate of 10%. Reclassified back into notes payable after the Company confirmed status during the last fiscal audit of the 2010 year-end.	20,000	0

Virginia Roberts investment was originally stated as Minority Interest investment in 2003 financials, was reclassed in 2004 to secured demand note against Canyon Shadows Investment and entitled note holder to 21% if Investment distributions at no less than $5,000 per quarter.	0	200,000

Total Notes Payable	30,383	640,801

Less Current Portion	30,383	640,801

Long Term Notes Payable	$0	$0
The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.
Accrued interest on these notes totaled:	$16,488	$212,949

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of December 31, 2012 and 2011

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

NOTE 9 – SUBSEQUENT EVENTS

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
	12/31/2012	9/30/2011

Net Income(Loss)	$851,928	$(84,736)

Net Investment Value End of Period	$48,669	$(1,045,485)

Weighted-average common shares outstanding basic:	163,318,216	144,086,592

Beginning of period Net Asset Value	(0.009)	(0.008)

Income from Net Investment operations Income(Loss)	0.000	0.000

Net Income(Loss) Investments (realized & unrealized)	0.009	-

Total from investment operations	0.000	0.000

Other Increases(Decreases)	0.000	(0.001)

End of period Net Asset Value	0.000	(0.009)

ITEM  8.    CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012. Based upon this evaluation, the President and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 based on such criteria.

The Company has resolved a number of prior material deficiencies recorded in prior years and has appointed Donna Steward as its full time financial officer in December of 2012 to increase the separation of control functions within the Company and allow for greater financial statement management. During the course of our audit we noted the following significant deficiencies.

Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

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

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel.

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

NAME	AGE	POSITION

J. Michael King	74	Interim President

Donna Steward	70	Director/ CFO

Charles Snipes	90	Director

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

The Company's Director, Donna Steward, failed  to  file  a  report  on  Form  5 covering  the  issuance and status  to  her by the Company for the periods of January 1, 2004 through the filing of this report dated March 28, 2013.

The Company's Director, Charles Snipes, failed to file a report on Form 5 covering the issuance and status to him by the Company for the periods of January 1, 2004 through the filing of this report dated March 28, 2013.

The Company's Interim president, J. Michael King, has filed a report on Form 3 covering the issuance and status to him by the Company for shares obtained since September 22, 2003 filed with the SEC on September 30, 2011 and filed form 4 statement of changes in beneficial ownership with the  SEC May 7, 2012, October 26, 2012 and December 4, 2012.

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

                          SUMMARY COMPENSATION TABLE
NAME AND
PRINCIPAL POSITIONYEAR       ANNUAL        LONG TERM COMPENSATION
                        COMPENSATION

 J. Michael King   2012                       $ 9,000         Interim President/CFO

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

Director Compensation
The Company’s directors do not receive cash compensation for their services on the board of directors. There is a fee payable of $500 per meeting plus non-employee directors are reimbursed for out-of-pocket expenses associated with attending Company meetings and otherwise fulfilling their duties as directors. All unpaid fees have been accrued by the company through December 31, 2012.

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

TITLE OF CLASS          NAME AND ADDRESS OF           AMOUNT OF    PERCENT OF
                          BENEFICIAL OWNER       BENEFICIAL OWNERSHIP
                                                 CLASS

Common Stock	J. Michael King	15,100,000	9.04%
	3887 Pacific Street
	Las Vegas, NV 89121

Common Stock	Donna Steward	7,925,000	4.74%
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock	Charles Snipes	1,800,000	*
	3887 Pacific Street
	Las Vegas, NV 89146

Common Stock (all officers and		24,825,000	14.85%
directors as a group-3 persons)

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

During the fiscal years ended December 31, 2012 and December 31, 2011, the Company engaged in the following transactions with a related person:

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

2011  $8,000

2012  $14,000

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

     March 9, 2012 Item 3.02, Unregistered Sales of Equity Securities

EXHIBIT
NO.		DESCRIPTION

ARTICLES OF INCORPORATION AND BY-LAWS

3(i)	*	Articles of Incorporation as amended

3(vi)	*	Bylaws

21		Subsidiaries

CERTIFICATIONS

31.1		Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

31.2		Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1		Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2		Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the
      Company

    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 26 day of March, 2013.

Broadleaf Capital Partners, Inc.

/s/ J. Michael King
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael King	President	March 26, 2013
J. Michael King

/s/ Donna Steward	Director/CFO	March 26, 2013
Donna Steward