Form 10-Q
period 2013-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2013-05-14
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of March 13, 2013 the registrant had 167,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.
INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets at March 31, 2013(unaudited), and December 31, 2012 (audited)	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2013, and (unaudited) March 31, 2012 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013
	(unaudited) and March 31, 2012 (unaudited)	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	3/31/2013	3/31/2012
ASSETS	Unaudited	Unaudited

CURRENT ASSETS
Cash	$85,293	$107,627
Inventory	36,925	37,900
Other current assets	3,413	5,678

Total Current Assets	125,631	151,205

FIXED ASSETS, NET	0	0

TOTAL ASSETS	$125,631	$151,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$48,162	$55,665
Accrued interest	17,066	16,488
Notes payable - current portion	30,383	30,383

Total Current Liabilities	95,611	102,536

LONG-TERM DEBT - Notes payable - long term	0	0

Total Liabilities	95,611	102,536

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding 3/31/2013 167,097,874
shares issued and outstanding 12/31/2012 167,097,874
Total Common Shares issued and outstanding, respectively	167,098	167,098
Additional paid-in capital	14,141,507	14,141,507
Accumulated deficit	(14,278,585)	(14,259,936)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	30,020	48,669

TOTAL LIABILITIES, AND STOCKHOLDERS' EQUITY (DEFICIT)	$125,631	$151,205

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	3/31/2013	3/31/2012
	Unaudited	Unaudited

SALES	$10,377	$633

COST OF SALES	8,684	0

GROSS PROFIT	1,693	633

EXPENSES

General and administrative	29,783	62,354

Total Expenses	29,783	62,354

NET INVESTMENT INCOME(LOSS)	(28,090)	(61,721)

OTHER INCOME (EXPENSE)

Other income	2,236	0
Realized Gain on Sale of Investment	8,467	947,427
Debt Forgiveness	0	53,056
Interest expense	(1,262)	(4,854)

Total Other Income (Expense)	9,441	995,629

INCOME (LOSS) FROM CONTINUING OPERARION BEFORE INCOME TAXES	(18,649)	933,908

Income taxes	0	0

NET INCOME (LOSS)	$(18,649)	$933,908

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	(0.000)	0.006

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	167,097,874	151,979,175

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	3/31/2013	3/31/2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$($18,649)	$$933,909
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	14,000

(Increase) decrease in other assets	2,265	0
(Increase) decrease in inventory	975	0
Increase (decrease) in accounts payable	(7,503)	(53,056)
Increase (decrease) in Accrued Interest	578	(176,110)
Increase (decrease) in Accrued Expenses	0	(38,900)
Increase (decrease) in Judgments Payable	0	(39,372)

Net Cash Used in Operating Activities	(22,334)	640,471

CASH FLOWS FROM INVESTING ACTIVITIES

Interest expense paid from common stock issuance	0	200,226
Sale of investments	0	24,967

Net Cash Provided (Used) in Investing Activities	0	225,193

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on Notes Payable	0	(587,430)
Net Proceeds from borrowings	0	0

Net Cash Provided by Financing Activities	$0	$(587,430)

NET DECREASE IN CASH	$(22,334)	$278,234

CASH, BEGINNING OF PERIOD	107,627	11,957

CASH, END OF PERIOD
	$$85,293	$$290,191

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREEMONTHS ENDED
(CONTINUED)

	3/31/2013	3/31/2012
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$684	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

Common stock issued in conversion of debts and interest	$0	$200,226
Common stock issued for services	$0	$14,000
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0
Common stock issued for settlements	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

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
As of March 31, 2013 and 2012

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

In February 2012 the Company sold its holdings in Canyon Shadows LP. Since this was the Company’s last investment holding it is currently actively seeking new business opportunities with the cash available after retiring older debt held by the Company. On May 12, 2012 the Company formed Pipeline Nutrition, Inc. with its focus on internet sales in the personal health, nutrition and fitness markets. The Company currently maintains Pipeline Nutrition, Inc. as its only active subsidiary.

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
As of March 31, 2013 and 2012

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

Inventory:

Inventory includes purchased products for resale and is stated at the specific items cost or market value if lower. Provisions, when required, will be made to reduce excess and expired inventory to its estimated net realizable value. Inventory consists of the following:

	03/31/2013	12/31/2012

Raw Materials	$0	$0
Finished goods	36,925	37,900

Total inventory	$36,925	$37,900

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

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
As of March 31, 2013 and 2012

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
As of March 31, 2013 and 2012

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the three months ended March 31, 2013 and March 31, 2012:

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	3/31/2013	3/31/2012

Net Income (Loss)	$(18,649)	$933,909

Weighted-average common shares outstanding basic:

Weighted-average common stock	167,097,874	151,979,175
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Basic & Diluted	167,097,874	151,979,175

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

Currently the Company has projected $13,549,431 as of December 31, 2012 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2013 and 2020.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	3/31/2013	12/31/2012

Deferred tax assets:
Beginning NOL Carryover	13,549,431	14,401,359

Adjusted Taxable Income(loss)	(18,649)	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,568,080	13,549,431

Tax Benefit Carryforward	4,613,147	4,606,807

Valuation allowance	(4,613,147)	(4,606,807)

Net deferred tax asset	0	0

Net Valuation Allowance	(4,613,147)	(4,606,807)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,613,147 at March 31, 2013 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $14,278,585 as March 31, 2013. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at March 31, 2013 was $30,020, and its current assets exceeded its current liabilities by only $30,020 on March 31, 2013. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

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

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	3/31/2013	12/31/2012

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

Most Fixed Assets were retired during the reduction of operations in 2005

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	3/31/2013	12/31/2012

Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
are currently in default.	10,383	10,383

Short term unsecured working capital demand notes, with
stated interest rate of 10%. Reclassified back into notes
payable after the Company confirmed status during the last
fiscal audit of the 2010 year-end.	20,000	20,000

Total Notes Payable	30,383	30,383

Less Current Portion	30,383	30,383

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.
Accrued interest on these notes totaled:	$17,066	$16,488

NOTE 7 - COMMITMENTS AND CONTINGENCIES

 Stock Escrow and Security Agreement

In 2004 and 2005, the Company entered into a Stock  Escrow and Security Agreement  with  two entities whereby  the  Company borrowed funds under the terms of a convertible promissory note.  One company has recently confirmed that they have no balance due from the Company and the entire balance has been recaptured as debt forgiveness in a prior current quarter. The Company still has $10,383 outstanding on its books as of June 30, 2012. Although the Company has not had request to convert these loans in many years and feels the statute of limitations has passed, they have kept reserve liabilities open in the event some settlement is eventually reached. Currently, there is no stock being held in escrow.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
As of March 31, 2013 and 2012

NOTE 8 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	3/31/2013	3/31/2012

Net Income(Loss)	$(18,649)	$933,909

Net Investment Value End of Period	$30,020	$102,650
Weighted-average common shares outstanding basic:	167,097,874	151,979,175

Beginning of period Net Asset Value	0.000	(0.007)
Income from Net Investment operations Income(Loss)	0.000	0.000
Net Income(Loss) Investments (realized & unrealized)	0.000	0.007

Total from investment operations	0.000	0.007

Other Increases(Decreases)	0.000	0.000

End of period Net Asset Value	0.000	0.000

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

		For the three months ended
		3/31/2013	3/31/2012

	Revenues	$10,377	$633

1)	Cost of Sales	8,684	0
2)	Officer Wages	1,500	4,500
	Wages	4,238	0
3)	Professional Fees	8,950	56,500
4)	Administrative	15,095	1,353
	Royalties	0	0

	Interest expense	(1,262)	(4,854)
5)	Debt Forgiveness	0	53,056
6)	Realized Gain on Investment	8,467	947,427
	Other Income(Expense)	2,236	0

	NET INCOME	$(18,649)	$933,909

1)	Cost of product sold through it's start up subsidiary Pipeline Nutritian
2)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
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

 Results of Operations 2013-2012

Analysis of the three months ended March 31, 2013 and 2012.

Revenues

           For the three months ended March 31, 2013, revenues were approximately $10,377 compared to $633 for the three months ended March 31, 2012, increasing by $9,744. During this time investment income stopped as a result of the sale of the Canyon Shadows investment with only a January 2012 residual payment of $633 and the Company also started recording sales from is subsidiary Pipeline Nutrition, Inc. which was $10,377 or all of the total revenues in 2012. There were no Pipeline Nutrition, Inc. revenues in 2011.

Cost of Goods Sold

          Cost of goods sold increased to $8,684 for the three months ended March 31, 2013 from $0 for the three months ended March 31, 2012, an increase of $8,684. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 83% of total net sales. There were no costs of goods sold during 2012.

G & A Expenses

          G&A expense decreased to $29,783 for the three months ended March 31, 2013 from $62,354 for the three months ended March 31, 2012, a decrease of $32,571. The majority of the decreased G&A expenses was the result of the company incurring professional fees from due diligence cost associated with reviewing potential investments during the first quarter of 2012. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

           Other items decreased to a net income of $9,441 for the three months ended March 31, 2013 from a net income of $995,629 for the three months ended March 31, 2012, resulting in a total net other item decrease of $986,188. The largest items of these differences was the gain on the sale of the Canyon Shadows investment was $927,318 and the settlement of liabilities creating additional debt forgiveness income of $53,056 in the quarter ending March 31, 2012. Interest expense also decreased during the period in 2013 to $1,262 from $4,854 for the three months ended March 31. 2012. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment.

Net income (loss)

           Net Income(loss) decreased to a loss of $18,649 for the three months ended March 31, 2013 from a net income of $933,908 for the three months ended March 31, 2012, a decrease of $952,557. The decrease was mostly related to a realized gain on investment and debt forgiveness reported as income noted above. The start up of the Pipeline Nutrition subsidiary in 2013 and not in the 2012 period was the only significant change as reported above in net income(loss) for this period.

Liquidity and Capital Resources

On March 31, 2013 we had cash and cash equivalents totaling $85,293. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2012 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

ITEM 4  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company’s management, consisting of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based upon this evaluation, the Interim President and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, are timely recorded, processed, summarized and reported as required by the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rue 13a-15(f) under the Exchange Act).  Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Based on the results of this assessment, management concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2013, based on such criteria.

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

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that  significant weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel. The Company has moved Donna Steward into the CFO role to help mitigate these weaknesses during the prior period.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

Since inception, we have generated an accumulated deficit of $14,278,585 as of March 31, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of March 31, 2013, we had cash and cash equivalents of $85,293.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from January 1, 2013 through March 31, 2013.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

There were no Form 8-K filings which were filed during this reporting period on
Form 10-QSB:

EXHIBIT

NO.	DESCRIPTION

3(i)	*	Articles of Incorporation as amended
3(vi)	*	Bylaws
21		Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer
31.2	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer
32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.2	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
Incorporated herein by reference from filings previously made by the
*	Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 13 day of May 2013.

Broadleaf Capital Partners, Inc.

By:	/s/ J. Michael King
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael King	President	May 13, 2013
J. Michael King

/s/ Donna Steward	CFO	May 13, 2013
Donna Steward