Form 10-Q
period 2013-06-30
BROADLEAF CAPITAL PARTNERS INC
filed 2013-08-19
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013 the registrant had 167,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	6/30/2013	12/31/2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS
Cash	$65,483	$107,627
Inventory	36,925	37,900
Other current assets	3,413	5,678

Total Current Assets	105,821	151,205

FIXED ASSETS, NET	0	0

TOTAL ASSETS	$105,821	$151,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$37,053	$55,665
Accrued interest	17,644	16,488
Notes payable - current portion	30,383	30,383

Total Current Liabilities	85,080	102,536

LONG-TERM DEBT - Notes payable - long term	0	0

Total Liabilities	85,080	102,536

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding 6/30/2013 167,097,874
shares issued and outstanding 12/31/2012 167,097,874
Total Common Shares issued and outstanding, respectively	167,098	167,098
Additional paid-in capital	14,141,507	14,141,507
Accumulated deficit	(14,287,864)	(14,259,936)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	20,741	48,669

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$105,821	$151,205

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended		For the Three Months Ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
	Unaudited	Unaudited	Unaudited	Unaudited

SALES	$22,673	$8,454	$12,296	$7,821

COST OF SALES	13,303	4,605	4,619	4,605

GROSS PROFIT	9,370	3,849	7,677	3,216

EXPENSES

General and administrative	45,861	105,417	16,078	43,063

Total Expenses	45,861	105,417	16,078	43,063

NET INVESTMENT INCOME(LOSS)	(36,491)	(101,568)	(8,401)	(39,847)

OTHER INCOME (EXPENSE)

Other income	2,236	0	0	0
Realized Gain on Sale of Investment	8,467	927,318	0	0
Debt Forgiveness	0	138,304	0	65,139
Interest expense	(1,840)	(7,168)	(578)	(2,314)

Total Other Income (Expense)	8,863	1,058,454	(578)	62,825

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(27,628)	956,886	(8,979)	22,978

Income taxes	0	0	0	0

NET INCOME (LOSS)	$(27,628)	$956,886	$(8,979)	$22,978

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	(0.000)	0.006	(0.000)	0.000

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	167,097,874	159,538,424	167,097,874	167,097,874

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	6/30/2013	6/30/2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(27,628)	$(44,578)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	10,000

(Increase) decrease in other assets	2,265	0
(Increase) decrease in inventory	975	0
Increase (decrease) in accounts payable	(18,912)	0
Increase (decrease) in Accrued Interest	1,156	19,288
Increase (decrease) in Accrued Expenses	0	(29,377)
Increase (decrease) in Judgments Payable	0	0

Net Cash Used in Operating Activities	(42,144)	(44,667)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of investments	0	0

Net Cash Provided (Used) in Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES

Reclassification of Notes Payable	0	20,000
Net Proceeds from borrowings	0	0

Net Cash Provided by Financing Activities	$0	$20,000

NET DECREASE IN CASH	$(42,144)	$(24,667)

CASH, BEGINNING OF PERIOD	107,627	41,480

CASH, END OF PERIOD	$65,483	$16,813

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Six Months Ended
	6/30/2013	6/30/2012
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$684	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$0
Common stock issued for services	$0	$10,000
Common Stock Issued on debt conversions
Common stock issued for subscriptions	$0	$0
Common stock issued for settlements	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND 2012

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
AS OF JUNE 30, 2013 AND 2012

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

Basis of Presentation:

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
AS OF JUNE 30, 2013 AND 2012

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

Inventory:

Inventory includes purchased products for resale and is stated at the specific items cost or market value if lower. Provisions, when required, will be made to reduce excess and expired inventory to its estimated net realizable value. Inventory consists of the following:

	06/30/2013	12/31/2012

Raw Materials	$0	$0
Finished goods	36,925	37,900

Total inventory	$36,925	$37,900

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND 2012

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
AS OF JUNE 30, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
AS OF JUNE 30, 2013 AND 2012

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	6/30/2013	6/30/2012

Net Income (Loss)	$(27,628)	$956,886

Weighted-average common shares outstanding basic:

Weighted-average common stock	167,097,874	151,979,175
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Basic & Diluted	167,097,874	151,979,175

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of:
	6/30/2013	12/31/2012
Deferred tax assets:
Beginning NOL Carryover	13,549,431	14,401,359

Adjusted Taxable Income(loss)	(27,628)	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,577,059	13,549,431

Tax Benefit Carryforward	4,616,200	4,606,807

Valuation allowance	(4,616,200)	(4,606,807)

Net deferred tax asset	0	0

Net Valuation Allowance	(4,616,200)	(4,606,807)

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

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $14,287,864 as June 30, 2013. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at March 31, 2013 was $30,020, and its current assets exceeded its current liabilities by only $30,020 on March 31, 2013. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND 2012

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following:
For the Periods Ended,	6/30/2013	12/31/2012
Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0
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

NOTE 6 – NOTES PAYABLE
Notes payable consist of the following for the periods ended:	6/30/2013	12/31/2012
Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
are currently in default.	10,383	10,383

Short term unsecured working capital demand notes, with
stated interest rate of 10%. Reclassified back into notes
payable after the Company confirmed status during the last
fiscal audit of the 2010 year-end.	20,000	20,000

Total Notes Payable	30,383	30,383

Less Current Portion	30,383	30,383

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.
Accrued interest on these notes totaled:	$17,644	$16,488

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2013 AND 2012

NOTE 7 - COMMITMENTS AND CONTINGENCIES

 Stock Escrow and Security Agreement

In 2004 and 2005, the Company entered into a Stock  Escrow and Security Agreement  with  two entities whereby  the  Company borrowed funds under the terms of a convertible promissory note.  One company has recently confirmed that they have no balance due from the Company and the entire balance has been recaptured as debt forgiveness in a prior current quarter. The Company still has $10,383 outstanding on its books as of June 30, 2013. Although the Company has not had request to convert these loans in many years and feels the statute of limitations has passed, they have kept reserve liabilities open in the event some settlement is eventually reached. Currently, there is no stock being held in escrow.

NOTE 8 – FINANCIAL HIGHLIGHTS

The following schedule presents financial highlights for a share of the Fund outstanding throughout the periods indicated.

	6/30/2013	6/30/2012

Net Income(Loss)	$(27,628)	$(44,578)

Net Investment Value End of Period	$20,741	$(1,005,327)
Weighted-average common shares outstanding basic:	167,097,874	143,753,258

Beginning of period Net Asset Value	0.000	(0.008)
Income from Net Investment operations Income(Loss)
	0.000	(0.000)
Net Income(Loss) Investments (realized & unrealized)	0.000	0.000

Total from investment operations	0.000	(0.008)

Other Increases(Decreases)	0.000	(0.000)

End of period Net Asset Value	0.000	(0.008)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

		For the six months ended		For the three months ended
		3/31/2013	6/30/2012	3/31/2013	3/31/2012

	Revenues	$22,673	$8,454	$12,296	$7,821

1)	Cost of Sales	13,303	4,605	4,619	4,605
2)	Officer Wages	2,000	4,500	500	0
	Wages	4,238	0	0	0
3)	Professional Fees	10,250	71,040	1,300	14,540
4)	Administrative	29,373	27,507	14,278	26,154
	Royalties	0	2,370	0	2,730

	Interest expense	(1,840)	(7,168)	(578)	(2,314)
5)	Debt Forgiveness	0	138,304	0	85,248
6)	Realized Gain on Investment	8,467	927,318	0	(20,109)
	Other Income(Expense)	2,236	0	0	0

	NET INCOME	$(27,628)	$956,886	$(8,979)	$22,617

1)	Cost of product sold through it's start up subsidiary Pipeline Nutritian
2)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
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

 Results of Operations 2013-2012

Analysis of the six months ended June 30, 2013 and 2012.

Revenues

           For the six months ended June 30, 2013, revenues were approximately $22,673 compared to $8,454 for the six months ended June 30, 2012, increasing by $14,219. During this time investment income stopped as a result of the sale of the Canyon Shadows investment with only a January 2012 residual payment of $633 and the Company also started recording sales from its subsidiary Pipeline Nutrition, Inc. which was $22,673 or all of the total revenues in 2013 and $8,454 in 2012.

Cost of Goods Sold

          Cost of goods sold increased to $11,303 for the six months ended June 30, 2013 from $4,605 for the six months ended June 30, 2012, an increase of $6,698. This is solely the result of the startup subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 40% of total net sales

G & A Expenses

          G&A expense decreased to $45,861 for the six months ended June 30, 2013 from $105,417 for the six months ended June 30, 2012, a decrease of $59,556. The majority of the decreased G&A expenses was the result of the company incurring professional fees from due diligence cost associated with reviewing potential investments during the first quarter of 2012. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

           Other items decreased to a net income of $8,863 for the six months ended June 30, 2013 from a net income of $1,058,454 for the six months ended June 30, 2012, resulting in a total net other item decrease of $1,049,591. The largest items of these differences was the gain on the sale of the Canyon Shadows investment was $927,318 and the settlement of liabilities creating additional debt forgiveness income of $53,056 in the six months ending March 31, 2012. Interest expense also decreased during the period. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment.

Net income (loss)

           Net Income(loss) decreased to a loss of $27,628 for the six months ended June 30, 2013 from a net income of $956,886 for the six months ended June 30, a decrease of $984,514. The decrease was mostly related to a realized gain on investment and debt forgiveness reported as income noted above. The start up of the Pipeline Nutrition subsidiary in 2013 and with very limited operations in the 2012 period was the only significant change as reported above in net income(loss) for this period.

Analysis of the three months ended June 30, 2013 and 2012.

Revenues

           For the three months ended June 30, 2013, revenues were approximately $12,296 compared to $7,821 for the three months ended June 30, 2012, increasing by $4,475. During this time investment income stopped as a result of the sale of the Canyon Shadows investment with only a January 2012 residual payment of $633 and the Company also started recording sales from is subsidiary Pipeline Nutrition, Inc.

Cost of Goods Sold

          Cost of goods sold increased to $4,619 for the three months ended June 30, 2013 from $4,605 for the three months ended June 30, 2012, an increase of $14. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 40% of total net sales.

G & A Expenses

          G&A expense decreased to $16,078 for the three months ended June 30, 2013 from $43,063 for the three months ended June 30, 2012, a decrease of $26,985. The majority of the decreased G&A expenses was the result of the company incurring professional fees from due diligence cost associated with reviewing potential investments during the first quarter of 2012. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

           Other items decreased to a net expense of $578 for the three months ended June 30, 2013 from a net income of $62, 825 for the three months ended June 30, 2012, resulting in a total net other item decrease of $63,403. The largest items of these differences was the gain on the settlement of liabilities creating additional debt forgiveness income of $85,248 in the quarter ending March 31, 2012. Interest expense also decreased during the three months ended June 30, 2012. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment, previously.

Net income (loss)

           Net Income(loss) decreased to a loss of $8,979 for the three months ended June 30, 2013 from a net income of $22,978 for the three months ended June 30, 2012, a decrease of $31,957. The decrease was mostly related to a realized gain on investment reported as other income noted above.

Liquidity and Capital Resources

On June 30, 2013 we had cash and cash equivalents totaling $65,483. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

ITEM 4  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of June 30, 2013, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Specific significant deficiencies observed are noted below.

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

A significant deficiency, is a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that  significant weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel. The Company has moved Donna Steward into the CFO role to help mitigate these weaknesses during the prior period.

Changes in Internal Control over Financial Reporting:

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

Auditor’s Report on Internal Control over Financial Reporting:

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

Since inception, we have generated an accumulated deficit of $14,287,864 as of June 30, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of March 31, 2013, we had cash and cash equivalents of $65,483.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from April 1, 2013 through June 30, 2013.
There were no sales of unregistered securities sold by the Company from April 1, 2013 through June 30, 2013.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14 day of August 2013.

                                           Broadleaf Capital Partners, Inc.

                                           /s/  J. Michael King
                                          ----------------------------
                                          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ J. Michael King          President               August 14, 2013
---------------------
   J. Michael King

/s/Donna Steward            CFO                      August 14, 2013
-----------------
   Donna Steward

EXHIBIT 21
                                                                                                     Jurisdiction of
Name of Subsidiary                                                                     Incorporation

Pipeline Nutrition USA. Inc.                                                        Florida

In accordance with Item 601(b)(21) of regulation S-K the registrant has omitted the names of particular subsidiaries because the unnamed subsidiaries, considered in the aggregate as a single subsidiary , would not have constituted a significant subsidiary as of June 30, 2013.

EXHIBIT 31.1
PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael King, certify that:

1. I have reviewed this quarterly  report ending June 30, 2013 on Form 10-Q of Broadleaf Capital Partners, Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By: /s/ J. Michael King
J. Michael King, President
Date: August 14, 2013

EXHIBIT 31.2
PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Donna Steward, certify that:

1. I have reviewed this quarterly  report ending June 30, 2013 on Form 10-Q of Broadleaf Capital Partners, Inc. (the “registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act
Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By: /s/ Donna Steward
Donna Steward, CFO
Date: August 14, 2013

Exhibit 32.1
CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive
Officer of Broadleaf Capital Partners, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

1. The Quarterly Report on Form 10-Q of Broadleaf Capital Partners, Inc. (the Company) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the quarter ending June 30, 2013.

Dated: August 14, 2013

/s/ J. Michael King
J. Michael King,
President

The certifications set forth above are being furnished as an exhibit solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section
906, has been provided to Broadleaf Capital Partners, Inc. and will be retained by Broadleaf Capital Partners, Inc. and furnished to the
Securities and Exchange Commission or its staff upon request.

Exhibit 32.2
CERTIFICATUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25
NOTIFICATION OF LATE FILING

SEC File No.: 814-00175

(Check one) ☐ Form 10-K    ☐Form 20-F    ☐Form 11-K
☒Form 10-Q ☐Form 10-D ☐Form N-SAR

For Period Ended: September 30, 2011

☐	Transition Report on Form 10-K
☐	Transition Report on Form 20-F
☐	Transition Report on Form 11-K
☐	Transition Report on Form 10-Q
☐	Transition Report on Form N-SAR
For Transition Period Ended: _________________________________________________

Read Attached Instruction Sheet Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Full Name of Registrant: BROADLEAF CAPITAL PARTNERS, INC.
Former Name if Applicable:
Address of Principal Executive Office (Street and Number): 3887 Pacific Street
City, State and Zip Code: Las Vegas, Nevada 89121

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

☒(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

☒(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

☐(c) The accountants statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail why Forms 10-K, 20-F, 11-K, 10-Q, 10-D, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

The Registrant's quarterly report on Form 10-Q for the period ended March 31, 2012, could not be filed within the prescribed time period due to the Registrant and its accountants requiring additional time to review the financial statements of the Registrant for the prescribed period. Such delay could not be eliminated by the Registrant without unreasonable effort and expense. In accordance with Rule 12b-25 of the Securities Exchange Act of 1934, the Registrant will file its Form 10-Q no later than the fifth calendar day following the prescribed due date.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification:

J. Michael King  (702) 650-3000
(Name) (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).  ☒Yes ☐ No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? ☐ Yes ☒ No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Broadleaf Capital Partners, Inc.
(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Broadleaf Capital Partners, Inc.

Date: May 15, 2011	By:	/s/ J. Michael King
J. Michael King
President/CFO

ION OF THE PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

Pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned Chief Executive
Officer of Broadleaf Capital Partners, Inc. (the "Company") does hereby certify, to the best of such officer's knowledge, that:

1. The Quarterly Report on Form 10-Q of Broadleaf Capital Partners, Inc. (the Company) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the quarter ending June 30, 2013.

Dated: August 14, 2013

/s/ Donna Steward
Donna Steward,

The certifications set forth above are being furnished as an exhibit solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section
906, has been provided to Broadleaf Capital Partners, Inc. and will be retained by Broadleaf Capital Partners, Inc. and furnished to the
Securities and Exchange Commission or its staff upon request.