Form 10-Q
period 2013-09-30
BROADLEAF CAPITAL PARTNERS INC
filed 2013-11-12
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013 the registrant had 167,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	9/30/2013	12/31/2012
ASSETS	Unaudited	Audited

CURRENT ASSETS
Cash	$22,964	$107,627
Inventory	24,977	37,900
Other current assets	3,413	5,678

Total Current Assets	51,354	151,205

FIXED ASSETS, NET	0	0

TOTAL ASSETS	$51,354	$151,205

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,349	$55,665
Accrued interest	18,222	16,488
Notes payable - current portion	40,663	30,383

Total Current Liabilities	83,234	102,536

LONG-TERM DEBT - Notes payable - long term	19,720	0

Total Liabilities	102,954	102,536

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding
shares issued and outstanding
Total Common Shares issued and outstanding, respectively	167,098	167,098
Additional paid-in capital	14,141,507	14,141,507
Accumulated deficit	(14,360,205)	(14,259,936)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(51,600)	48,669

TOTAL LIABILITIES, AND
STOCKHOLDERS' EQUITY (DEFICIT)	$51,354	$151,205

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended		For the Three Months Ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
	Unaudited	Unaudited	Unaudited	Unaudited

SALES	$45,509	$21,600	$22,836	$13,146

COST OF SALES	31,534	17,317	18,231	12,712

GROSS PROFIT	13,975	4,283	4,605	434

EXPENSES

General and administrative	113,762	140,770	67,901	35,353

Total Expenses	113,762	140,770	67,901	35,353

NET INVESTMENT INCOME(LOSS)	(99,787)	(136,487)	(63,296)	(34,919)

OTHER INCOME (EXPENSE)

Other income
Other Income(Expense)	2,236	927,318	(6,231)	0
Debt Forgiveness	0	138,304	0	0
Interest expense	(2,418)	(8,469)	(578)	(1,301)

Total Other Income (Expense)	(182)	1,057,153	(6,809)	(1,301)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(99,969)	920,666	(70,105)	(36,220)

Income taxes	0	0	0	0

NET INCOME (LOSS)	$(99,969)	$920,666	$(70,105)	$(36,220)

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	(0.001)	0.006	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	167,097,874	162,058,174	167,097,874	167,097,874

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	9/30/2013	9/30/2012
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(99,969)	$920,666
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	7,000
Gain on sale of investment	0	(927,318)
Forgiveness of debt	0	(138,304)

(Increase) decrease in other assets	2,265	(114)
(Increase) decrease in inventory	12,923	(67,829)
Increase (decrease) in accounts payable	(31,616)	13,993
Increase (decrease) in Accrued Interest	1,734	6,009
Increase (decrease) in Accrued Expenses	0	(46,475)
Increase (decrease) in Judgments Payable	0	0

Net Cash Used in Operating Activities	(114,663)	(232,372)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of investments	0	952,351

Net Cash Provided (Used) in Investing Activities	0	952,351

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party notes payable	30,000	0
Payments on notes	0	(587,430)

Net Cash Provided by Financing Activities	$30,000	$(587,430)

NET DECREASE IN CASH	$(84,663)	$132,549

CASH, BEGINNING OF PERIOD	107,627	11,957

CASH, END OF PERIOD	$22,964	$144,506

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)
	For the Nine Months Ended
	9/30/2013	9/30/2012
	Unaudited	Unaudited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$684	$2,459
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and interest	$0	$180,964
Common stock issued for settlements	$0	$19,262

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

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
AS OF SEPTEMBER 30, 2013 AND 2012

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

Principles of Consolidation:

The  consolidated  financial  statements  include  those  of  Broadleaf Capital  Partners,  Inc.,  a  Nevada corporation, and its  wholly-owned subsidiaries, Peacock Real Estate  Development Corporation (California) (PREDC),  Peacock  International Corporation  (Bahamas)  (PIC),  DotCom Ventures, LLC (DotCom),  Peacock  Sports,  Inc.  (PSI), Silverleaf Venture Fund. LLC (SVF), Broadleaf Asset Management (BAM), Broadleaf Financial Services (BFS),  and  Brand Asset Management  (Brand). They also include the majority owned subsidiaries, Bay Area Soccer Development Corporation (Bay Area) (80%), Orange County Soccer Development  Corporation (Orange) (85%), Riverside County Soccer Development Corporation  (Riverside)  (53%),   iNet  Partners, Inc. (iNet)  (51%) and Pipeline Nutrition, Inc. (pipeline) (100%).  All  significant intercompany accounts and transactions have been eliminated.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

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

Inventory:

Inventory includes purchased products for resale and is stated at the specific items cost or market value if lower. Provisions, when required, will be made to reduce excess and expired inventory to its estimated net realizable value. Inventory consists of the following:

	9/30/2013	12/31/2012

Raw Materials	$0	$0
Finished goods	24,977	37,900

Total inventory	$24,977	$37,900

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

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
AS OF SEPTEMBER 30, 2013 AND 2012

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
AS OF SEPTEMBER 30, 2013 AND 2012

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

Fixed Assets:

Fixed assets are recorded  at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed  from  the  accounts  and  any  differences between  the  un-depreciated  amount and the proceeds from the sale  are recorded as gain or loss on sale  of  assets.  Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

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

Net Income (Loss) Per Share:

In addition to Net Asset Values the Company reports basic and diluted earnings per share (EPS) according to the provisions of ASC Topic 260, which requires the presentation of basic EPS and, for companies with complex capital structures, diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income (loss) available to common stockholders, adjusted by other changes in income or loss that would result from the assumed conversion of those potential common shares, by the weighted number of common shares and common share equivalents (unless their effect is antidilutive) outstanding. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive. Thus, these equivalents are not included in the calculation of diluted loss per share, resulting in basic and diluted loss per share being equal. The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended September 31, 2013 and 2012:

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	9/30/2013	6/30/2012

Net Income (Loss)	$(99,969)	$920,666

Weighted-average common shares outstanding basic:

Weighted-average common stock	167,097,874	162,058,174
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Basic & Diluted	167,097,874	162,058,174

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	9/30/2013	12/31/2012
Deferred tax assets:
Beginning NOL Carryover	13,549,431	14,401,359

Adjusted Taxable Income(loss)	(99,969)	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,649,400	13,549,431

Tax Benefit Carryforward	4,640,796	4,606,807

Valuation allowance	(4,616,200)	(4,606,807)

Net deferred tax asset	0	0

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,616,200 at September 30, 2013 and estimated changes to the valuation allowance by the projected profit of loss for each period included in these financial statements in the table above. The allowance is calculated for each period as equal to the full potential tax benefits of the any NOL tax carryforwards.

NOTE 3 - GOING CONCERN

As reported in the consolidated financial statements, the Company has accumulated deficits of $14,360,205 as September 30, 2013. The Company also has certain debts that have been in default during these periods although the creditors have not pursued collection proceedings. The Company's stockholders' equity at September 31, 2013 was a deficit of $51,600, and its current liabilities exceeded its current assets by only $31,880 on September 31, 2013. These negative trends have been consistent right up through the most current fiscal year, except for this quarter and the sale of their only major investment, respectively.

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

In  order to continue as a going concern, develop and generate revenues and achieve  a  profitable  level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the  Company  include  (1) raising additional capital through sales of common stock, (2) converting  promissory notes into  common  stock  and (3) entering into acquisition agreements  with profitable  entities  with   significant   operations.   In   addition, management  is  continually  seeking  to streamline its operations  and expand  the business through a variety of  industries,  including  real estate and financial management. However, management cannot provide any assurances  that the Company will be

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

NOTE 3 - GOING CONCERN (Continued)

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

NOTE 4 - FIXED ASSETS

For the Periods Ended,	9/30/2013	12/31/2012

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

Most Fixed Assets were retired during the reduction of operations in 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the partnerships on rare occasions and none this quarter.  Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space. During this current year Mike King our President lent Pipeline Nutrition USA our subsidiary $30,000 for working capital secured by Pipeline's inventory. Terms of the note are detailed in note 6, notes payable. The Company currently has a secured loan of $125,000 for working capital with its subsidiary Pipeline which was eliminated during the intercompany consolidation.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2013 AND 2012

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	9/30/2013	12/31/2012

Debentures at 10%, unsecured, were to be convertible into
common shares at the option of the holder, all debentures
are currently in default.	10,383	10,383

Related party loan from corporate officer to subsidiary
Pipeline Nutrician, USA for working capital with interest
at 4% per annum and equal monthly installments of $625
per month with a maturity date of April 1, 2017. This loan
is secured by the inventory in Pipeline Nutrition, USA.	30,000	0

Short term unsecured working capital demand notes, with
stated interest rate of 10%. Reclassified back into notes
payable after the Company confirmed status during the last
fiscal audit of the 2010 year-end.	20,000	20,000

Total Notes Payable	60,383	30,383

Less Current Portion	40,663	30,383

Long Term Notes Payable	$19,720	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable. The note holders have not taken any legal action against the Company as permitted by the agreements.
Accrued interest on these notes totaled:	$18,222	$16,488

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

NOTE 8 – FINANCIAL HIGHLIGHTS

	9/30/2013	9/30/2012

Net Income(Loss)	$(99,969)	$920,666

Net Investment Value End of Period	$51,354	$82,407
Weighted-average common shares outstanding basic:	167,097,874	162,058,174

Beginning of period Net Asset Value	0.000	(0.007)
Income from Net Investment operations Income (Loss)	0.000	(0.000)
Net Income(Loss) Investments (realized & unrealized)	0.000	0.007

Total from investment operations	0.000	(0.000)

Other Increases(Decreases)	0.000	(0.000)

End of period Net Asset Value	0.000	(0.000)

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

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

Pipeline Nutrition USA, Inc.

This start up subsidiary in the sports and nutritional product supplements market and has managed to generate sales, while developing its own proprietary formulas for use in their products. The company has developed a working inventory and continues to expand its distribution network for future growth.

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

		For the nine months ended		For the three months ended
		9/30/2013	9/30/2012	9/30/2013	9/30/2012
	Revenues	$45,509	$21,600	$22,836	$13,146

1)	Cost of Sales	31,534	17,317	18,231	12,712
2)	Officer Wages	3,000	6,000	1,000	1,500
	Wages	5,450	0	1,212	0
3)	Professional Fees	14,235	88,285	3,985	17,245
4)	Administrative	91,057	44,115	67,915	16,342
	Royalties	0	2,370	0	266
	Interest expense	(2,418)	(8,469)	(578)	(1,301)
5)	Debt Forgiveness	0	138,304	0	0
6)	Realized Gain on Investment	0	927,318	0	0
	Other Income(Expense)	2,216	0	(20)	0
	NET INCOME	($99,969)	$920,666	($70,105)	($36,220)

1)	Cost of product sold through it's start up subsidiary Pipeline Nutrition USA
2)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
3)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff. Additional Consulting fees
	on reviewing potential merger candidates.
4)	All Other expenses include rent, travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
5)	Settlement of old liabilities dating back to 2004.
6)	Realized gain on sale of Canyon Shadows limited partnership.

Results of Operations 2013-2012

Analysis of the nine months ended September 30, 2013 and 2012.

Revenues

           For the nine months ended September 30, 2013, revenues were approximately $45,509 compared to $21,600 for the nine months ended September 30, 2012, increasing by $23,909. During this time investment income stopped as a result of the sale of the Canyon Shadows investment with only a January 2012 residual payment of $633 and the Company also started recording sales from its subsidiary Pipeline Nutrition, Inc. which represents the majority of our sales in 2013 and 2012.

Cost of Goods Sold

          Cost of goods sold increased to $31,534 for the nine months ended September 30, 2013 from $17,317 for the nine months ended September 30, 2012, an increase of $14,217. This is solely the result of the startup subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 69% of total net sales in 2013.

G & A Expenses

          G&A expense decreased to $113,762 for the nine months ended September 30, 2013 from $140,770 for the nine months ended September 30, 2012, a decrease of $27,008. The majority of the decreased G&A expenses was the result of the company incurring professional fees from due diligence cost associated with reviewing potential investments during the first quarter of 2012. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

           Other items decreased to a net loss of $182 for the nine months ended September 30, 2013 from a net income of $1,057,153 for the nine months ended September 30, 2012, resulting in a total net other item decrease of $1,057,335. The largest items of these differences was the gain on the sale of the Canyon Shadows investment was $927,318 and the settlement of liabilities creating additional debt forgiveness income of $138,304 in the nine months ended September 30, 2012. Interest expense also decreased slightly during the period. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment.

Net income (loss)

           Net Income(loss) increased to a loss of $99,969 for the nine months ended September 30, 2013 from a net income of $920,666 for the nine months ended September 30, a decrease of $1,020,635. The decrease was mostly related to a realized gain on investment and debt forgiveness reported as income noted above. The start up of the Pipeline Nutrition subsidiary in 2013 and with very limited operations in the 2012 period was the only significant change as reported above in net income(loss) for this period.

Analysis of the three months ended September 30, 2013 and 2012.

Revenues

           For the three months ended September 30, 2013, revenues were approximately $22,836 compared to $13,146 for the three months ended September 30, 2012, increasing by $9,690. During this time investment income stopped as a result of the sale of the Canyon Shadows investment with only a January 2012 residual payment of $633 and the balance of all our sales from our subsidiary Pipeline Nutrition, Inc.

Cost of Goods Sold

          Cost of goods sold increased to $18,231for the three months ended September 30, 2013 from $12,712 for the three months ended September 30, 2012, an increase of $5,519. This is solely the result of the start up subsidiary Pipeline Nutrition, Inc. and the cost associated with its products. Cost of goods sold were 79% of total net sales for the quarter ending in 2013 and 96% in 2012 which the company feels is non representative of normal operations as we were in our start up phase for Pipeline Nutrition USA.

G & A Expenses

G&A expense increased to $67,901 for the three months ended September 30, 2013 from $35,353 for the three months ended September 30, 2012, an increase of $32,548. The majority of the decreased G&A expenses was the result of the company incurring professional fees from due diligence cost associated with reviewing potential investments during the first quarter of 2012. The Company also wrote off some of Pipeline Nutrition's initial inventory due to formula irregularities which was corrected in subsequent deliveries. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

           Other items increased to a net expense of $6,809 for the three months ended September 30, 2013 from net expenses of $1, 301 for the three months ended September 30, 2012, resulting in a total net other item increase of $5,508. Interest expense decreased during the three months ended September 30, 2012. This was due to pay down of debt with the proceeds from the sale of the Canyon Shadows investment, previously.

Net income (loss)

           Net Income(loss) increased to a loss of $70,105 for the three months ended September 30, 2013 from a net loss of $36,220 for the three months ended September 30, 2012, an increase of $33,885. The three month change decrease was mostly related to G & A expenses noted above.

Liquidity and Capital Resources

On September 30, 2013 we had cash and cash equivalents totaling $22,946. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2012. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2012 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that, as of September 30, 2013, our internal control over financial reporting were effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

A significant deficiency, is a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that  significant weakness exists due to the items stated above, resulting from the Company’s limited resources and personnel. The Company has moved Tia Owen into the CFO role to help mitigate these weaknesses during the prior period.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

Since inception, we have generated an accumulated deficit of $14,360,205 as of September 30, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of September 30, 2013, we had cash and cash equivalents of $22,964.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of unregistered securities sold by the Company from January 1, 2013 through September 30, 2013.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	Form 8K filed on August 22, 2013 item 5.02 Departure of principal officers appointment of principal officers.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6 day of November 2013.

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

Signature                           Title                    Date

/s/ J. Michael King          President               November 6, 2013
---------------------
   J. Michael King

/s/ T. T. Owen                 Interim CFO          November 6, 2013
-----------------
   T. T. Owen