Form 10-K
period 2013-12-31
BROADLEAF CAPITAL PARTNERS INC
filed 2014-03-17
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $751,940 as of September 30, 2013 (the last business day of the registrant’s most recently completed third fiscal quarter).

As of March 10, 2014, the registrant had 167,097,874 shares of Common Stock outstanding.

PART I

ITEM  1.    DESCRIPTION OF BUSINESS

OVERVIEW

Broadleaf  Capital  Partners,  Inc.,  a  Nevada  corporation   (the   Company), incorporated  February  1984,  has  continued  with its restructuring and plans expansion  through  the ongoing development of its  available  operations,  and other business opportunities.  The Company sold Pipeline Nutrition U.S.A. Inc., one of its two active subsidiaries. The Company retains Sustained Release, Inc. The company is actively seeking new business opportunities to invest in that are cash flow positive and could benefit from exposure to the Companies public markets.

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

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS

Since inception, we have generated an accumulated deficit of $14,029,261 as of December 31, 2013. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of December 31, 2013, we had cash and cash equivalents of $7,045.

OUR AUDITORS ISSUED A GOING CONCERN OPINION WHICH MEANS WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

Our auditors issued a going concern opinion for the fiscal years ended December 30, 2013 and December 31, 2012. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we cannot raise additional capital or generate sufficient revenues to operate profitably, we may have to suspend or cease operations. If that occurs, you will
Lose your investment.

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

We are subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements may first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2013. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

The common stock of the Company is quoted on the OTC Bulletin Board.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2012 through December 31, 2013. The over-the- counter market quotations may reflect inter-dealer  prices, without retail market-up,  markdown  or commission and may not represent actual  transactions. The market information was obtained from Allstock.com (BigCharts) and from Standard & Poors Comstock.

Year Ended December 31, 2012
	High	Low

Quarter 1	0.016	0.001
Quarter 2	0.005	0.001
Quarter 3	0.010	0.001
Quarter 4	0.009	0.004

Year Ended December 31, 2013
	High	Low

Quarter 1	0.031	0.003
Quarter 2	0.005	0.003
Quarter 3	0.005	0.002
Quarter 4	0.008	0.003

RECORD HOLDERS

There is only one class of common stock.  As of December 31, 2013, there were approximately 3,500 shareholders of record for the Company's common stock and a total of 167,097,874 shares of common stock issued and outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a description  of  unregistered securities sold by the Company from January 1, 2012 through December 31 2013 including  the  date  sold,  the  title  of  the securities, the amount  sold,  the  identity  of  the  person who purchased the securities, the price or other consideration paid for the  securities,  and the section  of  the  Securities  Act  of 1933 under which the sale was exempt from registration as well as the factual basis for claiming such exemption.

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

		For the years ended
		12/31/2013	12/31/2012

	Revenues	$8,467	$633

1)	Officer Wages	9,000	9,000
2)	Professional Fees	10,250	38,682
3)	Administrative	26,744	84,808

	Interest expense	0	(9,490)
4)	Debt Forgiveness	46,871	138,238
5)	Realized Gain on Investment	139,050	927,318
	Other Income(Expense)	10,000	0

	NET INCOME	$158,394	$924,209

1)	Salaries, Wages & Personnel Costs are for the principal executive officers as noted above.
2)	Professional Fees include bookkeeping, accounting, auditing and legal fees incurred in conjunction with
	the Company’s public filings processes as well for occasional external help with day-to-day operations,
	as the Company has not hired its permanent accounting or legal staff. Additional Consulting fees
	occur on reviewing potential merger candidates.
3)	All Other expenses include travel, entertainment, supplies, postage and other General &
	Administrative expenses incurred in the day to day operations of the Company.
4)	Settlement of liabilities .
5)	Realized gain on sale of Canyon Shadows limited partnership 2012
	realized gain on sale of Pipeline subsidiary 2013

Results of Operations 2013-2012

Analysis of the calendar years ended December 31, 2013 through calendar years ended December 31, 2012.

Revenues

For the year ended December 31, 2013, revenues were approximately $8,467 compared to $633 for the year ended December 31, 2012, increasing by $7,834. During this time investment income stopped as a result of the sale of the Canyon Shadows investment. The 2012 income was our last regular service fee and the $8,467 in 2013 was a distribution of excess funds.

G & A Expenses

G&A expense decreased to $36,543 for the year ended December 31, 2013 from $130,836 for the year ended December 31, 2012, a decrease of $94,293. The decreases in G&A were caused by heavy start up expenses for the start up subsidiary Pipeline Nutrition USA, Inc. which totaled $46,749 in 2012 and were zero in 2013. Additionally the company recorded decreased professional fees of $28,432 from due diligence cost associated with reviewing potential investments during the 2012 period. The remainder of the expenses was all considered normal small business operating expenses associated with operations.

Other income and expenses

Other items decreased to a net income of $195,921 for the year ended December 31, 2013 from a net income of $1,056,066 for the year ended December 31, 2012, resulting in a total net item decrease of $860,145. The 2012 gain on the sale of the Canyon Shadows investment was $927,318 and there were liabilities settled creating additional debt forgiveness income of $138,238 in 2012 as well. We had income from the sale of our subsidiary Pipeline Nutrition U.S.A. Inc. of $139,050 as well as additional debt forgiveness of $46,871.

Net income (loss)

Net Income decreased to $195,921 for the year ended December 31, 2013 from net income of $924,209 for the year ended December 31, 2012, a decrease of $728,288. The decrease was mostly related to a realized gain on investment and debt forgiveness income noted above along with a cut back in general and administrative expenses in 2013.

Liquidity and Capital Resources 2013-2012

Analysis of the calendar years ended December 31, 2013 through calendar years ended December 31, 2012.

On December 31, 2013 the Company had total assets of $307,045 compared to $219,642 on December 31, 2012 an increase of $87,403. The Company had total liabilities of $27,701 on December 31, 2013 compared to $98,692 on December 31, 2012 a decrease of $70,991. The Company had a total stockholders' equity of $279,344 on December 31, 2013 compared to a stockholders' equity of $120,950 on December 31, 2012 an increase of $158,394. The Company’s small increase in assets resulted from the cash held for operations after the sale of their investment generated enough profit and cash flow to pay off the bulk of their 2011 liabilities and increase the shareholder accounts from a deficit to a small equity.  The Company has also incurred some new liabilities to cover the review of new opportunities to reposition its current investments as possible down payments on new income opportunities to be used in conjunction with the Net Tax Operating Losses to provide a stable cash flow and operating base.

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

As used herein, the term "Company" refers to Broadleaf Capital Partners, Inc., a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated.  Consolidated, audited,  condensed  financial statements including a balance  sheet  for  the Company as of the years ended  December  31,  2013 and December 31, 2012 and audited statements of income, cash flows and changes in shareholders' equity up to the date of such balance  sheets  and  the comparable period of the preceding year are attached hereto as Pages 13 through  32 and are incorporated herein by this reference.

John Scrudato CPA
7 Valley View Drive
Califon, New Jersey 07830
908-534-0008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Broadleaf Capital Partners, Inc.

We have audited the accompanying balance sheet of Broadleaf Capital Partners, Inc. and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Broadleaf Capital Partners,, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses since inception of $14,029,261. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA
Califon, New Jersey
March 3, 2014

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Balance Sheets
	12/31/13	12/31/12
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$7,045	$94,642
Notes receivable current portion	135,000	0
TOTAL CURRENT ASSETS	142,045	94,642
OTHER ASSETS - Note Receivable	165,000	125,000

TOTAL ASSETS	$307,045	$219,642

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,951	$51,821
Accrued interest	0	16,488
Notes payable - current portion	12,750	30,383
TOTAL CURRENT LIABILITIES	27,701	98,692
LONG-TERM DEBT - None	0	0

TOTAL LIABILITIES	27,701	98,692
COMMITMENTS AND CONTINGENCIES (Note 8)
BROADLEAF CAPITAL PARTNERS, INC.( BDLF) SHAREHOLERS' EQUITY
Preferred Stock 100,000,000 authorized at $0.001 par value;
shares issued and outstanding December 31, 2013 and 2012 were 0.	0	0
Common Stock 250,000,000 authorized at $0.001 par value;
shares issued and outstanding December 31, 2013 and 2012
were 167,097,874.	167,098	167,098
Additional paid-in capital	14,141,507	14,141,507
Accumulated deficit	(14,029,261)	(14,187,655)
TOTAL EQUITY	279,344	120,950

TOTAL LIABILITIES, AND EQUITY	$307,045	$219,642

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Operations

	For the Years Ended
	12/31/13	12/31/12
	Audited	Audited

REVENUES	$8,467	$633

OPERATING EXPENSES	36,543	130,836

NET INCOME(LOSS) FROM OPERATIONS	(28,076)	(130,203)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	139,050	927,318
Debt Forgiveness	46,871	138,238
Interest income	10,000	0
Interest expense	0	(9,490)

TOTAL OTHER INCOME (EXPENSE)	195,921	1,056,066

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	167,845	925,863

Income taxes	(9,451)	(1,654)

NET INCOME (LOSS)	$158,394	$924,209

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	0.001	0.006

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	167,097,874	163,318,216

“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	12/31/13	12/31/12
	Audited	Audited
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$158,394	$924,209
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	42,000
Gain on sale of investment	0	(927,318)

Increase (decrease) in accounts payable /accrued expenses	(36,870)	(117,466)
Increase (decrease) in accrued interest	(16,488)	(196,461)
Increase (decrease) in judgments' payable	0	(39,372)

NET CASH USED IN OPERATING ACTIVITIES	105,036	(314,408)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investment	0	952,285

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	952,285

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	0	(430,192)
Extinguishment of debt	(30,383)	0
Issuance of notes payable	12,750	0
Issuance of note receivable	(175,000)	(125,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	$(192,633)	$(555,192)

NET DECREASE IN CASH	(87,597)	82,685

CASH, BEGINNING OF PERIOD	94,642	11,957

CASH, END OF PERIOD	7,045	94,642

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	12/31/13	12/31/12
	Audited	Audited

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$2,459
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued in conversion
of debts and accrued interest and judgements	$0	$180,964
Common stock issued for services	$0	$42,000
Foregiveness of debts included as income	$46,871	$138,238
Common stock issued for judgement settlements	$837	$19,262

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2013 and 2012
"Audited"

						Additional
		Preferred stock		Common Stock		Paid in	Accumulated
		Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance	31-Dec-11	0	$0	142,419,925	$142,420	$13,913,959	$(15,111,864)	$(1,045,485)

Common Stock Issued
for services		0	0	4,500,000	4,500	37,500	0	42,000

Common Stock Issued for
Debt Settlements		0	0	18,177,949	18,178	182,048	0	200,226

Net income for the year
ended December 31, 2012		0	0	0	0	0	924,209	924,209

Balance	31-Dec-12	0	0	165,097,874	165,098	14,133,507	(14,187,655)	120,950

Net income for the year
ended December 31, 2013		0	0	0	0	0	158,394	158,394

Balance	31-Dec-13	0	$0	165,097,874	$165,098	$14,133,507	$(14,029,261)	$279,344

"The accompanying notes are an integral part of these consolidated financial Statements"

NOTE 1 - RECENT COMPANY BACKGROUND

Broadleaf Capital Partners, Inc. (the Company), is a Nevada company. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised during the reporting period. On December 30, 2013 the Company sold a wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. to a related party. Our financial statements presented here have been restated to reflect this event for both periods presented.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All significant intercompany account balances, transactions, profits and losses have been eliminated.

Principles of Consolidation

The financial statements include the accounts of Broadleaf Capital Partners, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method where applicable. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method where applicable.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable,  and accounts payable, the carrying amounts approximate fair value due to their short maturities.

Revenue  Recognition

The Company ASC No. 605 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured.

Cash and Cash Equivalents

Cash comprise cash in hand and cash held on demand with banks. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents comprise of the non-interest bearing checking accounts in US Dollars.

Accounts Receivables, Net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due, and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gain or loss thereon is recognized as operating expenses.

Depreciation is calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, including renewal periods, if shorter. Estimated useful lives are as follows:

Buildings	40 years
Equipment	5-15 years

The Company reviews property, plant and equipment and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability is based on  estimated undiscounted  cash flows. Measurement of  the impairment loss, if any, is based on the difference between the carrying value and fair value.

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2013, and 2012.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2013 and December 31, 2012.

Acquisitions

The Company recognizes the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. Within one year from the date of acquisition, the Company may update the value allocated to the assets acquired and liabilities assumed and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interests acquired. Acquisition costs are expensed as incurred.
Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable,  interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any non-recurring assets and liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 815.

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.”ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Borrowings

Borrowings are recognized initially at cost which is the fair value of the proceeds received, net of transaction costs incurred. In subsequent periods, borrowings are stated at amortized cost  using  the effective yield method; any difference between fair value of the proceeds (net of transaction costs) and the redemption amount is recognized as interest expense over the period of the borrowings.

Provisions

Provisions are recognized when the Company has a present legal or constructive obligation as a result of past events, and it is probable that an outflow of resources will be required to settle the obligation, and a reliable estimate of the amount can be made. Where the Company expects a provision to be reimbursed, for example under an insurance contract, the reimbursement is recognized as a separate asset but only when the reimbursement is virtually certain.

The Company recognizes the estimated liability to repair or replace products sold still under warranty at the balance sheet date. This provision is calculated based on past history of the level of repairs and replacements.

Legal Matters

The Company currently and from time to time is involved in litigation incidental to the conduct of the business. The damages claimed in some of this litigation are substantial. Based on an internal review, the Company accrues reserves using management’s best estimate of the probable and reasonably estimable contingent liabilities. The management does not currently believe that any of these legal claims incidental to the conduct of the business, individually or in the aggregate, will result in liabilities material to the combined financial position, results of operations or cash flows. However, if such estimates related to these contingent liabilities are incorrect, the future results of operations for year could be  materially adversely affected.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. For the years months ended December 31, 2013, and 2012 there were no potential dilutive securities.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Broadleaf Capital Partners, Inc. at December  31,  2013  was 250,000,000 thousand shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 167,097,874 as of December 31, 2013 and 2012.

Preferred Stock

On November 16, 2013, the Company’s Board of Directors authorized the issuance of Preferred stock of 100,000,000 with a par value of $0.001 per share. The terms of these shares will be determined upon issuance.. The Company has not issued any shares as of December 31, 2013.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from  non-owner  sources.  The Company’s comprehensive income equal net income for the years ended December 31, 2013, and 2012.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

No. 2013-01, January 2013, Balance Sheet(Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

NOTE 3 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit  of  $14,029,261  as of December 31, 2013 and has cash flow constraints with a current revenue stream. These trends have been consistent for the past few years, respectively.

These  factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. The ability of the Company to continue  as a  going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations.

In  order to continue as a going concern, develop and generate revenues and achieve  a  profitable  level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the  Company  include  raising additional capital through sales of common stock,  and  entering into acquisition agreements  with profitable  entities  with   significant   operations.   In   addition, management  is  continually  seeking  to streamline its operations  and expand  the business through a variety of  industries,  including  real estate and financial management. However, management cannot provide any assurances  that the Company will be successful in accomplishing any of its plans.

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

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to BDLF for the years ended December 31:

	12/31/2013	12/31/2012

Net Income (Loss)	$158,394	$924,209

Weighted-average common shares outstanding basic:

Weighted-average common stock	167,097,874	163,318,216
Equivalents
Stock options	-	-

Warrants	-	-
Convertible Notes	-	-
Weighted-average common shares
outstanding- Basic & Diluted	167,097,874	163,318,216

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following:

For the Periods Ended,	12/31/2013	12/31/2012

Furniture and fixtures	$0	$0
Computers and software	3,500	3,500
Other equipment	400	400

	3,900	3,900

Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0

	3,900	3,900

Net fixed assets	$0	$0

NOTE 6 - RELATED PARTY TRANSACTIONS

 The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the company. Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space.

During December of this year the Company sold its working wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. which has had  consecutive net loss years to its current CFO and the management of Pipeline. The Company will realize a gain of $139,050 on the transaction in addition receiving potential royalties from the company after the note receivable is paid based on a pre determined formula.

Pipeline currently owes the Company $325,000 from this transaction after an initial $5,000 payment.

The company agreed to set up short term notes payable to the board for unpaid fees during 2013. A short term note was issued to Donna Steward for $3,000 and Charles Snipe for $750 with a state 8% interest rate. In addition the Company agreed to set a short term note payable to President Mike King for his 2013 salary of $9,000 under the same terms.

NOTE 7 – NOTES PAYABLE
Notes payable consist of the following for the periods ended;	12/31/2013	12/31/2012

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	$9,000	$0

Debentures at 10%, unsecured, were to be convertible into common shares at the option of the holder, all debentures are currently in default. This loan was written off in 2013.

	0	10,383

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	3000	0

Short term unsecured working capital demand notes, with
  stated interest rate of 10%. Reclassified back into notes
  payable after the Company confirmed status during the last fiscal audit of the 2010 year-end. This loan was written off in 2013.

	0	20,000

Promissory note from a related party dated December 30, 2013 with a interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	750	0

Total Notes Payable	12,750	30,383

Less Current Portion	12,750	30,383

Long Term Notes Payable	$0	$0

The aggregate principal maturities of notes payable are as follows:
All are classified as short term by the Company. During these periods, the
Company was in default on two notes payable.  The note holders have not taken any legal action against the Company as permitted by the agreements.

Accrued interest on these notes totaled:	$0	$16,488

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

NOTE 9 – SUBSEQUENT EVENTS

None.

NOTE 10 - NOTES RECEIVABLE

During 2013 the company sold its working subsidiary Pipeline Nutrition U.S.A. Inc. to a related party and delayed the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing the note to $135,000. In addition to delaying on the collection of their note the Company will receive $165,000 in total, $5,000 in February  2014 and the balance of $160,000 at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. Additionally the Company will receive royalties from all future Pipeline sales at an agreed upon formula after payments of the note.

NOTE 11 – INCOME TAXES

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

Currently the Company has projected $14,029,261 as of December 31, 2013 in Net Loss Operating Loss carryforwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2014 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carryforward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing it’s business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	12/31/2013	12/31/2012

Deferred tax assets:
Beginning NOL Carryover	14,029,261	14,187,655

Adjusted Taxable Income(loss)	851,928	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,177,333	13,335,727

Tax Benefit Carryforward	4,480,293	4,534,147

Valuation allowance	(4,480,293)	(4,534,147)

Net deferred tax asset	0	0

Net Valuation Allowance	(4,480,293)	(4,534,147)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,480,293 at December 31, 2013 and $4,534,147 at December 31, 2012. The allowance is calculated as equal to the full potential tax benefit of the December 31, 2013 NOL value of $14,029,261.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2012 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A. Controls and Procedures.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2013 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2013, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

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

The Company has resolved a number of prior material deficiencies recorded in prior years and has appointed T.W. Owen as its chief financial officer in August of 2013 to increase the separation of control functions within the Company and allow for greater financial statement management. During the course of our audit we noted the following significant deficiencies.

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

The following persons constitute all of the Company’s Executive Officers and Directors:

NAME	AGE	POSITION
J. Michael King	75	President
T.W. Owen	65	CFO
Donna Steward	72	Director
Charles Snipes	92	Director
Robert Anderson	52	Director

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

T.W. Owen

Owen has over 35 years experience business experience as listed here. 2010 – 2013 Free-lance consultant assisting start-ups,
2007 – 2010 COO - Metabolic Research, Inc. publicly traded nutritional manufacturer. 1981 – 2007 Entrepreneur & marketing & management consultant (Built & sold several small businesses and assisted startup companies and “turnarounds”), 1978 – 1981 COO Universal Commerce Data Corp – (founded international database company), 1970- 1978 Entrepreneur & marketing & management consultant (Built & sold several small businesses and assisted startup companies and “turnarounds”) and 1968 – 1970 Motorola (Conducted state of the art solid state R & D programs)

Robert Anderson

Mr. Anderson graduated from San Diego State University, 1981. Mr. Anderson started Product Brokers International directly out of college He has since worked overseas and in the United States on a broad range of projects from international seafood importer, investment and energy credits, and an offset trading company. In the late 90’s he worked with American Lighting, a privately owned energy conservation company helping companies navigate the utilities industry. Mr. Anderson is the founder of PowerTec Marketing which is now a wholly-owned subsidiary of the Right Answer Solutions and is presently the President/CEO of Right Answer Solution, a consulting firm.

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

ITEM  11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL	YEAR	ANNUAL COMPENSATION	POSITION	Long Term Compensation
J. Michael King	2013	$ 9,000	President

Narrative Disclosure to Summary Compensation Table

Salary described in the Summary Compensation Table consists of cash payments and accrued amounts owed to such named executive officers as of December 31, 2013. The Company does not have any other forms of compensation arrangements nor has the Company paid such named executive officers any additional compensation.  There are no bonus plans, stock awards, option awards, non-equity incentive plans, non-qualified deferred compensation plans or other compensation programs, and there are no outstanding unexercised options, unvested stocks or equity incentive plan awards as of December 31, 2013.

Employment Agreements
The Company does not have any employment agreements with its executive officers.  Our executive officers are employees-at-will and, therefore, may be terminated at any time, with or without cause, and with no severance award owed to them.

Director Compensation
The Company’s directors do not receive cash compensation for their services on the board of directors. There is a fee payable of $250 per meeting plus non-employee directors are reimbursed for out-of-pocket expenses associated with attending Company meetings and otherwise fulfilling their duties as directors. All unpaid fees have been accrued by the company through December 31, 2013.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, the number and percentage of  outstanding shares of common stock  which,  according  to  the  information supplied to us, were beneficially owned by (i) each current director, (ii) each current  executive  officer, (iii) all current directors and executive officers as a  group, and (iv)  each   person  who,  to our knowledge, is the beneficial owner  of more than 5% of our outstanding common  stock.  Except as otherwise indicated,  the  persons  named  in  the  table  below  have  sole  voting  and dispositive  power  with  respect  to all shares beneficially owned, subject to community property laws (where applicable).

Class	Beneficial owner			Amount of	Ownership
Type	Name	Title	Address	Ownership	Percentage

Common Stock	J. Michael King	Officer	3887 Pacific Street . Las Vegas, NV 89146	15,050,000	9.00%
Common Stock	Donna Steward	Director	3887 Pacific Street . Las Vegas, NV 89146	9,425,000	5.62%
Common Stock	Charles Snipes	Director	3887 Pacific Street . Las Vegas, NV 89146	1,800,000	1.08%
Common Stock	T.W. Owen	Officer	3887 Pacific Street . Las Vegas, NV 89146	0	*
Common Stock	Robert Anderson	Director	6290 Severin Dr. La Mesa, CA 91942	11,450,000	6.83%

			Total as Group	37,725,000	22.53%

* denotes less than one percent

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

During the fiscal years ended December 31, 2012 and December 31, 2013, the Company engaged in the following transactions with a related person:

The Company occasionally pays for operating expenses of the partnerships and is reimbursed as funds become available to the company. Additionally, the Company uses 500 square feet of office space from its Interim President rent free. There are no commitments attached to this space.

During December of this year the Company sold its working wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. which has had  consecutive net loss years to its current CFO and the management of Pipeline. The Company will realize a gain of $139,050 on the transaction in addition receiving potential royalties from the company after the note receivable is paid.

Pipeline currently owes the Company $325,000 from this transaction after an initial payment of $5000.  T.W. Owen has personally guaranteed Pipeline obligations to the Company.

The company agreed to set up short term notes payable to the board for time spent working during 2013. A short term note was issued to Donna Steward for $3,000 and Charles Snipe for $750 with a state 8% interest rate. In addition the Company agreed to set a note payable to President Mike King for his 2013 salary of $9,000 under the same terms.

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

Audit Fees 2012  $14,000

Audit Fees 2013  $10,000

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

      (a)   Exhibits

The Pipeline sale agreement is attached hereto as Exhibit number 1.

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

The following reports on Form 8-K were filed during the period covered by this
Form 10-KSB:

August 22, 2013 -  ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS APPOINTMENT OF PRINCIPAL OFFICERS

December 4, 2013 - ITEM 2.01 ACQUISITION OR DISPOSAL OF ASSETS

EXHIBIT
NO.               DESCRIPTION

1                    Pipeline Sale Agreement

                      ARTICLES OF INCORPORATION AND BY-LAWS

3(i)*              Articles of Incorporation as amended

3(vi)*            Bylaws

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

31.2              Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2             Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 11 day of March, 2014.

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

Signature                           Title                    Date

/s/ J. Michael King         President             March 11, 2014
---------------------
   J. Michael King

/s/T.W. Owen                  CFO                     March 11, 2014
-----------------
   T. W. Owen