Form 10-Q
period 2014-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2014-05-02
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 15, 2014 the registrant had 167,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Balance Sheets
	3/31/14	12/31/13
	"Unaudited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$51,242	$7,045
Notes receivable current portion	130,000	135,000
TOTAL CURRENT ASSETS	181,242	142,045
Notes Receivable - net of current portion	165,000	165,000
Property, plant and equipment, net	45,650	0
Intangible assets	7,751,031	0
Goodwill	256,000	0
TOTAL ASSETS	$8,398,923	$307,045
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,982	$14,951
Accrued interest	510	0
Notes payable - current portion	17,250	12,750
TOTAL CURRENT LIABILITIES	112,742	27,701

TOTAL LIABILITIES	112,742	27,701
COMMITMENTS AND CONTINGENCIES (Note 8)
BROADLEAF CAPITAL PARTNERS, INC.( "BDLF")SHAREHOLERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series A $0.01 par value 900 shares
issued and outstanding at March 31, 2014 and none at December 31, 2013	9	0
Series B $0.01 par value 300,000 shares issued and outstanding at March 31, 2014
and none at December 31, 2013.	3,000	0
Common Stock 250,000,000 authorized at $0.001 par value; 167,097,874
shares issued and outstanding March 31, 2014 and December 31, 2013.	167,098	167,098
Additional paid-in capital	22,161,875	14,141,507
Accumulated deficit	(14,045,801)	(14,029,261)
TOTAL EQUITY	8,286,181	279,344
TOTAL LIABILITIES, AND EQUITY	$8,398,923	$307,045

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Operations

	For the Three Months Ended
	3/31/14	3/31/13
	"Unaudited"	"Unaudited"

REVENUES	$0	$10,377

COST OF SALES	0	8,684

GROSS PROFIT	0	1,693

OPERATING EXPENSES	16,030	29,783

NET INCOME(LOSS) FROM OPERATIONS	(16,030)	(28,090)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	0	8,467
Other Income	0	2,236
Interest expense	(510)	(1,262)

TOTAL OTHER INCOME (EXPENSE)	(510)	9,441

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	(16,540)	(18,649)

Income taxes	0	0

NET INCOME (LOSS)	$(16,540)	$(18,649)

BASIC INCOME (LOSS) PER SHARE
Basic Income(Loss) Per Share	(0.000)	(0.000)
Diluted Income (Loss) Per Share	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	167,097,874	167,097,874
DILUTED	317,485,961	167,097,874
“The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Cash Flows
	For the Three Months Ended
	3/31/14	3/31/13
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(16,540)	$(18,649)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	0	0

Increase (decrease) in accounts payable /accrued expenses	80,031	(7,503)
Increase (decrease) in accrued interest	510	578
(Increase) decrease in other assets	0	2,265
(Increase) decrease in inventory	0	975

NET CASH USED IN OPERATING ACTIVITIES	64,001	(22,334)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible assets	(8,007,031)	0
Purchase of equipment	(45,650)	0

NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(8,052,681)	0

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes receivable	5,000	0
Proceeds from notes payable	4,500	0
Issuance of preferred stock series A	7,722,650	0
Issuance of preferred stock series B	300,727	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	$8,032,877	$0

NET DECREASE IN CASH	44,197	(22,334)

CASH, BEGINNING OF PERIOD	7,045	107,627

CASH, END OF PERIOD	51,242	85,293

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Cash Flows (Continued)

	For the Three Months Ended
	3/31/14	3/31/13
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$684
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series A & B stock issued
in purchase of acquisition assets	$8,023,377	$0
Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

BROADLEAF CAPITAL PARTNERS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

NOTE 1 - RECENT COMPANY BACKGROUND

Broadleaf Capital Partners, Inc. (the Company), is a Nevada company. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised and the subsidiary is still inactive. On December 30, 2013 the Company sold an active wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. to a related party. Our financial statements presented here have been restated to reflect this event for both periods presented. During March 2014 we formed a new subsidiary Texas Gulf Exploration  and Production, Inc. which  on March 28, 2014  acquired the majority of assets of Texas Gulf Oil & Gas Inc.. Also in March 2014 we formed another new subsidiary Legal Capital Corp. which on March 28, 2014 acquired the majority of assets of Litigation Capital, Inc.. On March 31, 2014 we entered into a rescission agreement with our subsidiary Sustained Release, Inc. No sales of Series A Preferred Stock were ever sold in this proposed private placement and the Company has withdrawn this private offering.

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
AS OF MARCH 31, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended March 31, 2014, and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2014 and March 31, 2013.

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
AS OF MARCH 31, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Legal Matters

The Company is not currently involved in any litigation and no reserves for litigation costs have been made at this time.

Special Purpose Entities

The Company does not have any off-balance sheet financing activities.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. The Company has currently authorized a Series A Preferred stock which is convertible at a rate of one share of preferred stock into one percent of the fully diluted common stock outstanding at the close of business on the last day prior to the date of notice of conversion.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Broadleaf Capital Partners, Inc. at March 31, 2014  was 250,000,000 thousand shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 167,097,894 as of March 31, 2014 and 2013.

Preferred Stock

On November 16, 2013, the Company’s Board of Directors authorized the issuance of Preferred stock of 10,000,000 with a par value of $0.01 per share. The terms of these shares will be determined upon issuance.

In March of 2014 the Company issued 900 shares of Series A Preferred Stock. Series A Preferred Stock shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock . Each share of Series A Preferred Stock shall be  convertible at the option of the holder at any time, after the date of issuance of such shares. Each Series A Preferred Share converts into one hundred thousand (100,000) shares of Common Stock.

No holder of the Series A Preferred shall be entitled to convert the Series A Stock to the extent, but only to the extent that such conversion would, upon giving effect to such conversion, cause the aggregate number of Common Stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of Common Stock following such conversion.

On all matters the holders of Series A Preferred Stock and the holders of Common Stock shall vote together and not as separate classes and the Series A Preferred Stock shall be counted on an "as converted" basis times 100.

In March of 2014 the Company issued 300,000 shares of Series "B" Preferred stock. The holders of Series B Preferred Stock shall be entitled to when and if declared by the Board of Directors out of the funds of the Company, non cumulative cash dividends accruing on a daily basis from the date of issuance of the Series B Preferred Stock through and including the date on which dividends are paid at an annual rate of six percent (6%) per share of Series B Preferred Stock.

Series B Preferred Stock shall rank senior to the Common Stock and junior to the Series A Preferred Stock.

On all matters the holders of Series A Preferred Stock and the holders of Common Stock shall vote together and not as separate classes and the series B Preferred Stock shall be counted as one vote per each share.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from  non-owner  sources.  The Company’s comprehensive income equal net income for the quarters ended March 31, 2014, and 2013.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

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

NOTE 4 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit  of  $14,045,801  as of March 31, 2014 and has cash flow constraints with a current revenue stream. These trends have been consistent for the past few years, respectively.

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the quarters ended March 31:

	3/31/2014	3/31/2013

Net Income (Loss)	$(16,540)	$(18,649)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	167,097,874	167,097,874
Equivalents
Stock options	-	-
Warrants	-	-
Convertible Preferred Series A	90,000,000	-
Weighted-average common shares
Weighted-average common stock - Diluted	257,097,874	167,097,874

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	3/31/2014	12/31/2013

Property, plant and equipment consist of the following:

Equipment	$45,650	$0
Computers and software	3,500	3,500
Other equipment	400	400
Total property, plant and equipment	49,550	3,900
Less:
Accumulated depreciation	3,900	3,900
Current depreciation expense	0	0
Total accumulated depreciation	3,900	3,900

Net property, plant and equipment	$45,650	$0

Intangible assets consist of:

Intangible customer assets	$7,751,031	$0
Goodwill	$256,000	$0
Less:
Impairment	0	0

Net intangible assets	$8,007,031	$0

Acquired assets have not yet been placed in service. No depreciation expense for the quarter.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

Pipeline currently owes the Company $300,000 from this transaction and no cash was exchanged in the initial transaction.

The Company agreed to set up short term notes payable to the board for unpaid fees during 2013 and the first quarter of 2014. A short term note was issued to Donna Steward for $3,750 and Charles Snipes for $1,500 , Robert Anderson for $750, with a stated 8% interest rate. In addition the Company agreed to set a short term note payable to President Mike King for his 2013 and first quarter 2014 salary of $11,250 under the same terms.

Our  subsidiary Texas Gulf Exploration & Production  Inc. has entered into a five year  agreement  where we will have the right of first refusal to provide all wellhead services for all of Texas Gulf Oil & Gas, Inc. oil and or gas wells at a fee of cost plus 10% for such services. However, the value for such contract, as reported herein is only a potential future value and differ significantly as it is dependent on upon the future price of oil and the Company's ability to raise capital for the cost of providing services under the contract.

Texas Gulf Oil & Gas, Inc. shall have a 60-day right of first refusal to invest funds in any new oil or gas leases that Texas Gulf Exploration & Production  Inc. locates and signs leases for.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	3/31/2014	12/31/2013

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.	$11,250	$9,000

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.	3,750	3,000

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.	750	0

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.	1,500	750

Total Notes Payable	17,250	12,750

Less Current Portion	17,250	12,750

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$510	$0

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2013 Robert Anderson resigned from our Board of Directors and a Form 8K was filed.

On April 14, 2013 Mike King resigned as our president. At the same time Damon L. Wagley was named President to take his place. Mr. Wagley was also appointed to Board of Directors and will serve as President of one of our subsidiaries, Texas Gulf Exploration and Production, Inc.

On April 28, 2014 the Company amended and restated its Certificate of Designations of its Preferred Stock Series A, effective March 31, 2014 in regards to rights and conversion formula as described under Preferred Stock.

NOTE 11 - ACQUISITIONS

On March 28, 2014 The Company's subsidiary Legal Capital Corp, acquired certain assets of Litigation Capital Corp. Also on March 28, 2014, the Company's subsidiary Texas Gulf  Exploration & Production acquired certain assets of Texas Gulf Oil and Gas Inc..The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert and the acquisition of the key operating assets were audited as significant subsidiaries.
The valuation of the assets acquired from Texas Gulf Oil & Gas is based upon potential future earnings from the 5 year oil well servicing contract by and between our subsidiary Texas Gulf Exploration & Production  and Texas Gulf Oil & Gas.  The potential earnings are not guaranteed and could differ significantly due to the market price of crude oil and the inability of the Company to raise the capital necessary to sustain the operations of our subsidiary. A summary of the purchase price, assets acquired and other information for each of these business purchases is as follows:

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 11 - ACQUISITIONS  (CONTINUED)

	Litigation	Texas
	Capital	Gulf Oil
	Corp.	& Gas
		Assets

Cash	$45,727	$0

Intangible assets	256,000	7,751,031

Equipment	0	45,650

Total Assets Purchased	$301,727	7,796,681

Components of purchase price

Series A Preferred	$0	$7,722,650

Series B Preferred	300,727	0

Assumption of liabilities	1,000	74,031

Total purchase price	$301,727	$7,796,681

NOTE 12 - NOTES RECEIVABLE

During 2013 the company sold its working subsidiary Pipeline Nutrition U.S.A. Inc. to a related party and delayed the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. In addition to delaying on the collection of their note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February  2013, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. Additionally the Company will receive royalties from all future Pipeline sales at an agreed upon formula after payments of the note.

NOTE 13 – INCOME TAXES

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 13 – INCOME TAXES (CONTINUED)

Currently the Company has projected $14,045,801 as of March 31, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2014 and 2029.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	3/31/2014	12/31/2013
Deferred tax assets:

Beginning NOL Carryover	$13,177,333	$14,029,261

Adjusted Taxable Income(loss)	(16,540)	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,193,873	13,177,333

Tax Benefit Carry-forward	4,485,917	4,480,293

Valuation allowance	(4,485,917)	(4,480,293)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(4,485,917)	$(4,480,293)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,485,917 at March 31, 2014 and $4,480,293 at December 31, 2013.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 14 - ACQUISITION PRO FORMA NUMBERS

During the month of March 2013 we acquired the assets of two companies Litigation Capital Corp.(Litigation) and Texas Gulf Oil & Gas (TGOG), which qualify as significant subsidiaries. We have detailed the transaction in our other footnotes on acquisitions and stock. Since we have acquired these assets prior to the close of our quarter, we are including the audited pro forma numbers for 2013 and 2012.

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Balance Sheets
		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	12/31/13	12/31/13	12/31/13	12/31/13
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$7,045	$53,890	$0	$60,935
Notes receivable current portion	135,000	0	0	135,000
TOTAL CURRENT ASSETS	142,045	53,890	0	195,935
Note Receivable - Net of Current Portion	165,000	0	0	165,000
Property, Plant and Equipment	0	0	32,610	32,610
Intangible assets	0	0	7,751,031	7,751,031
Goodwill	0	255,000	0	255,000
Investments in Sub	8,098,408	0	0	0

TOTAL ASSETS	$8,405,453	$308,890	$7,783,641	$8399,576
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,951	$0	$58,400	$73,351
Accrued interest	0	0	0	0
Notes payable - current portion	12,750	0	0	12,750
TOTAL CURRENT LIABILITIES	27,701	0	58,400	86,101

TOTAL LIABILITIES	27,701	0	58,400	86,101
COMMITMENTS AND CONTINGENCIES
BROADLEAF CAPITAL PARTNERS, INC.( "BDLF")SHAREHOLERS' EQUITY
Preferred Stock 10,000,000 authorized all series:
Series A $0.01 par value 900 shares issued and outstanding at December 31, 2013.	9	0	0	9
Series B $0.01 par value 300,000 shares issued and outstanding at December 31, 2013	3,000	0	0	3,000
Common Stock 250,000,000 authorized at $0.001
par value; 167,097,874 shares issued and outstanding December 31, 2013.	167,098	0	0	167,098
Additional paid-in capital	22,236,906	355,025	7,725,241	22,218,764
Accumulated deficit	(14,029,261)	(46,135)	0	(14,075,396)
TOTAL EQUITY	8,377,752	308,890	7,725,241	8,313,475
TOTAL LIABILITIES, AND EQUITY	$8,405,453	$308,890	$7,783,641	$8,399,576

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Statements of Operations

		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	For the Years Ended
	12/31/13	12/31/13	12/31/13	12/31/13
	Audited	Audited

REVENUES	$8,467	$0	$33,042	$41,509

COST OF SALES	0	0	32,002	32,002

GROSS PROFIT	8,467	0	1,040	9,507

OPERATING EXPENSES	36,543	27,551	97,089	161,183

NET INCOME(LOSS) FROM OPERATIONS	(28,076)	(27,551)	(96,049)	(151,676)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	139,050	0	0	139,050
Debt Forgiveness	46,871	0	0	46,871
Interest income	10,000	0	0	10,000
Interest expense	0	0	0	0

TOTAL OTHER INCOME (EXPENSE)	195,921	0	0	195,921

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	167,845	(27,551)	(96,049)	44,245

Income taxes	(9,451)	0	0	(9,451)

NET INCOME (LOSS)	$158,394	$(27,551)	$(96,049)	$34,794

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	0.001	(27.551)		0.000

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	163,318,216	1,000		163,318,216

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Balance Sheets
		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	12/31/12	12/31/12	12/31/12	12/31/12
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$94,642	$31,416	$0	$126,058
Notes receivable current portion	0	0	0	0
TOTAL CURRENT ASSETS	94,642	31,416	0	126,058
Note Receivable - Net of Current Portion	125,000	0	0	125,000
Property, Plant and Equipment	0	0	39,130	39,130
Intangible assets	0	0	7,751,031	7,751,031
Goodwill	0	255,000	0	255,000
Investments in Sub	8,098,408	0	0	0

TOTAL ASSETS	$8,318,050	$286,416	$7,790,161	$8,296,219
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,821	$0	$0	$51,821
Accrued interest	16,488	0	0	16,488
Notes payable - current portion	30,383	0	0	30,383
TOTAL CURRENT LIABILITIES	98,692	0	0	98,692

TOTAL LIABILITIES	98,692	0	0	98,692
COMMITMENTS AND CONTINGENCIES
BROADLEAF CAPITAL PARTNERS, INC. ("BDLF")SHAREHOLERS' EQUITY
Preferred Stock 10,000,000 authorized all series:
Series A $0.01 par value 900 shares issued and outstanding
at December 31, 2013	9	0	0	9
Series B $0.01 par value 300,000 shares issued and
outstanding at December 31, 2013	3000	0	0	3,000
Common Stock 250,000,000 authorized at $0.001
par value; 167,097,874 shares issued and outstanding December 31, 2013.	167,098	0	0	167,098
Additional paid-in capital	22,236,906	305,000	7,790,161	22,233,659
Accumulated deficit	(14,187,655)	(18,584)	0	(14,206,239)
TOTAL EQUITY	8,219,358	286,416	7,790,161	8,197,527
TOTAL LIABILITIES, AND EQUITY	$8,318,050	$286,416	$7,790,161	$8,296,219

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Statements of Operations

		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	For the Year Ended
	12/31/12	12/31/12	12/31/12	12/31/12
	Audited	Audited

REVENUES	$633	$0	$54,671	$55,304

COST OF SALES	0	0	5,652	5,652

GROSS PROFIT	633	0	49,019	49,652

OPERATING EXPENSES	130,836	18,584	68,888	218,308

NET INCOME(LOSS) FROM OPERATIONS	(130,203)	(18,584)	(19,869)	(168,656)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	927,318	0	0	927,318
Debt Forgiveness	138,238	0	0	138,238
Other Expense	0	0	(2,163)	(2,163)
Interest income	0	0	0	0
Interest expense	(9,490)	0	0	(9,490)

TOTAL OTHER INCOME (EXPENSE)	1,056,066	0	(2,163)	1,053,903

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	925,863	(18,584)	(22,032)	885,247

Income taxes	(1,654)	0	0	(1,654)

NET INCOME (LOSS)	$924,209	$(18,584)	$(22,032)	$883,593

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	0.006	(18.584)		0.005

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	163,318,216	1,000		163,318,216

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

OVERVIEW

About Broadleaf Capital Partners:

Broadleaf Capital Partners, Inc. targets unique, promising technologies we believe can improve business growth and profitability, with a particular emphasis on energy markets. We apply those technologies by incubating emerging companies with innovative business plans that can utilize these technologies to substantially improve market share and  bottom line performance. We also support our companies in obtaining the necessary working capital financing to finance their growth, and in select cases, we will make direct loans and/or equity investments in our own subsidiary companies as well as consider minority investments in non-wholly owned subsidiaries. In the future, we intend to monetize our investments in these companies either by outright sale, or spin off of the company's shares to our shareholders into the public markets. However, there is no assurance the Company will successfully either sell their investments outright or successfully complete the spinoff of the Company’s shares to its shareholders.

BUSINESS STRATEGY

The Company continuously seeks and evaluates investment opportunities in the technology arena that have the potential to significantly improve the growth and profitability of existing industries, particularly in the energy markets. The Company has in the past, and may  again  in the future,  raise  capital for general corporate purposes or specifically  for  the  purpose  of making   an investment in markets  the company believes will provide appropriate returns to our shareholders. The services of the investment banking community will be retained as well to aid the Board in development and implementation of our strategic plan. The Company is currently  incorporating new investment opportunities as subsidiaries which we believe can grow under the public parent and eventually be sold in their entirety or spun off to our shareholders as their own independently traded public companies .

The Company continues to look to create shareholder value through strategic joint-ventures with members of the Private Equity, Venture Capital or  Merchant Banking communities  to assist them  in the creation of liquid exit strategies for their existing portfolio interests as they are identified for disposition by allowing us to invest privately in a minority position in the portfolio companies, which investment at a later date may be spun off to our shareholders. . Identifying  and  developing  each  new business opportunity  may  require  the Company  to  dedicate  certain  amounts  of   financial  resources,  management attention, and personnel, with no assurance that  these  expenditures  will  be recouped in the near or long term, as the Company believes our strategy is basically long term in nature and may well result in little to no near term income.   The   selection  of  companies we choose to incubate will depend upon a determination of whether  a company offers a viable, well-conceived  business plan, experienced management, available capital and an acceptable  likelihood  of success, which is never guaranteed and does have the risk of loss to the Company and its shareholders.

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

Results of Operations 2014-2013

Analysis of the three months ended March 31, 2014 and 2013.

Revenues

           For the three months ended March 31, 2014, revenues were $0 compared to $10,377 for the three months ended March 31, 2013, decreasing by $13,377. Sales for last period are from our former subsidiary Pipeline Nutrition, USA  which was disposed of prior to the March 2014 quarter.

Cost of Goods Sold

           For the three months ended March 31, 2014, cost of sales were $0 compared to $8,684 for the three months ended March 31, 2013, decreasing by $8,684. Cost of sales for last period are from our former subsidiary Pipeline Nutrition, USA  which was disposed of prior to the March 2014 quarter.

G & A Expenses

          G&A expense decreased to $16,030 for the three months ended March 31, 2014 from $29,783 for the three months ended March 31, 2013, an decrease of $13,753. The majority of the decreased G&A expenses was the result of the company cutting down all unnecessary expenses as it prepared to launch its two new subsidiaries. The $13,753 represented filing fees and the cost associated with maintaining our filings.

Other income and expenses

           Other items decreased to a net expense of $510 for the three months ended March 31, 2014 from net other income  of $9,441 for the three months ended March 31, 2013, resulting in a total net other item decrease of $9,951. Interest expense decreased during the three months ended March 31, 2014 from the year earlier period by $752 as our debt decreased. During the March 2013 quarter the Company was still receiving small payouts from prior investments which is why we had a positive other net income a year ago.

Net income (loss)

           Net Income(loss) decreased to a loss of $16,540 for the three months ended March 31, 2014 from a net loss of $18,649 for the three months ended March 31, 2013, an decrease of $2,109. The three month decrease was mostly related to G & A expenses noted above.

Liquidity and Capital Resources

On March 31, 2014 we had cash and cash equivalents totaling $51,242. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

The Company has acquired substantial assets in addition to  forming two new subsidiaries  that are expected to generate sufficient liquidity for the coming twelve months.  We continually seek additional opportunities through potential acquisitions or investments. Our working capital and additional funding requirements will depend upon numerous factors to be determined on a case by case basis as these opportunities arise.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2013 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2014. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The Company has resolved a number of prior material deficiencies recorded in prior years and has appointed T.O. Owens as its chief financial officer in August of 2013 to increase the separation of control functions within the Company and allow for greater financial statement management. During the course of our audit we noted the following significant deficiencies.

1)
      Because of the Company's small number of people and its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

2)
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

ITEM 1A.    RISK FACTORS

An investment in our Common Stock is highly speculative, involves a high degree of risk and should be considered only by those persons who are able to afford a loss of their entire investment. In evaluating our business, prospective investors should carefully consider the following risk factors in addition to the other information included in this Quarterly Report.

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

CHANGES IN COMMODITY PRICES MAY EFFECT OUR FUTURE PROFITABILTY.

The valuation of the assets acquired from Texas Gulf Oil & Gas is based upon potential future earnings from the 5 year oil well servicing contract by and between our subsidiary Texas Gulf Exploration & Production  and Texas Gulf Oil & Gas.  The potential earnings are not guaranteed and could differ significantly due to the market price of crude oil and the inability of the Company to raise the capital necessary to sustain the operations of our subsidiary.

WE HAVE AN ACCUMULATED DEFICIT AND MAY CONTINUE TO HAVE LOSSES IN THE FUTURE, WHICH COULD HAVE A NEGATIVE IMPACT ON OUR OPERATIONS.

Since inception, we have generated an accumulated deficit of $14,045,801 as of March 31, 2014. We are increasing development, growth and acquisition activity which will result in increased expenses which could result in additional losses in the next 12 months. These losses could continue until such time, as we are able to generate sufficient revenues to finance our operations and the costs of continuing expansion. As of March 31, 2014, we had cash and cash equivalents of $51,242.

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

We may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock who do not have anti-dilution rights. Those additional issuances of our common stock would result in a reduction of an existing holder's percentage interest in Broadleaf Capital Partners, Inc. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

•	On March 28, 2014 the Company issued 90 shares of Series A Convertible Preferred Shares to Texas Gulf Oil & Gas, Inc. in exchange for assets purchased.

•	On March 28, 2014 the Company issued 300,000 shares of Series B Preferred Shares to Litigation Capital, Inc. in exchange for assets purchased.

ITEM  5. OTHER INFORMATION

•
On April 28, 2014, the Company has amended and restated its Certificate of Designations for its Preferred Stock Series A, C and D.  The issued Preferred Series A amended its par value to $0.01 per share and its conversion rights to 100,000 shares of Common Stock per each share of Preferred Stock Series A..

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	Form 8K filed on February 19, 2014 item 2.01 Completion of acquisition or disposition of assets.

•
Form 8K filed on April 4, 2014 item 1.01 Entry into a material agreement, item 2.01 Completion of acquisition or disposition of assets , and item 5.02 Departure of principal officers, appointment of principal officers.

•	Form 8K filed on April 14, 2014 item 5.02 Departure of principal officers, appointment of principal officers.

EXHIBIT NO.	DESCRIPTION

3(i) *	Articles of Incorporation as amended

3(vi) *	Bylaws

21	Subsidiaries

25	Audited financial statements of acquired assets

4.2	Amendment to Preferred Shares

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 29th day of April, 2014.

                                           Broadleaf Capital Partners, Inc.

                                           /s/  Damon L. Wagley
                                          ----------------------------
                                          President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                    Date

/s/ Damon L. Wagley     President               April 29, 2014
---------------------
   Damon L. Wagley

/s/ T. W. Owen                 CFO                    April 29, 2014
-----------------
   T. W. Owen