Form 10-Q/A
period 2014-03-31
BROADLEAF CAPITAL PARTNERS INC
filed 2014-05-09
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(No. 1)
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

As of May 7, 2014 the registrant had 167,097,874 shares of common stock outstanding.

Broadleaf Capital Partners, Inc.

Broadleaf Capital Partners, Inc.
FORM 10-Q/A

EXPLANTORY NOTE

We filed our Quarterly Report on Form 10-Q for the year quarterly period ended March 31, 2014 (the "Form 10-Q") on May 2, 2014.  Subsequent to the filing if the Form 10-Q, it was determined that their were several typographical and other errors, while not material, if corrected would provide a more clear presentation of the Quarterly Report.  This Form 10-Q/A includes new Rule 13a-14(a)/15d-14(a) certificates as Exhibits 31.1 and 31.2, and new certifications pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 32.1 and 32.2.  This 10-Q/A does not reflect events that may have occurred subsequent to the original filing date.

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Balance Sheets
	3/31/14	12/31/13
	"Unaudited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$51,242	$7,045
Notes receivable current portion	130,000	135,000
TOTAL CURRENT ASSETS	181,242	142,045
Notes Receivable - net of current portion	165,000	165,000
Property, plant and equipment, net	45,650	0
Intangible assets	7,751,031	0
Goodwill	256,000	0
TOTAL ASSETS	$8,398,923	$307,045
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$94,982	$14,951
Accrued interest	510	0
Notes payable - current portion	17,250	12,750
TOTAL CURRENT LIABILITIES	112,742	27,701

TOTAL LIABILITIES	112,742	27,701
COMMITMENTS AND CONTINGENCIES (Note 8)
BROADLEAF CAPITAL PARTNERS, INC.( "BDLF")SHAREHOLDERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series A $0.01 par value 900 shares
issued and outstanding at March 31, 2014 and none at December 31, 2013	9	0
Series B $0.01 par value 300,000 shares issued and outstanding at March 31, 2014
and none at December 31, 2013.	3,000	0
Common Stock 250,000,000 authorized at $0.001 par value; 167,097,874
shares issued and outstanding March 31, 2014 and December 31, 2013.	167,098	167,098
Additional paid-in capital	22,161,875	14,141,507
Accumulated deficit	(14,045,801)	(14,029,261)
TOTAL EQUITY	8,286,181	279,344
TOTAL LIABILITIES AND EQUITY	$8,398,923	$307,045

BROADLEAF CAPITAL PARTNERS, INC.
Consolidated Statements of Operations

	For the Three Months Ended
	3/31/14	3/31/13
	"Unaudited"	"Unaudited"

REVENUES	$0	$10,377

COST OF SALES	0	8,684

GROSS PROFIT	0	1,693

OPERATING EXPENSES	16,030	29,783

NET INCOME(LOSS) FROM OPERATIONS	(16,030)	(28,090)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	0	8,467
Other Income	0	2,236
Interest expense	(510)	(1,262)

TOTAL OTHER INCOME (EXPENSE)	(510)	9,441

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	(16,540)	(18,649)

Income taxes	0	0

NET INCOME (LOSS)	$(16,540)	$(18,649)

BASIC INCOME (LOSS) PER SHARE
Basic Income(Loss) Per Share	(0.000)	(0.000)
Diluted Income (Loss) Per Share	(0.000)	(0.000)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	167,097,874	167,097,874
DILUTED	257,097,874	167,097,874
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

BROADLEAF CAPITAL PARTNERS, INC.
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012

NOTE 1 - RECENT COMPANY BACKGROUND

Broadleaf Capital Partners, Inc. (the Company), is a corporation organized and existing in Nevada. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised and the subsidiary is still inactive. On December 30, 2013 the Company sold an active wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. to a related party. Our financial statements presented herein have been restated to reflect this event for both periods presented. During March 2014 we formed a new subsidiary Texas Gulf Exploration  and Production, Inc. which  on March 28, 2014  acquired the majority of assets of Texas Gulf Oil & Gas Inc. The assets acquired from Texas Gulf Oil & Gas, Inc. did not include current production of oil or gas or any proven or unproven reserves owned by Texas Gulf Oil & Gas, Inc. Also in March 2014 we formed another new subsidiary Legal Capital Corp. which on March 28, 2014 acquired the majority of assets of Litigation Capital, Inc. On March 31, 2014 we entered into a rescission agreement with our subsidiary Sustained Release, Inc. No sales of Series A Preferred Stock were ever sold in this proposed private placement and the Company has withdrawn this private offering.

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

Principles of Consolidation

The financial statements include the accounts of the Company. and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments for which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method where applicable. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method where applicable.

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

Revenue  Recognition

The Company utilizes ASC No. 605 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured.

Cash and Cash Equivalents

Cash is comprised of cash in hand and cash held on demand with banks. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents comprise of the non-interest bearing checking accounts in US Dollars.

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable, Net

Accounts receivable represent amounts due from customers on products and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, management records a specific allowance against amounts due, and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized. As property and equipment are sold or retired, the applicable cost and accumulated depreciation are removed from the accounts and any resulting gains or losses thereon are recognized as operating expenses.

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended March 31, 2014, and March 31, 2013.

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of Broadleaf Capital Partners, Inc. at March 31, 2014  was 250,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 167,097,894 as of March 31, 2014 and 2013.

Preferred Stock

On November 16, 2013, the Company’s Board of Directors authorized the issuance of Preferred stock of 10,000,000 with a par value of $0.01 per share. The terms of these shares will be determined upon issuance.

In March of 2014 the Company issued 900 shares of Series A Preferred Stock. Series A Preferred Stock shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock . Each share of Series A Preferred Stock shall be  convertible at the option of the holder at any time, after the date of issuance of such shares. Each share of Series A Preferred Share converts into one hundred thousand (100,000) shares of Common Stock.

No holder of the Series A Preferred Stock shall be entitled to convert the Series A Preferred Stock to the extent that such conversion would, upon giving effect to such conversion, cause the aggregate number of Common Stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of Common Stock following such conversion.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

During December 2013  the Company sold its wholly owned subsidiary operating Pipeline Nutrition U.S.A. Inc. which  had  consecutive net loss years to its current CFO and the management of Pipeline. The Company will realize a gain of $139,050 on the transaction in addition receiving potential royalties from the company after the note receivable is paid based on a pre determined formula.

Pipeline currently owes the Company $300,000 from this transaction and no cash was exchanged in the initial transaction.

The Company agreed to set up short term notes payable to the board for unpaid fees during 2013 and the first quarter of 2014. A short term note was issued to Donna Steward for $3,750, Charles Snipes for $1,500, and Robert Anderson for $750, with a stated 8% interest rate. In addition the Company agreed to set a short term note payable to President Mike King for his 2013 and first quarter 2014 salary of $11,250 under the same terms.

Our  subsidiary Texas Gulf Exploration & Production  Inc. has entered into a five year  agreement  where we will have the right of first refusal to provide all wellhead services for all of Texas Gulf Oil & Gas, Inc. oil and or gas wells at a fee of cost plus 10% for such services. However, the value for such contract, as reported herein is only a potential future value and could differ significantly as it is dependent on upon the future price of oil and the Company's ability to raise capital for the cost of providing services under the contract.

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

NOTE 10 – SUBSEQUENT EVENTS

On April 4, 2013 Robert Anderson resigned from our Board of Directors as reported in the Form 8K filed  on April 14, 2014.

On April 14, 2013 Mike King resigned as our president. At the same time, Damon L. Wagley was named President in his place. Mr. Wagley was also appointed to Board of Directors and will serve as President of one of our subsidiaries, Texas Gulf Exploration and Production, Inc., all as reported in the Form 8K filed on April 14, 2014.

On April 28, 2014 the Company amended and restated its Certificate of Designations of its Preferred Stock Series A, effective March 31, 2014 in regards to rights and conversion formula as described under Preferred Stock.

NOTE 11 - ACQUISITIONS

On March 28, 2014, the Company's subsidiary Legal Capital Corp, acquired certain assets of Litigation Capital Corp. Also on March 28, 2014, the Company's subsidiary Texas Gulf  Exploration & Production, Inc. acquired certain assets of Texas Gulf Oil and Gas Inc. The assets acquired from Texas Gulf Oil & Gas, Inc. did not include current production of oil or gas or any proven or unproven reserves or owned by Texas Oil & Gas, Inc. The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert and the acquisition of the key operating assets were audited as significant subsidiaries.  The valuation of the assets acquired from Texas Gulf Oil & Gas, Inc. is based upon potential future earnings from the five year oil well servicing contract by and between our subsidiary Texas Gulf Exploration & Production, Inc.  and Texas Gulf Oil & Gas.  The potential earnings are not guaranteed and could differ significantly due to the market price of crude oil and the inability of the Company to raise the capital necessary to sustain the operations of our subsidiary. A summary of the purchase price, assets acquired and other information for each of these business purchases is as follows:

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

NOTE 12 - NOTES RECEIVABLE

During 2013 the Company sold its working subsidiary Pipeline Nutrition U.S.A. Inc. to a related party and delayed the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. In addition to delaying on the collection of their note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February  2013, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. Additionally the Company will receive royalties from all future Pipeline Nutrition U.S.A., Inc. sales at an agreed upon formula after payments of the note.

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

BROADLEAF CAPITAL PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2014 AND 2013

NOTE 13 – INCOME TAXES (CONTINUED)

Currently, the Company has projected $14,045,801 as of March 31, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The Company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Balance Sheets
		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	12/31/13	12/31/13	12/31/13	12/31/13
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$7,045	$53,890	$0	$60,935
Notes receivable current portion	135,000	0	0	135,000
TOTAL CURRENT ASSETS	142,045	53,890	0	195,935
Note Receivable - Net of Current Portion	165,000	0	0	165,000
Property, Plant and Equipment	0	0	32,610	32,610
Intangible assets	0	0	7,751,031	7,751,031
Goodwill	0	255,000	0	255,000
Investments in Sub	8,098,408	0	0	0

TOTAL ASSETS	$8,405,453	$308,890	$7,783,641	$8399,576
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$14,951	$0	$58,400	$73,351
Accrued interest	0	0	0	0
Notes payable - current portion	12,750	0	0	12,750
TOTAL CURRENT LIABILITIES	27,701	0	58,400	86,101

TOTAL LIABILITIES	27,701	0	58,400	86,101
COMMITMENTS AND CONTINGENCIES
BROADLEAF CAPITAL PARTNERS, INC.( "BDLF")SHAREHOLDERS' EQUITY
Preferred Stock 10,000,000 authorized all series:
Series A $0.01 par value 900 shares issued and outstanding at December 31, 2013.	9	0	0	9
Series B $0.01 par value 300,000 shares issued and outstanding at December 31, 2013	3,000	0	0	3,000
Common Stock 250,000,000 authorized at $0.001
par value; 167,097,874 shares issued and outstanding December 31, 2013.	167,098	0	0	167,098
Additional paid-in capital	22,236,906	355,025	7,725,241	22,218,764
Accumulated deficit	(14,029,261)	(46,135)	0	(14,075,396)
TOTAL EQUITY	8,377,752	308,890	7,725,241	8,313,475
TOTAL LIABILITIES AND EQUITY	$8,405,453	$308,890	$7,783,641	$8,399,576

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Statements of Operations

		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	For the Years Ended
	12/31/13	12/31/13	12/31/13	12/31/13
	Audited	Audited

REVENUES	$8,467	$0	$33,042	$41,509

COST OF SALES	0	0	32,002	32,002

GROSS PROFIT	8,467	0	1,040	9,507

OPERATING EXPENSES	36,543	27,551	97,089	161,183

NET INCOME(LOSS) FROM OPERATIONS	(28,076)	(27,551)	(96,049)	(151,676)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	139,050	0	0	139,050
Debt Forgiveness	46,871	0	0	46,871
Interest income	10,000	0	0	10,000
Interest expense	0	0	0	0

TOTAL OTHER INCOME (EXPENSE)	195,921	0	0	195,921

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	167,845	(27,551)	(96,049)	44,245

Income taxes	(9,451)	0	0	(9,451)

NET INCOME (LOSS)	$158,394	$(27,551)	$(96,049)	$34,794

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	0.001	(27.551)		0.000

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	163,318,216	1,000		163,318,216

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Balance Sheets
		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	12/31/12	12/31/12	12/31/12	12/31/12
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash	$94,642	$31,416	$0	$126,058
Notes receivable current portion	0	0	0	0
TOTAL CURRENT ASSETS	94,642	31,416	0	126,058
Note Receivable - Net of Current Portion	125,000	0	0	125,000
Property, Plant and Equipment	0	0	39,130	39,130
Intangible assets	0	0	7,751,031	7,751,031
Goodwill	0	255,000	0	255,000
Investments in Sub	8,098,408	0	0	0

TOTAL ASSETS	$8,318,050	$286,416	$7,790,161	$8,296,219
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,821	$0	$0	$51,821
Accrued interest	16,488	0	0	16,488
Notes payable - current portion	30,383	0	0	30,383
TOTAL CURRENT LIABILITIES	98,692	0	0	98,692

TOTAL LIABILITIES	98,692	0	0	98,692
COMMITMENTS AND CONTINGENCIES
BROADLEAF CAPITAL PARTNERS, INC. ("BDLF")SHAREHOLDERS' EQUITY
Preferred Stock 10,000,000 authorized all series:
Series A $0.01 par value 900 shares issued and outstanding
at December 31, 2013	9	0	0	9
Series B $0.01 par value 300,000 shares issued and
outstanding at December 31, 2013	3000	0	0	3,000
Common Stock 250,000,000 authorized at $0.001
par value; 167,097,874 shares issued and outstanding December 31, 2013.	167,098	0	0	167,098
Additional paid-in capital	22,236,906	305,000	7,790,161	22,233,659
Accumulated deficit	(14,187,655)	(18,584)	0	(14,206,239)
TOTAL EQUITY	8,219,358	286,416	7,790,161	8,197,527
TOTAL LIABILITIES AND EQUITY	$8,318,050	$286,416	$7,790,161	$8,296,219

BROADLEAF CAPITAL PARTNERS, INC.
Pro Forma Consolidated Statements of Operations

		Legal		Pro-Forma
	Broadleaf	Capital	TGEP	Consolidated
	For the Year Ended
	12/31/12	12/31/12	12/31/12	12/31/12
	Audited	Audited

REVENUES	$633	$0	$54,671	$55,304

COST OF SALES	0	0	5,652	5,652

GROSS PROFIT	633	0	49,019	49,652

OPERATING EXPENSES	130,836	18,584	68,888	218,308

NET INCOME(LOSS) FROM OPERATIONS	(130,203)	(18,584)	(19,869)	(168,656)

OTHER INCOME (EXPENSE)

Realized Gain on Sale of Investment	927,318	0	0	927,318
Debt Forgiveness	138,238	0	0	138,238
Other Expense	0	0	(2,163)	(2,163)
Interest income	0	0	0	0
Interest expense	(9,490)	0	0	(9,490)

TOTAL OTHER INCOME (EXPENSE)	1,056,066	0	(2,163)	1,053,903

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	925,863	(18,584)	(22,032)	885,247

Income taxes	(1,654)	0	0	(1,654)

NET INCOME (LOSS)	$924,209	$(18,584)	$(22,032)	$883,593

BASIC INCOME (LOSS) PER SHARE

Basic Income (Loss) Per Share	0.006	(18.584)		0.005

BASIC & DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	163,318,216	1,000		163,318,216

PART I

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

About Broadleaf Capital Partners, Inc.:

Broadleaf Capital Partners, Inc. targets unique, and promising technologies we believe can improve business growth and profitability, with a particular emphasis on energy markets. We apply those technologies by incubating emerging companies with innovative business plans that can utilize these technologies to substantially improve market share and  bottom line performance. We also support our companies in obtaining the necessary working capital financing to finance their growth, and in select cases, we will make direct loans and/or equity investments in our own subsidiary companies as well as consider minority investments in non-wholly owned subsidiaries. In the future, we intend to monetize our investments in these companies either by outright sale, or spin off of the Company's shares to our shareholders into the public markets. However, there is no assurance the Company will successfully either sell its investments outright or successfully complete the spinoff of the Company’s shares to its shareholders.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned  Management's  Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking  statements"  within  the meaning of Section 27A of  the Securities Act of 1933, as amended, and Section  21E of the Securities Exchange Act  of  1934,  as  amended.   These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant  cautions  that  such  forward-looking statements involve known  and unknown risks, uncertainties and other  factors  which  may  cause  the  actual results,  performance  or  achievements  of  the  Registrant  to  be materially different  from  any  future results, performance or achievements expressed  or implied by such forward-looking  statements.  Such factors include, among other things,  the  uncertainty  as to the  Registrant's  future  profitability;  the uncertainty as to the demand  for Registrant's services; increasing competition in the markets that Registrant  conducts  business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-Q.

Results of Operations

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

	For the Three Months Ended
	3/31/14	3/31/13
	“Unaudited”	“Unaudited”
REVENUES	$0	$10,377

COST OF SALES	$0	$8,684

GROSS PROFIT	$0	1,693

OPERATING EXPENSES	16,030	29,783

NET INCOME(LOSS) FROM OPERATIONS
	(16,030)	(28,090)

Revenues

           For the three months ended March 31, 2014, revenues were $0 compared to $10,377 for the three months ended March 31, 2013, decreasing by $13,377. Sales for last period are from our former subsidiary Pipeline Nutrition, USA, Inc. which was disposed of prior to the March 2014 quarter.

Cost of Sales

For the three months ended March 31, 2014, cost of sales were $0 compared to $8,684 for the three months ended March 31, 2013, decreasing by $8,684. Cost of sales for last period are from our former subsidiary Pipeline Nutrition, USA, Inc.  which was disposed of prior to the March 2014 quarter.

Operating Expenses

          Operating expenses decreased to $16,030 for the three months ended March 31, 2014 from $29,783 for the three months ended March 31, 2013, a decrease of $13,753. The majority of the decreased operating expenses was the result of the Company cutting down all unnecessary expenses as it prepared to launch its two new subsidiaries. The $13,753 represented filing fees and the cost associated with maintaining our filings.

Other Income and Expenses

	For the Three Months Ended
	3/31/14	3/31/13
	“Unaudited”	“Unaudited”
OTHER INCOME (EXPENSE)
Realized Gain on Sale of Investment	$0	8,467
Other Income	$0	2,236
Interest Expense	(510)	(1,262)
TOTAL OTHER INCOME (EXPENSE)	(510)	9,941
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(16,540)	(18,649

           Other items decreased to a net expense of $510 for the three months ended March 31, 2014 from net other income  of $9,441 for the three months ended March 31, 2013, resulting in a total net other item decrease of $9,951. Interest expense decreased during the three months ended March 31, 2014 as our debt decreased. From the interest expense for the three months ended March 31, 2013, a decrease of $752. During the March 2013 quarter the Company was still receiving small payouts from prior investments which is why we had a positive other net income a year ago.

Off-Balance Sheet Arragements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

Net income (loss)

           Net Income decreased to a loss of $16,540 for the three months ended March 31, 2014 from a net loss of $18,649 for the three months ended March 31, 2013, a decrease of $2,109. The three month decrease was mostly related to operating expenses noted above.

Liquidity and Capital Resources

On March 31, 2014 we had cash and cash equivalents totaling $51,242. Cash used by operating activities was $64,001 for the three months ended March 31, 2014 compaired with ($22,334) for the three months ended March 31, 2013. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on  Changes in Internal Control over Financial Reporting

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

ITEM 1A.    RISK FACTORS

We are a "smaller reporting Company" as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide information under this item.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Report on Form 8-K filed April 4, 2014, and as such, are not required to be furnished in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM  5. OTHER INFORMATION

•
On April 28, 2014, the Company amended and restated its Certificate of Designations for its Preferred Stock Series A.  The Amended Preferred Series A Certificate of Designation changed its conversion rights to 100,000 shares of Common Stock per each share of Preferred Stock Series A.

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

•	Form 8K filed on April 14, 2014 item 5.02 Departure of principal officers, appointment of principal officers.

EXHIBIT NO.	DESCRIPTION

3(i) *	Articles of Incorporation as amended

3(vi) *	Bylaws

21	Subsidiaries

4.2	Amendment to Preferred Shares

99	Audited financial statements of acquired assets

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

31.2	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

32.2	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 8th day of May, 2014.

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

Signature                           Title                    Date

/s/ Damon L. Wagley     President              May 8, 2014
---------------------
   Damon L. Wagley

/s/ T. W. Owen                 CFO                    May 8, 2014
-----------------
   T. W. Owen