Form 10-Q
period 2014-06-30
EnergyTEK Corp.
filed 2014-08-06
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR
 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00175

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
(Exact name of Registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

201 S. Laurel
Luilng, Texas	78648
(Address of principal executive offices)	(Zip Code)

(713) 333-3630
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

As of August __, 2014 the registrant had 1,114,492 post-split shares or 167,097,874 pre-split shares of common stock outstanding.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED BALANCE SHEETS
	6/30/14	12/31/13
	"Unaudited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$13,630	$7,045
Accounts receivable(net)	37,366	0
Notes receivable current portion	130,000	135,000
TOTAL CURRENT ASSETS	180,996	142,045
Notes Receivable - net of current portion	165,000	165,000
Property, plant and equipment, net	195,700	0
Intangible assets	8,007,031	0
TOTAL ASSETS	$8,548,727	$307,045
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$137,567	$14,951
Accrued interest	1,020	0
Deferred Revenue	23,151	0
Notes payable - related party	17,250	12,750
Notes payable - convertible	135,000	0
TOTAL CURRENT LIABILITIES	313,988	27,701

TOTAL LIABILITIES	313988	27,701
COMMITMENTS AND CONTINGENCIES (Note 8)
ENERGYTEK CORP. SHAREHOLDERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series C $0.01 par value 900 shares
issued and outstanding at June 30, 2014 and none at December 31, 2013	9	0
Series B $0.01 par value 300,000 shares issued and outstanding at June 30, 2014
and none at December 31, 2013.	3,000	0
Common Stock 250,000,000 authorized at $0.001 par value; 167,097,874
shares issued and outstanding June 30, 2014 and December 31, 2013.	167,098	167,098
Additional paid-in capital	22,161,875	14,141,507
Accumulated deficit	(14,097,243)	(14,029,261)
TOTAL EQUITY	8,234,739	279,344
TOTAL LIABILITIES, AND EQUITY	$8,548,727	$307,045
“The accompanying notes are an integral part of these consolidated financial statements."

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended		For the Six Months Ended
	6/30/14	6/30/13	6/30/2014	6/30/2013
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

REVENUES	$15,355	$0	$15355	$0

OPERATING EXPENSES	51,932	4,453	82,178	13,777

NET INCOME(LOSS) FROM OPERATIONS	(36,577)	(4,453)	(66,823)	(13,777)

OTHER INCOME (EXPENSE)
Realized Gain on Sale of Investment	0	0	0	8,467
Other Income	0	0	0	2,236
Interest expense	(649)	0	(1,159)	(1,156)

TOTAL OTHER INCOME (EXPENSE)	(649)	0	(1,159)	9,547

INCOME (LOSS) FROM CONTINUING OPERATION BEFORE INCOME TAXES	(37,226)	(4,453)	(67,982)	(4,230)
Income taxes	0	0	0	0

INCOME(LOSS) FROM CONTINUING OPERATIONS	(37,226)	(4,453)	(67,982)	(4,230)

Discontinued operations	0	(4,526)	0	(23,398)

NET INCOME (LOSS)	$(37,226)	$(8,979)	$(67,982)	$(27,628)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.000)	(0.000)	(0.001)	(0.000)
Basic Income (Loss) Per Share diluted	(0.000)	(0.000)	(0.000)	(0.000)
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic Income (Loss) Per Share basic	(0.000)	(0.000)	(0.001)	(0.000)
Basic Income (Loss) Per Share diluted	(0.000)	(0.000)	(0.000)	(0.000)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	167,097,874	167,097,874	167,097,874	167,097,874
DILUTED	257,367,874	167,097,874	257,367,874	167,097,874
“The accompanying notes are an integral part of these consolidated financial statements."

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	6/30/14	6/30/13
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(67,982)	$(27,628)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciatiom	10,300	0

Increase (decrease) in accounts payable /accrued expeses	122,616	(18,912)
Increase (decrease) in accrued interest	1,020	1,156
Increase (decrease) in deferred revenue	23,151	0
(Increase) decrease in accounts receivable	(37,366)	0
(Increase) decrease in other assets	0	2,265
(Increase) decrease in inventory	0	975

NET CASH USED IN OPERATING ACTIVITIES	51,739	(42,144)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(8,007,031)	0
Purchase of equipment	(206,000)	0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(8,213,031)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes receivable	5,000	0
Proceeds from notes payable	139,500	0
Proceeds from notes payable related party	0	0
Issuance of preferred stock Series A	7,795,650	0
Issuance of preferred stock Series B	227,727	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,167,877	0

NET DECREASE IN CASH	6,585	(42,144)

CASH, BEGINNING OF PERIOD	7,045	107,627

CASH, END OF PERIOD	$13,630	$65,483

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended
	6/30/14	6/30/13
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$649	$684
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series B and C stock issued in purchase of acquisition assets	$8,023,377	$0
Common stock issued for services	$0	$0

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGYTEK CORP/.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

NOTE 1 - RECENT COMPANY BACKGROUND

EnergyTek Corp. formerly Broadleaf Capital Partners, Inc. (the Company), is a Nevada company. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised and the subsidiary is still inactive. On December 30, 2013 the Company sold an active wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. to a related party. Our financial statements presented here reflect this event for both periods presented. During March 2014 we formed a new subsidiary Texas Gulf Exploration & Production, Inc. which, on March 28, 2014 , acquired the majority of assets of Texas Gulf Oil & Gas Inc. Also in March 2014 we formed another new subsidiary Legal Capital Corp., which on March 28, 2014 acquired the majority of assets of Litigation Capital, Inc. On March 31, 2014 we entered into a rescission agreement with our subsidiary Sustained Release, Inc. No sales of  Preferred Stock were ever sold in this proposed private placement and the Company has withdrawn this private offering.

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

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method where applicable. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method where applicable.

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

Cash and Cash Equivalents

Cash comprises cash in hand and cash held on demand with banks. The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. Cash and cash equivalents comprise of the non-interest bearing checking accounts in US Dollars.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

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

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended June 30, 2014, and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of June 30, 2014 and one segment as of June 30, 2013.

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

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

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

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis. The Company has currently authorized a Series C Preferred stock which is convertible at a rate of one share of preferred stock into one percent of the fully diluted common stock outstanding at the close of business on the last day prior to the date of notice of conversion.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of the Company at June 30, 2013 was 250,000,000 thousand shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 167,097,874 as of June 30, 2014 and 2013.

Preferred Stock

On November 16, 2013, the Company’s Board of Directors authorized the issuance of Preferred stock of 10,000,000 with a par value of $0.01 per share. The terms of these shares will be determined upon issuance; however, no shares were ever sold or issued.

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

On May 21, 2014, the 900 shares of Series A Preferred Stock were exchanged for 900 Shares of Series C Preferred Stock.  Series C Stock     shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock . Each share of Series C Preferred Stock shall be  convertible at the option of the holder at any time, after the date of issuance of such shares. Each Series C Preferred Share converts into one hundred thousand (100,000) shares of Common Stock. Prior to January 1, 2016,  in no event shall the number of Series C Preferred Stock or the number of  shares of Common Stock into which the Series C Preferred Stock is convertible be subject to any adjustment resulting from a reverse split of the Common Stock. On all matters the holders of Series C Preferred Stock and the holders of Common Stock shall vote together and not as separate classes and the Series C Preferred Stock shall be counted on an "as converted" basis times 60.

In March of 2014 the Company issued 300,000 shares of Series B Preferred stock. The holders of Series B Preferred Stock shall be entitled to when and if declared by the Board of Directors out of the funds of the Company, non cumulative cash dividends accruing on a daily basis from the date of issuance of the Series B Preferred Stock through and including the date on which dividends are paid at an annual rate of six percent (6%) per share of Series B Preferred Stock. Series B Preferred Stock shall rank senior to the Common Stock and  the Series C Preferred Stock.On all matters the holders of Series B Preferred Stock and the holders of Common Stock shall vote together and not as separate classes and the Series B Preferred Stock shall be counted as one vote per each share.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from  non-owner  sources.  The Company’s comprehensive income equal net income for the quarters ended June 30, 2014, and 2013.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

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

NOTE 4 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit  of  $14,097,243  as of June 30, 2014 and has cash flow constraints with a current revenue stream. These trends have been consistent for the past few years, respectively.

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the quarters ended June 30:

	6/30/2014	6/30/2013

Net Income (Loss)	$(67,982)	$(27,628)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	167,097,874	167,097,874
Equivalents
Stock options	-	-
Convertible note	270,000	-
Convertible Preferred Series C	90,000,000	-

Weighted-average common stock - Diluted	257,367,874	167,097,874

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	6/30/2014	12/31/2013

Property, plant and equipment consist of the following:

Equipment	$206,000	$0
Computers and software	3,500	3,500
Other equipment	400	400
Total property, plant and equipment	209,900	3,900
Less:
Accumulated depreciation	3,900	3,900
Current depreciation expense	10,300	0
Total accumulated depreciation	14,200	3,900

Net property, plant and equipment	$195,700	$0

Intangible assets consist of:

Goodwill	$8,007,031	$0
Less:
Impairment	0	0

Net intangible assets	$8,007,031	$0

Depreciation expense was $10,300 at June 30, 2014 and $0 at June 30, 2013.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company pays $2,500 per month to a related party for office space and administrative services on a month-to-month basis.  There are no long-term commitments pertaining to this arrangement.

During December of 2013 the Company sold its working wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. which has had  consecutive net loss years to its current CFO and the management of Pipeline. The Company anticipates a gain of $139,050 on the transaction in addition receiving potential royalties from the company after the note receivable is paid based on a pre determined formula.

Pipeline currently owes the Company $300,000 from this transaction and no cash was exchanged in the initial transaction.

The Company agreed to set up short term notes payable to the board for unpaid fees during 2013 and the first quarter of 2014. A short term note was issued to Donna Steward for $3,750 and Charles Snipes for $1,500 , Robert Anderson for $750, with a stated 8% interest rate. In addition the Company agreed to set a short term note payable to President Mike King for his 2013 and first quarter 2014 salary of $11,250 under the same terms. Each of the officers and directors holding such notes have agreed to accept shares of the Company;s common stock  as payment for these note obligations based upon the closing price of the Company's common stock on the last business day prior to such stock issuance in lieu of cash.

Our  subsidiary, Texas Gulf Exploration & Production  Inc., has entered into a five year  agreement  whereby we  have the right of first refusal to provide all wellhead services for all of Texas Gulf Oil & Gas, Inc. oil and or gas wells at cost plus 10% for such services. However, the value for such contract, as reported herein is only a potential future value and differ significantly as it is dependent on upon the future price of oil and the Company's ability to raise capital for the cost of providing services under the contract.

Texas Gulf Oil & Gas, Inc. has a 60-day right of first refusal to invest funds in any new oil or gas leases that Texas Gulf Exploration & Production  Inc. locates and signs leases for.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	6/30/2014	12/31/2013

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	$11,250	$9,000

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	3,750	3000
`
Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	750	0

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	1,500	750

Equipment purchase note dated June 22, 2014 with an interest rate stated at 4%. This note is convertible into 270,000 shares of common stock.

	135,000	0

Total Notes Payable	152,250	12,750

Less Current Portion	152,250	12,750

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$1,020	$0

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

NOTE 10 – SUBSEQUENT EVENTS

Effective July 23, 2014 the company name was changed to EnergyTek Corp.

Effective July 23, 2014 the total number of authorized shares of common stock from Two Hundred Fifty Million (250,000,000) to Five Hundred Million (500,000,000).

Effective July 23, 2014 a 1-for-150 reverse stock split of the issued and outstanding shares of Common Stock, such that each One Hundred Fifty (150) shares of Common Stock, $0.001 par value, issued and outstanding immediately prior to the effective date (the “Old Common Stock”) shall be recombined, reclassified and changed into One (1) share of the corporation's Common Stock, $0.001 par value (the “New Common Stock”), with any fractional interest rounded up to the nearest whole share (the “Reverse Stock Split”). This will be reflected in our September 30, 2014 financial statements.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

NOTE 11 - ACQUISITIONS

On March 28, 2014, The Company's subsidiary Legal Capital Corp, acquired certain assets of Litigation Capital Corp. Also on March 28, 2014, the Company's subsidiary Texas Gulf  Exploration & Production, Inc. acquired certain assets of Texas Gulf Oil and Gas Inc.,The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert and the acquisition of the key operating assets were audited as significant subsidiaries. The valuation of the assets acquired from Texas Gulf Oil & Gas, Inc. is based upon potential future earnings from the 5 year oil well servicing contract by and between our subsidiary, Texas Gulf Exploration & Production, Inc., and Texas Gulf Oil & Gas, Inc.  The potential earnings are not guaranteed and could differ significantly due to the market price of crude oil and the inability of the Company to raise the capital necessary to sustain the operations of our subsidiary. A summary of the purchase price, assets acquired and other information for each of these business purchases is as follows:

	Litigation	Texas
	Capital	Gulf Oil
	Corp.	& Gas
		Assets

Cash	$45,727	$0

Intangible assets	256,000	7,751,031

Equipment	0	45,650

Total Assets Purchased	$301,727	7,796,681

Components of purchase price

Series C Preferred	$0	$7,722,650

Series B Preferred	300,727	0

Assumption of liabilities	1,000	74,031

Total purchase price	$301,727	$7,796,681

NOTE 12 - NOTES RECEIVABLE

During December 2013 the company sold its working subsidiary Pipeline Nutrition U.S.A. Inc. to a related party and extended the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. In addition to extending the due date of  the note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February  2014, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. Additionally the Company will receive royalties from all future Pipeline sales at an agreed upon formula after payments of the note.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

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

Currently the Company has projected $13,155,433 as of June 30, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

Net deferred tax assets consist of the following components as of

	6/30/2014	12/31/2013
Deferred tax assets:

Beginning NOL Carryover	$13,177,333	$14,029,261

Adjusted Taxable Income(loss)	(67,982)	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,245,315	13,177,333

Tax Benefit Carry-forward	4,503,407	4,480,293

Valuation allowance	(4,503,407)	(4,480,293)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(4,503407)	$(4,480,293)

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND 2013

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,503,407 at June 30, 2014 and $4,480,293 at December 31, 2013.

NOTE 14 - SEGMENT INFORMATION

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in two operating and reporting segments: metal purchasing, processing, recycling and selling, and used auto parts.

The information provided below is obtained from internal information that is provided to the Company’s chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business.

The table below illustrates the Company’s results by reporting segment for the six months ended June 30, 2014 and 2013:

Segment Information

	6/30/2014	6/30/2013
Revenue

Oil service operations	$14,216	$0
Litigation	1,139	0

Total Revenue	$15,355	$0

	6/30/2014	6/30/2013
Operating Expenses

Oil service operations	$29,116	$0
Litigation	13,084	0

Total Product Cost	$42,200	$0

	6/30/2014	6/30/2013
Net Operating Income(Loss)

Oil service operations	$(14,900)	$0
Litigation	(13,084)	0

Total Net Operating Income(Loss)	$(27,984)	$0

NOTE 14 - DISCONTINUED OPERATIONS

During the fourth quarter of 2013 the Company sold off it's only operating subsidiary at that time. Subsequently two additional active subsidiaries have been acquired during the first quarter of  2014. For comparative purposes following guidance under ASC 205-10-20 we have included the results of the sold off subsidiary as discontinued operations and not to be used in comparisons to our current operations.

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

   OVERVIEW

About EnergyTek Corp. (Formerly Broadleaf Capital Partners):

EnergyTek Corp. (Formerly Broadleaf Capital Partners, Inc.) targets unique, promising technologies we believe can improve business growth and profitability, with a particular emphasis on energy markets and the production of oil and gas. We apply those technologies by incubating emerging companies with innovative business plans that can utilize these technologies to substantially improve market share and  bottom line performance. We also support our companies in obtaining the necessary working capital financing to finance their growth, and in select cases, we will make direct loans and/or equity investments in our own subsidiary companies as well as consider minority investments in non-wholly owned subsidiaries. In the future, we intend to monetize our investments in these companies either by outright sale, or spin off of the company's shares to our shareholders into the public markets. However, there is no assurance the Company will successfully either sell their investments outright or successfully complete the spinoff of the Company’s shares to its shareholders.

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

The Company works to create shareholder value by identifying and developing new business opportunities in technology and energy that may require the Company to dedicate financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped in the near or medium term. The Company believes our strategy is basically long term in nature and may well result in little to no near term income. The selection of companies we choose to develop will depend upon a determination of whether a prospective company offers a viable, well-conceived business plan, experienced management, a likelihood of available capital and an acceptable probability of success, which is never guaranteed and will always bear the risk of loss to the Company and its shareholders.

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

 Results of Operations 2014-2013

Analysis of the three months ended June 30, 2014 and 2013.

Revenues

           For the three months ended June 30, 2014, revenues were $15,355 compared to $0 for the three months ended June 30, 2013, increasing by $15,355. A total of $14,216 in  sales in the current period was from our oil services operations and $1,139 from our litigation services operations.

Operating Expenses

          Operating expense increased to $51,932 for the three months ended June 30, 2014 from $4,453 for the three months ended June 30, 2013, an increase of $47,479. This reflects the start of our ramping up operations in our oil services subsidiary for $29,116 and the slow expansion of our Litigation Capital subsidiary in the amount of $11,945. The prior period expense is all general administrative cost from our parent.

Other income and expenses

            Other items decreased to a net income of $490 for the three months ended June 30, 2014 from net other income  of $0 for the three months ended June 30, 2013, resulting in a total net other item increase of $490. This was the net effect of interest income and expense items recorded by the Company.

Net income (loss)

           Net Income(loss) increased to a loss of $37,226 for the three months ended June 30, 2014 from a net loss of $8,979 for the three months ended June 30, 2013, an increase of $28,247. The three month increase was mostly related to subsidiary operating expenses noted above less the discontinued operations of our nutrition supplement subsidiary sold in 2013 which impacts only net income or loss.

Analysis of the six months ended June 30, 2014 and 2013.

Revenues

           For the six months ended June 30, 2014, revenues were $15,355 compared to $0 for the six months ended June 30, 2013, increasing by $15,355. A total of $14,216  in sales in the current period was from our oil services operations and $1,139 from our litigation services operations. All of our sales recorded in the six month period were recorded from April through June.

Operating Expenses

          Operating expense increased to $82,178 for the six months ended June 30, 2014 from $13,777 for the six months ended June 30, 2013, an increase of $68,401. This is mostly from the second quarter start of our ramping up operations in our oil services subsidiary for $29,116 and the slow expansion of our Litigation Capital subsidiary in the amount of $11,945. All prior period expense is all general administrative cost from our parent.

Other income and expenses

           Other items decreased to a net expense of $20 for the six months ended June 30, 2014 from net other income  of $9,547 for the six months ended June 30, 2013, resulting in a total net other item decrease of $9,567. Interest expense net of interest income was a net expense of $20 and the only items reported during 2014. During the June 30, 2013 period the Company was still receiving small payouts from prior investments which is why we had a positive other net income a year ago.

Net income (loss)

           Net Income(loss) increased to a loss of $67,982 for the six months ended June 30, 2014 from a net loss of $27,628 for the six months ended June 30, 2013, an increase of $40,354. The six month increase was mostly related to subsidiary operating expenses noted above less the discontinued operations of our nutrition supplement subsidiary sold in 2013 which impacts only net income or loss.

Liquidity and Capital Resources

On June 30, 2014 we had cash and cash equivalents totaling $13,630. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2014. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Report on Form 8-K filed May 28, 2014, and as such, are not required to be furnished in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM  5. OTHER INFORMATION

None.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	Form 8K filed on April 14, 2014 item 5.02 Departure of principal officers, appointment of principal officers.

•	Form 8K filed on May 28, 2014 item 1.01 Entry into a material agreement, item 3.02 Unregistered sales of equity securities.

•	Form 8K filed on June 23, 2014 item 5.02 Departure of principal officers, appointment of principal officers.

•	Form 8K filed on July 23, 2014 item 5.Amendments to Articles of Incorporation, item 8.01 Other events.

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of August, 2014.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Signature	Title

/s/ Craig Crawford	President and Chief Financial Officer
------------------------
Craig Crawford