Form 10-Q
period 2014-09-30
EnergyTEK Corp.
filed 2014-11-07
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR
 [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00175

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
(Exact name of Registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

201 S. Laurel
Luling, Texas	78648
(Address of principal executive offices)	(Zip Code)

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

As of October 15, 2014 the registrant had 1,509,629 shares of common stock outstanding.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

INDEX TO FORM 10-Q

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED BALANCE SHEETS
	30-Sep-14	31-Dec-13
	"Unaudited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$7,168	$7,045
Accounts receivable(net)	23,621	0
Notes receivable current portion	130,000	135,000
TOTAL CURRENT ASSETS	160,789	142,045
Notes Receivable - net of current portion	165,000	165,000
Property, plant and equipment, net	236,200	0
Intangible assets	7,751,031	0
Goodwill	256,000	0
TOTAL ASSETS	$8,569,020	$307,045
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,911	$14,951
Other current liabilities	44,469	0
Notes payable - current portion	135,000	0
Notes payable - related party	80,894	12,750
TOTAL CURRENT LIABILITIES	318,274	27,701
TOTAL LIABILITIES	318,274	27,701
COMMITMENTS AND CONTINGENCIES (Note 8)
ENERGYTEK CORP SHAREHOLDERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares
issued and outstanding at September 30, 2014 and none at December 31, 2013	3,000	0
Series C $0.01 par value 900 shares issued and outstanding at September 30, 2014
and none at December 31, 2013.	9	0
Common Stock 500,000,000 authorized at $0.001 par value; and 1,509,629
1,113,986 shares issued and outstanding September 30, 2014 and December 31, 2013.	1,510	1,114
Additional paid-in capital	22,575,928	14,307,491
Accumulated deficit	(14,284,381)	(14,029,261)
Less Treasury stock at cost (137,335 shares at $0.33)	(45,320)	0
TOTAL EQUITY	8,250,746	279,344
TOTAL LIABILITIES, AND EQUITY	$8,569,020	$307,045

“The accompanying notes are an integral part of these consolidated financial statements."

INDEX TO FORM 10-Q

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	30-Sep-14	30-Sep-13	30-Sep-14	30-Sep-13
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

REVENUES	$25,540	$0	$40,895	$0

OPERATING EXPENSES	209,482	8,862	291,660	22,639

NET INCOME(LOSS) FROM OPERATIONS	(183,942)	(8,862)	(250,765)	(22,639)

OTHER INCOME (EXPENSE)
Other Income	0	0	0	2,236
Interest expense	(3,196)	(1,262)	(4,355)	(2,418)
TOTAL OTHER INCOME (EXPENSE)	(3,196)	(1,262)	(4,355)	(182)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES	(187,138)	(10,124)	(255,120)	(22,821)

Income taxes	0	0	0	0

INCOME(LOSS) FROM CONTINUING OPERATIONS	(187,138)	(10,124)	(255,120)	(22,821)

Discontinued operations	0	(53,568)	0	(76,966)

NET INCOME (LOSS)	$(187,138)	$(63,692)	$(255,120)	$(99,787)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.16)	(0.06)	(0.23)	(0.09)
Basic Income (Loss) Per Share diluted	(0.05)	(0.06)	(0.07)	(0.09)
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic Income (Loss) Per Share basic	(0.16)	(0.01)	(0.23)	(0.02)
Basic Income (Loss) Per Share diluted	(0.05)	(0.01)	(0.07)	(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,135,896	1,113,986	1,121,289	1,113,986
DILUTED	92,935,896	1,113,986	92,921,289	1,113,986

“The accompanying notes are an integral part of these consolidated financial statements."

INDEX TO FORM 10-Q

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	30-Sep-14	30-Sep-13
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(255,120)	$(99,787)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	15,450	0
Common stock issued as compensation	67,576	0

(Increase) decrease in accounts receivable	(23,621)	0
(Increase) decrease in other assets	0	2,265
(Increase) decrease in inventory	0	12,923
Increase (decrease) in accounts payable /accrued expenses	149,555	(31,798)
Increase (decrease) in accrued interest	0	1,734
Increase (decrease) in other current liabilities	44,469	0
NET CASH USED IN OPERATING ACTIVITIES	(1,691)	(114,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(206,330)	0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	(206,330)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes receivable	5,000	0
Proceeds from notes payable	135,000	0
Proceeds from notes payable related party	68,144	30,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	208,144	30,000

NET DECREASE IN CASH	123	(84,663)

CASH, BEGINNING OF PERIOD	7,045	107,627

CASH, END OF PERIOD	$7,168	$22,964

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX TO FORM 10-Q

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine Months Ended
	30-Sep-14	30-Sep-13
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$3,844	$684
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series B & C stock issued
in purchase of acquisition assets	$8,023,377	$0
Common stock issued for services	$67,576	$0
Common stock exchanged for debt	$62,570	$0
Treasury stock issued for debt	$45,320	$0

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 1 - RECENT COMPANY BACKGROUND

EnergyTek Corp. formerly Broadleaf Capital Partners, Inc. (the Company), is a Nevada company. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised... On February 13, 2014, the Company sold its wholly- owned subsidiary Pipeline Nutrition to a related party. For accounting purposes, the effective date of the transaction was retroactively made to be December 31, 2013.  Our financial statements presented here reflect this event for both periods presented. During March 2014 we formed a new subsidiary Texas Gulf Exploration & Production, Inc. which, on March 28, 2014, acquired the majority of assets of Texas Gulf Oil & Gas Inc. Also in March 2014 we formed another new subsidiary Legal Capital Corp., which on March 28, 2014 acquired the majority of assets of Litigation Capital, Inc. On March 31, 2014 we entered into an agreement whereby the acquisition of our subsidiary, Sustained Release, Inc., was rescinded. No sales of Preferred Stock were ever sold in this proposed private placement and the Company has withdrawn this private offering.

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

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the quarters ended September 30, 2014, and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of September 30, 2014 and one segment as of September 30, 2013.

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

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, the FASB issued ASC 825-10 “Financial Instruments.” ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at September 30, 2014 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 1,509,629 as of September 30, 2014 and 1,113,986 as of September 30, 2013. Our common authorized shares were increased on July 23, 2014 from 250,000,000 to 500,000,000. We also effectuated a 1 for 150reverse stock split of our common stock on July 23, 2014. All our financial information in these statements have been adjusted to reflect that split.

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preferred Stock

On November 16, 2013, the Company’s Board of Directors authorized the issuance of Preferred stock of 10,000,000 with a par value of $0.01 per share. The terms of these shares will be determined upon issuance; however, no shares were ever sold or issued.

In March of 2014 the Company issued 900 shares of Series A Preferred Stock. Series A Preferred Stock shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock. Each share of Series A Preferred Stock shall be convertible at the option of the holder at any time, after the date of issuance of such shares. Each Series A Preferred Share converts into one hundred thousand (100,000) shares of Common Stock.

On May 21, 2014, the 900 shares of Series A Preferred Stock were exchanged for 900 Shares of Series C Preferred Stock.  Series C Stock shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock. Each share of Series C Preferred Stock shall be convertible at the option of the holder at any time, after the date of issuance of such shares. Each Series C Preferred Share converts into one hundred thousand (100,000) shares of Common Stock. Prior to January 1, 2016, in no event shall the number of Series C Preferred Stock or the number of shares of Common Stock into which the Series C Preferred Stock is convertible be subject to any adjustment resulting from a reverse split of the Common Stock. On all matters the holders of Series C Preferred Stock and the holders of Common Stock shall vote together and not as separate classes. Each holder of Series C Preferred Stock shall be entitled to one (1) vote for each share of series C Preferred Stock held.

In March of 2014 the Company issued 300,000 shares of Series B Preferred stock. The holders of Series B Preferred Stock shall be entitled to when and if declared by the Board of Directors out of the funds of the Company, non cumulative cash dividends accruing on a daily basis from the date of issuance of the Series B Preferred Stock through and including the date on which dividends are paid at an annual rate of six percent (6%) per share of Series B Preferred Stock.   Series B Preferred Stock shall rank senior to the Common Stock and the Series C Preferred Stock. On all matters the holders of Series B Preferred Stock and the holders of Common Stock shall vote together and not as separate classes and the Series B Preferred Stock shall be counted as one vote per each share.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company’s comprehensive income equal net income for the quarters ended September 30, 2014, and 2013.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

No. 2013-01, January 2013, Balance Sheet (Topic 210): The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11.

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 4 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit of $14,284,381 as of September 30, 2014 and has cash flow constraints with a current revenue stream. These trends have been consistent for the past few years, respectively.

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the quarters ended September 30:

	9/30/2014	9/30/2013

Net Income (Loss)	$(255,120)	$(99,787)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	1,121,289	1,113,986
Equivalents
Stock options	-	-
Convertible Preferred Series B	1,800,000	-
Convertible Preferred Series C	90,000,000	-

Weighted-average common stock - Diluted	92,921,289	1,113,986

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	9/30/2014	12/31/2013

Property, plant and equipment consist of the following:

Equipment	$247,750	$0
Computers and software	7,400	0
Other equipment	400	0
Total property, plant and equipment	255,550	0
Less:
Accumulated depreciation	3,900	0
Current depreciation expense	15,450	0
Total accumulated depreciation	19,350	0

Net property, plant and equipment	$236,200	$0

Intangible assets consist of:

Goodwill	$8,007,031	$0
Less:
Impairment	0	0

Net intangible assets	$8,007,031	$0

Depreciation expense was $15,450 at September 30, 2014 and $0 at September 30, 2013.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company pays $2,500 per month to a related party for office space and administrative services on a month-to-month basis.  There are no long-term commitments pertaining to this arrangement.

Effective December 31, 2013, the Company sold its working wholly owned subsidiary Pipeline Nutrition U.S.A. Inc. which has had consecutive net loss years to its current CFO and the management of Pipeline. The Company anticipates a gain of $139,050 on the transaction in addition receiving potential royalties from the company after the note receivable is paid based on a pre determined formula.

Pipeline currently owes the Company $300,000 from this transaction and no cash was exchanged in the initial transaction.

The Company agreed to set up short term notes payable to the board for unpaid fees during 2013 and the first quarter of 2014. A short term note was issued to Donna Steward for $3,750 and Charles Snipes for $1,500, Robert Anderson for $750, with a stated 8% interest rate. In addition the Company agreed to set a short term note payable to President Mike King for his 2013 and first quarter 2014 salary of $11,250 under the same terms. These liabilities were exchanged for stock during the third quarter of 2014.

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

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Texas Gulf Oil & Gas, Inc. has a 60-day right of first refusal to invest funds in any new oil or gas leases that Texas Gulf Exploration & Production, Inc. locates and signs leases for.

During the course of 2014 a related party has advanced $80,894 to Texas Gulf Exploration & Production Inc. in the form of working capital advances. These loans are due on demand and carry no interest rate.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	9/30/2014	12/31/2013

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	$0	$9,000

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	0	3,000
`
Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.
	80,894	0

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.

	0	750

Note dated June 22, 2014 with an interest rate stated at 4%. This note is convertible into 270,000 shares of common stock.
	135,000	0

Total Notes Payable	215,894	12,750

Less Current Portion	215,894	12,750

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$16,488

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

NOTE 10 – SUBSEQUENT EVENTS

There were no reportable subsequent events.

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 11 - ACQUISITIONS

On March 31, 2014, The Company's subsidiary Legal Capital Corp, acquired certain assets of Litigation Capital Corp. Also on March 31, 2014, the Company's subsidiary Texas Gulf Exploration & Production, Inc. acquired certain assets of Texas Gulf Oil and Gas Inc., The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert and the acquisition of the key operating assets were audited as significant subsidiaries. The valuation of the assets acquired from Texas Gulf Oil & Gas, Inc. is based upon potential future earnings from the 5 year oil well servicing contract by and between our subsidiary, Texas Gulf Exploration & Production, Inc., and Texas Gulf Oil & Gas, Inc.  The potential earnings are not guaranteed and could differ significantly due to the market price of crude oil and the inability of the Company to raise the capital necessary to sustain the operations of our subsidiary. A summary of the purchase price, assets acquired and other information for each of these business purchases is as follows:

	Litigation	Texas
	Capital	Gulf Oil
	Corp.	& Gas
		Assets

Cash	$45,727	$0

Intangible assets	256,000	7,751,031

Equipment	0	45,650

Total Assets Purchased	$301,727	7,796,681

Components of purchase price

Series C Preferred	$0	$7,722,650

Series B Preferred	300,727	0

Assumption of liabilities	1,000	74,031

Total purchase price	$301,727	$7,796,681

NOTE 12 - NOTES RECEIVABLE

Effective December 31, 2013 the company sold its working subsidiary Pipeline Nutrition U.S.A. Inc. to a related party and extended the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. In addition to extending the due date of the note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February 2014, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. Additionally the Company will receive royalties from all future Pipeline sales at an agreed upon formula after payments of the note.

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Company has projected $13,432,453 as of September 30, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

	9/30/2014	12/31/2013
Deferred tax assets:

Beginning NOL Carryover	$13,177,333	$14,029,261

Adjusted Taxable Income(loss)	(255,120)	851,928

Valuation allowance	0	0

Ending NOL Carryover	13,432,453	13,177,333

Tax Benefit Carryforward	4,567,034	4,480,293

Valuation allowance	(4,567,034)	(4,480,293)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(4,567,034)	$(4,480,293)

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

NOTE 13 – INCOME TAXES (CONTINUED)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $4,567,034 at September 30, 2014 and $4,480,293 at December 31, 2013.

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

The table below illustrates the Company’s results by reporting segment for the nine months ended September 30, 2014 and 2013:

Segment Information

	9/30/2014	9/30/2013
Revenue

Oil service operations	$39,720	$0
Litigation	1,175	0

Total Revenue	$40,895	$0

	9/30/2014	9/30/2013
Operating Expenses

Oil service operations	$50,292	$0
Litigation	30,214	0

Total Product Cost	$80,506	$0

INDEX TO FORM 10-Q
ENERGYTEK INC.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2014 AND 2013

	9/30/2014	9/30/2013
Net Operating Income(Loss)

Oil service operations	$(10,572)	$0
Litigation	(29,039)	0

Total Net Operating Income(Loss)	$(39,611)	$0

NOTE 14 - DISCONTINUED OPERATIONS

On February 13, 2014 the Company sold off the subsidiary, Pipeline Nutrition USA, Inc.  For accounting purposes, the effective date of the transaction was retroactively made to be December 31, 2013. Subsequently, on March 31, 2014 two additional active subsidiaries were established and the acquisition of another subsidiary made in the 4th quarter of 2013 was rescinded. For comparative purposes following guidance under ASC 205-10-20 we have included the results of the sold off subsidiary as discontinued operations and not to be used in comparisons to our current operations.

INDEX TO FORM 10-Q

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

INDEX TO FORM 10-Q

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this annual report on Form 10-Q.

Results of Operations

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

  Results of Operations 2014-2013

Analysis of the three months ended September 30, 2014 and 2013.

Revenues

           For the three months ended September 30, 2014, revenues were $25,540 compared to $0 for the three months ended September 30, 2013, increasing by $25,540. All of this revenue in the current period was from our oil services operations.

Operating Expenses

          Operating expense increased to $209,482 for the three months ended September 30, 2014 from $8,862 for the three months ended September 30, 2013, an increase of $200,620. Some of this increase is reflected in the continued increase of operations in our oil services subsidiary for $46,716 and the slow expansion of our Litigation Capital subsidiary in the amount of $18,269. The prior period expense is all general administrative cost from our parent.

Other income and expenses

            Other items decreased to a net expense of $3,196 for the three months ended September 30, 2014 from net other expense  of $1,262 for the three months ended September 30, 2013, resulting in a total net other item increase of $1,934. This was the net effect of interest income and expense items recorded by the Company.

Net income (loss)

           Net Income (loss) increased to a loss of $187,138 for the three months ended September 30, 2014 from a net loss of $63,692 for the three months ended September 30, 2013, an increase of $124,046. The three month increase was mostly related to subsidiary operating expenses noted above less the discontinued operations of our nutrition supplement subsidiary sold in 2013 which impacts only net income or loss.

Analysis of the nine months ended September 30, 2014 and 2013.

Revenues

           For the nine months ended September 30, 2014, revenues were $40,895 compared to $0 for the nine months ended September 30, 2013, increasing by $40,895. A total of $39,721 in sales in the current period was from our oil services operations and $1,174 from our litigation services operations. All of our sales recorded in the nine month period were recorded from April through September.

Operating Expenses

          Operating expense increased to $291,660 for the nine months ended September 30, 2014 from $22,639 for the nine months ended September 30, 2013, an increase of $269,021. The Company issued stock compensation of $67,576 the continued ramping up of our operations in our oil services subsidiary for $75,832 and the expansion of our Litigation Capital subsidiary in the amount of $30,214. All prior period expense is all general administrative cost from our parent.

INDEX TO FORM 10-Q

Other income and expenses

           Other items decreased to a net expense of $4,355 for the nine months ended September 30, 2014 from net other expense  of $182 for the nine months ended September 30, 2013, resulting in a total net other item increase of $4,1737. All of this expense was interest expense during 2014. During the September 30, 2013 period the Company was still receiving small payouts from prior investments which was netted against interest expense in this category.

Net income (loss)

           Net Income (loss) increased to a loss of $255,120 for the nine months ended September 30, 2014 from a net loss of $99,787 for the nine months ended September 30, 2013, an increase of $155,333. The nine month increase was mostly related to subsidiary operating expenses noted above less the discontinued operations of our nutrition supplement subsidiary sold in 2013 which impacts only net income or loss.

Liquidity and Capital Resources

On September 30, 2014 we had cash and cash equivalents totaling $7,168. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

INDEX TO FORM 10-Q

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2014 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2014, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

INDEX TO FORM 10-Q

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Report on Form 8-K filed October 3, 2014, and as such, are not required to be furnished in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM  5. OTHER INFORMATION

None.

INDEX TO FORM 10-Q

ITEM  6.   EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	Form 8K filed on April 14, 2014 item 5.02 Departure of principal officers, appointment of principal officers.

•	Form 8K filed on May 28, 2014 item 1.01 Entry into a material agreement, item 3.02 Unregistered sales of equity securities.

•	Form 8K filed on June 23, 2014 item 5.02 Departure of principal officers, appointment of principal officers.

•	Form 8K filed on July 23, 2014 item 5.Amendments to Articles of Incorporation, item 8.01 Other events.

•	Form 8K filed on October 3, 2014 item 8.01 Other events.

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

INDEX TO FORM 10-Q

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this ___ day of November, 2014.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Signature	Title

/s/ Craig Crawford	President and Chief Financial Officer
------------------------
Craig Crawford