Form 10-K
period 2014-12-31
EnergyTEK Corp.
filed 2015-03-31
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 814-00175

ENERGYTEK CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 S. Laurel
Luling, TX	78648
(Address of principal executive offices)	(Zip Code)
(713) 333-3630
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.001 par value	Name of each exchange on which registered: N/A

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenues for its most recent fiscal year. $42,094.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):  The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $672,310 as of June 30, 2014.

As of March 30, 2015, there were 22,757,964 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

EnergyTEK Corp. (the “Company”) was originally incorporated in the State of Colorado on February 16, 1984 under the name of Oravest Interests, Inc.  On March 14, 2002, after several prior name changes, we changed our name to Broadleaf Capital Partners, Inc.   On April 10, 2002 we effectuated a merger with Broadleaf Capital Partners, Inc., a Nevada corporation (which had been formed on March 19, 2001) and as a result re-domiciled to the State of Nevada.  On July 23, 2014 we changed our name to EnergyTEK Corp.

On March 31, 2014 we closed a transaction whereby we acquired certain assets and assumed certain liabilities of Texas Gulf Oil & Gas, Inc., a Nevada corporation (“TGOG”). These assets and liabilities became were contributed to our then new-formed wholly owned subsidiary Texas Gulf Exploration & Production, Inc. In connection therewith, we issued 900 shares of the Company’s Series A Preferred Stock to TGOG.  Later, on May 21, 2014, the Company and TGOG closed a transaction whereby the 900 shares of Series A Preferred Stock were exchanged for 900 shares of Series C Preferred Stock.

On March 31, 2014, we closed a transaction whereby we acquired certain assets and assumed certain liabilities of Litigation Capital, Inc., a Nevada corporation (“LCI”). These assets and liabilities became were contributed to our then new-formed wholly owned subsidiary Legal Capital Corp. In connection therewith we issued 300,000 shares of the Company’s Series B Preferred Stock to LCI.

Also on March 31, 2014, we closed a transaction whereby we rescinded an agreement dated November whereby we acquired all of the capital stock of Sustained Release, Inc.

On July 23, 2014, we effectuated a 1-for-150 reverse split of the Company’s common stock.

On January 6, 2015, we closed a transaction whereby we entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil.  The joint venture was formed as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company. Pursuant to this transaction we issued 20,000,000 restricted shares of our common stock to be used to acquire such distressed energy assets.

DESCRIPTION OF OUR PRODUCTS AND SERVICES

The Company conducts its business through its two wholly owned subsidiaries Texas Gulf Exploration and Production, Inc. (“TGEP”) and Legal Capital Corp. (“LCC”) as well as through the joint venture named Wagley-EnergyTEK J.V. LLC (the “Wagley JV”).

Due to the tremendous drop in oil prices over the last six months, the Company has developed a new plan to take advantage of the opportunity of the crisis in energy market conditions.  The Company intends to become a licensed operator of wells for both its own portfolio and other entities, via our wholly owned subsidiary, TGEP.  We will do turnarounds of troubled production assets for banks and investment groups in underperforming oil & gas properties, using state of the art technology to improve economic operating costs and performance on wells acquired or under management.  The Company intends to negotiate an equity interest as well as recovery of all operating costs in return for assuming the plugging and abandonment liability mandated by the Texas Railroad Commission for leases that the Company takes over as the operator or records for these groups of non-operating owners.  We will seek to negotiate joint ventures, whereby the Company would retain a 25% working interest in each oil & gas property and the investors or bankers would retain a 75% working interest.  Outside of these individual lease joint ventures, the Company is seeking additional investment capital to acquire troubled assets for its own account.

Additionally, we have recently entered into the joint venture with Wagley Offshore-Onshore, Inc., the Wagley JV, which has been capitalized with 20 million shares of the Company’s common stock.  The mission of the Wagley JV is to acquire distressed energy assets in exchange for shares of such common stock.  Our target is smaller, independent producers who cannot find a traditional cash buyer for their leases, equipment or production in the current liquidity-short energy market environment.  The inherent risks to the success of the Wagley JV are competitors who have cash to buy the distressed energy assets, the limited liquidity of the Company’s common stock which the sellers of the assets would receive in exchange for the assets and the dilution of the Company’s current shareholders in purchasing the energy-related assets that may lose much or all of their value.

The business model of LCC is a development stage litigation finance company, whose predecessor entity, Litigation Capital, Inc., was founded by veteran trial attorneys Wes Christian and Alan Pollack, and their associate Robert Hackney, who is the President of LCC. They have successfully represented Plaintiffs on a contingency basis with legitimate claims against major defendants, such as Goldman Sachs, Depository Trust Corporation and others, including major banks and mortgage lenders. Their current focus is on the naked shorting of publicly traded securities, and have already settled three of these major cases. Additional research is also being done today on behalf of entities damaged by LIBOR rate manipulation and other cases with significant damage multi-million dollar damage models.   These cases are time consuming and expensive, and the defendants are well funded major companies who fight mightily to avoid paying damages for their bad acts. LCC believes that many major cases of this type with merit as to their multi-million dollar claims are going unheard due to the lack of financing available. LCC has been founded to develop funding sources to allow professionals to take on more of these cases.

The Company’s goal is to provide a unique and much needed service in what LCC believes to be an untapped, growing market by providing access to capital for prejudgment lawsuit funding, particularly commercial claims in the securities and consumer fraud areas.  Financing by LCC will be made only to attorneys, and not directly to plaintiffs.  In addition, initially such financing will only be made on cases pending in either state courts or federal courts in Florida, with expansion to become a national litigation financing provider being the ultimate goal.

To date, LCC has found limited funding for its startup.  However, there is no assurance that LCC, on its own or through the efforts of its parent, EnergyTEK, will be able to secure additional funding to permit LCC to pursue its business plan.

COMPETITION

The business operations of TGEP and the Wagley JV are subject to intense competition.  A large number of companies and individuals engage in the exploration for and production of oil and gas and there is competition for the most desirable leases.   The competition includes major entities such as Exxon Mobil, Royal Dutch Shell, BP, Chevron Corporation and Conoco Phillips.  In addition, there are a number of small independent oil and gas exploration and/or production companies in the region in which TGEP and the Wagley JV currently or intend to focus their operations.  All of the major oil and gas companies and a large percentage of the independent companies have larger operations and financing to support their operations, which puts the Company’s operations at a disadvantage.

The competition faced by LCC is not nearly as extensive nor widespread, but there are larger, more established companies in the litigation finance business, such as Longford Capital, Lake Whillans, Pravati Capital and LawCash.  The risks faced by LCC’s business model include inadequate capital and a lack of experience when compared these other firms.  Additionally, LCC faces risk in financing litigation that does not have a favorable outcome and, thus, incurs significant losses related to such case, which would have had significant impact on LCC due to its inadequate capital.

The competition faced by LCC is not nearly as extensive nor widespread, but there are larger, more established companies in the litigation finance business, such as Longford Capital, Lake Whillans, Pravati Capital and LawCash.  The risks faced by LCC’s business model include inadequate capital and a lack of experience when compared these other firms.  Additionally, LCC faces risk in financing litigation that does not have a favorable outcome and, thus, incurs significant losses related to such case, which would have had significant impact on LCC due to its inadequate capital.

Employees and Employment Agreements

As of the filing date hereof we have no full-time employees.  Our only employees would be our officers who serve on a part time basis. Our administrative other related services, to extent not performed by our offices are performed by third parties on a contract basis. There are no formal employment agreements between the Company, except that Craig Crawford, our President, Chief Executive Officer and Chief Financial Officer is paid the sum of $1,500 per month, which amount is accrued and payable in the form of shares of the Company’s common stock on a periodic basis.

Facilities

The Company's principal office is located at 201 So. Laurel, Luling, TX 78648, where the Company maintains a small leased office space.   The month-to-month rental amount is $350.  The Company also maintains administrative facilities at 123 No. Post Oak Lane, Suite 440, Houston, TX 77024. The Company pays a combined amount of $2,500 per month to a related party for rent and for administrative and clerical services.

ITEM  1A.    RISK FACTORS

As a smaller-reporting company, we are not required to provide the information required by this item.

ITEM  2.    DESCRIPTION OF PROPERTY

The Company's principal office is located at 201 So. Laurel, Luling, TX 78648, where the Company occupies a small leased office space.   The month-to-month rental amount is $350.  The Company also maintains administrative facilities at 123 No. Post Oak Lane, Suite 440, Houston, TX 77024. The Company pays a combined amount of $2,500 per month to a related party for rent and for administrative and clerical services.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is quoted on the OTC Bulletin Board and the OTC Markets, Inc. – OTCQB Systems under the symbol of ENTK.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2013 through December 31, 2014. The over-the- counter market quotations may reflect inter-dealer  prices, without retail market-up,  markdown  or commission and may not represent actual  transactions. The market information was obtained from QuoteMedia.com.  Prices have been adjusted for the 1-for-150 reverse split which was effective on July 23, 2014.

Year Ended December 31, 2014
	High	Low

Quarter 1	0.006	0.004
Quarter 2	0.011	0.003
Quarter 3	1.000	0.003
Quarter 4	1.000	0.120

Year Ended December 31, 2013
	High	Low

Quarter 1	0.031	0.003
Quarter 2	0.005	0.003
Quarter 3	0.005	0.002
Quarter 4	0.008	0.003

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

Shareholders

As of December 31, 2014, there were 541 shareholders and 1,509,630 shares of Common Stock outstanding.

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

Transfer Agent

The Transfer Agent for the Company’s Common Stock is Colonial Stock Transfer Co., 66 Exchange Place, Suite 100, Salt Lake City, UT 84111.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not previously been reported on Form 10-Q or Form 8-K.

We have made no sale of registered securities during the period covered by this report.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 8 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, the uncertainty as to the  Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

Plan of Operation

The Company operates its business primarily through the parent company and its subsidiaries and joint venture, as described above, as well as entities that may be formed or acquired in the future.

Results of Operations 2014-2013

Analysis of the calendar years ended December 31, 2014 and December 31, 2013.

Revenues

For the year ended December 31, 2014, revenues were approximately $42,094 compared to $8,467 for the year ended December 31, 2013, increasing by $33,627. A total of $39,721 in sales in the current period was from our oil services operations and $2,373 from our litigation services operations. All of our sales from the prior period was investment related income.

G & A Expenses

G&A expense increased to $417,003 for the year ended December 31, 2014 from $36,543 for the year ended December 31, 2013, an increase of $380,460.  The Company consulting fees of $82,053 the continued ramping up of our operations in our oil services subsidiary for $90,012 and the expansion of our Litigation Capital subsidiary in the amount of $36,398. All prior period expense is all general administrative cost from our parent.

Other income and expenses

Other items increased to a net expense of $6,965,242 for the year ended December 31, 2014 from a net income of $195,921 for the year ended December 31, 2013, resulting in a total net item decrease of $7,161,163. The items causing the large increase included an intangible asset impairment charge of $6,665,887 and a loan impairment charge of $295,000.

Net income (loss)

Net Income decreased to a loss of $7,360,235 for the year ended December 31, 2014 from net income of $195,921 for the year ended December 31, 2013, a decrease of $7,556,156. The decrease was mostly related to an impairment charges listed above and the continued development of our subsidiaries.

Liquidity and Capital Resources 2014-2013

Analysis of the fiscal years ended December 31, 2014 and December 31, 2013:

On December 31, 2014 the Company had total assets of $1,573,741 compared to $307,045 on December 31, 2013 an increase of $1,266,696. The Company had total liabilities of $308,577 on December 31, 2014 compared to $27,701 on December 31, 2013 a decrease of $280,876. The Company had a total stockholders' equity of $1,265,165 on December 31, 2014 compared to a stockholders' equity of $279,344 on December 31, 2013 an increase of $985,821. The Company’s increase in assets resulted from the acquisition of assets acquire for stock sales.  The Company does not believe that it can maintain its current operating levels out of remaining cash which was $923 at December 31, 2014.  In order to ensure continued operations, the Company must raise additional capital through the sale of debt, stock or convertible debt, the latter two of which would have a dilutive effect upon the currently issued and outstanding shares of the Company’s common stock.

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

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting Company.

ITEM 8.    FINANCIAL STATEMENTS and Supplementary Data.

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2014 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

☐	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

☐
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

☐
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2015.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

On March 13, 2015, in accordance with the Nevada Revised Statutes, the Company’s Articles of Incorporation, as amended, and the then-existing By Laws of the Company, the Board of Directors voted unanimously to adopt updated By Laws for the Company.  The updated By Laws are attached to this Annual Report as Exhibit 3.2 hereto.

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

The following persons constitute all of the Company’s Executive Officers and Directors:

NAME	AGE	POSITION
Craig Crawford	61	President, Chief Executive Officer, Chief Financial Officer and Director
Tommie J. Morgan	73	Secretary and Director

Craig Crawford, 61, President, Chief Financial Officer and Director. Mr. Crawford has been employed as a senior manager or senior officer in the oil & gas industry for over 35 years.  His most recent employment is as follows:  From August 2008 to July 2011, he served as Director of Operations of Willbros, Inc. - Facilities Business Unit. In January 2010 he participated in the formation of Texas Gulf Oil & Gas, Inc. From July 2011 to April 2014, he served as a Co-founder and Chief Executive/Chief Financial Officer and a director of Texas Gulf Energy, Inc., and as President of International Plant Services LLC, its wholly owned subsidiary.  From December, 2013 to present he has served as Vice President – Construction of  a major engineering and construction firm, overseeing capital oil & gas construction projects  in the State of Alaska.

Tommie J. Morgan, Ph.D., 73, Secretary and a director. Dr. Morgan is a Medical Physicist, who    is licensed in the States of Texas, Arizona and Nevada, specializing in Diagnostic, Nuclear and Health Physics.  He has a prior academic appointment as Chief, Diagnostic Physics and Associate Professor at MD Anderson Hospital & Tumor Institute, University of Texas System Cancer Center in Houston, Texas (1982-1989).  He served as President of IATRO Services, Inc. from 1988 to 1995, Vice President of IATRO Holdings, Inc. from 1992 to 1994, President of IATRO, Inc. from 1992 to 1994 and President of IATRO, Inc. from 1992 to 1994, all of which positions were located in Houston, TX.  Dr. Morgan has owned and acted as President of private consulting firms, Medikos, Inc. and Morgan Consultants, Inc., from 1994 to present, consulting with numerous hospitals and medical centers throughout the United States including, but not limited to, consulting regarding business plans, budgets, cash flow, staffing requirements, operational needs, equipment acquisitions and regulatory compliance.  Dr. Morgan has also served as Acting Chief, Regulatory Affairs for OB Scientific, Inc. of Milwaukee, Wisconsin from 1999 to present.  Dr. Morgan also has extensive experience in investing in oil and gas ventures.  Dr. Morgan received his B.S.E. in Mathematics, Physics and Education from Arkansas State Teachers College, his M.S. in Radiation Science from the University of Arkansas Medical Center and his Ph.D. in Bionucleonics (Radiation Physics and Radiation Bio-effects) from Purdue University.

Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

Code of Ethics

As revised in August 2011, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission there under. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 201 S. Laurel, Luling, TX 78648.

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

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2013 and December 31, 2014 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensa-tion Earnings $	All Other Compen-sation $	Total $

J. Michael King,	2013	9,000	-	-	-	-	-	-	9,000
Former President	2014	12,329							12,239

Donna Steward	2013					n/a
Former Secretary	2014	6,819							6,819

Craig Crawford	2014	6,634	-	-					6,634
CEO, President, and CFO	2013	-	-	-	-	n/a	-	-

Stock Options/SAR Grants

The Company has not granted any stock options or stock appreciation rights since our date of incorporation on September 3, 2010.

We anticipate that we will adopt a stock option plan, pursuant to which shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, directors and consultants. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our stock option plan and the stock option agreements will provide that options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Long-Term Incentive Plans

As of December 31, 2014, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31 30, 2014, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

 OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Unexercisable Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

J. Michael King, Former President	-	-	-	-	n/a	-	-	-	-

Donna Steward, Former Secretary					n/a

Craig Crawford CEO, President, and CFO	-	-	-	-	n/a	-	-	-	-

Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Employment Contracts

We currently do have any employment contracts with any of our officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31 2014, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Class Type	Beneficial Owner Name and Address	Amount of Ownership	Percentage Ownership
Officers and Directors

Common Stock	Craig Crawford President, Chief Financial Officer and Director (1)	18,812 shares	1.2%

Common Stock	Tommie J. Morgan Secretary and Director (1)	-0- shares	0%

Common Stock	All Officer and Directors as a Group – 2 members	18,812 shares	1.2%

5% Shareholders

Common Stock	J. Michael King 3887 Pacific Street Las Vegas, NV 89146	162,465 shares	10.7%

Common Stock	Litigation Capital, Inc. 1062 Indiantown Road Suite 400 Jupiter, FL 33477	137,335 shares	9.1%

Common Stock	Donna Steward 2911 S. Santa Fe San Marcos, CA 92069	77,077 shares	5.1%

Series B Preferred	Litigation Capital, Inc. 1062 Indiantown Road Suite 400 Jupiter, FL 33477	300,000 shares	100%

Series C Preferred	Texas Gulf Oil & Gas, Inc. 123 No. Post Oak Lane Suite 440 Houston, TX 77024	900 shares	100%

(1)	The address is: c/o EnergyTEK Corp., 201 S. Laurel, Luling, TX 78648.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control - We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403.

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

During the fiscal years ended December 31, 2013 and December 31, 2014, the Company engaged in the following transactions with a related person: None

Director Independence

Our board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in NASDAQ Rule 4200(a)(15).  Based on this standard, the board of directors has determined that it currently it has no members who qualify as “independent.”

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

Audit Fees 2013: $10,000

Audit Fees 2014: $12,000

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b)     Exhibits

Exhibit No.	Description	Location

2.1	Purchase Agreement between the Company and Texas Gulf Oil & Gas, Inc. dated March 31, 2014.	Incorporated by reference Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2014.

2.2	Purchase Agreement between the Company and Litigation Capital, Inc. dated March 31, 2014.	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8 filed with the SEC on April 4, 2014.

2.3	Share Exchange Agreement between the Company and Texas Gulf Oil & Gas, Inc. May 21, 2014,	Incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2014.

3.1	Articles of Incorporation of the Company, as amended.	Filed herewith.

3.2	Bylaws of the Company	Filed herewith.

4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 31, 2014.	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2014 (subsequently amended and restated).

4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 31, 2014.	Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2014.

4.3	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on April 29, 2014.	Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 8-K for the period ended March 31, 2014, filed with the SEC on May 2, 2014.

4.4	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 20, 2014.	Incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 8-K filed with the SEC on May 28, 2014 (subsequently corrected and amended).

4.5	Certificate of Correction to Certificate of Designations of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 22, 2014.	Provided herewith.

4.6	Certificate of Amendment to Certificate of Certificate of Designations of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on September 19, 2014.	Provided herewith.

4.7	Certificate of Amendment to Certificate of Certificate of Designations of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on January 7, 2015.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.

10.1	Joint Venture Agreement between the Company and Wagley Offshore-Onshore, Inc. dated January 6, 2015.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.

10.2	Limited Liability Company Operating Agreement for Wagley-EnergyTEK LLC by and between the Company and Wagley Offshore-Onshore, Inc. dated January 6, 2015.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2015.

21	List of Subsidiaries of the Company	Provided herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
Provided herewith

SIGNATURES

 In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGYTEK CORP.

Date: March 30, 2015

	By:	/s/ Craig Crawford
Craig Crawford
Chief Executive Officer & Principal Executive Officer

/s/ Craig Crawford
Craig Crawford
Chief Financial Officer & Principal Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2015.

Signatures	Title	Date

/s/ Craig Crawford	Board Chairperson, Director	March 30, 2015
Craig Crawford

/s/ Tommie J. Morgan	Director	March 30, 2015
Tommie J. Morgan

John Scrudato CPA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Tek Corp. (formerly Broadleaf Capital Partners, Inc.)

We have audited the accompanying balance sheet of Energy Tek Corp. (formerly Broadleaf Capital Partners, Inc.) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Tek Corp. (formerly Broadleaf Capital Partners, Inc.) at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

March 20, 2015

                                                                                            7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED BALANCE SHEETS
	31-Dec-14	31-Dec-13
	"Audited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$923	$7,045
Accounts receivable(net)	624	0
Notes receivable current portion	0	135,000
TOTAL CURRENT ASSETS	1,547	142,045
Notes Receivable - net of current portion	0	165,000
Property, plant and equipment, net	231,050	0
Intangible assets	1,085,144	0
Goodwill	256,000	0
TOTAL ASSETS	$1,573,741	$307,045
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,186	$14,951
Other current liabilities	31,096	0
Notes payable - current portion	135,000	0
Notes payable - related party	83,294	12,750
TOTAL CURRENT LIABILITIES	308,576	27,701
TOTAL LIABILITIES	308,576	27,701
COMMITMENTS AND CONTINGENCIES (Note 9)
ENERGY TEK CORP. ("ENTK") SHAREHOLERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series C $0.01 par value 900 shares
issued and outstanding at December 31, 2014 and none at December 31, 2013	9	0
Series B $0.01 par value 300,000 shares issued and outstanding at December 31, 2014
and none at December 31, 2013.	3,000	0
Common Stock 500,000,000 authorized at $0.001 par value; 1,508,367 and
1,113,986 shares issued and outstanding December 31, 2014 and December 31, 2013.	1,508	1,114
Additional paid-in capital	22,695,464	14,307,491
Accumulated deficit	(21,389,496)	(14,029,261)
Less Treasury stock at cost (137,335 shares at $0.33)	(45,320)	0
TOTAL EQUITY	1,265,165	279,344
TOTAL LIABILITIES, AND EQUITY	$1,573,741	$307,045

“The accompanying notes are an integral part of these consolidated financial statements."

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	31-Dec-14	31-Dec-13
	"Audited"	"Audited"

REVENUES	$42,094	$8,467

COST OF SALES	20,084	0

GROSS PROFIT	22,010	8,467

OPERATING EXPENSES	417,003	36,543

NET INCOME(LOSS) FROM OPERATIONS	(394,993)	(28,076)

OTHER INCOME (EXPENSE)
Other Income	0	10,000
Impairment charge	(6,960,887)	0
Realized Gain on Sale of Investment	0	139,050
Debt Forgiveness	0	46,871
Interest expense	(4,355)	0
TOTAL OTHER INCOME (EXPENSE)	(6,965,242)	195,921

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(7,360,235)	167,845

Income taxes	0	(9,451)

NET INCOME (LOSS)	$(7,360,235)	$158,394

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(6.48)	0.14
Basic Income (Loss) Per Share diluted	(0.08)	0.14

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	1,135,896	1,113,986
DILUTED	92,935,896	1,113,986

“The accompanying notes are an integral part of these consolidated financial statements."

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	31-Dec-14	31-Dec-13
	"Unaudited"	"Audited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(7,360,235)	$158,394
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	20,600	0
Impairment charge	6,960,887	0
Common stock issued as compensation	119,535	0

(Increase) decrease in accounts receivable	(624)	0
Increase (decrease) in accounts payable /accrued expenses	43,171	(36,870)
Increase (decrease) in accrued interest	0	(16,488)
NET CASH USED IN OPERATING ACTIVITIES	(216,666)	105,036

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	5,000	(175,000)
Issuance of notes payable	135,000	12,750
Extinguishment of debt	0	(30,383)
Related party proceeds	70,544	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	210,544	(192,633)

NET DECREASE IN CASH	(6,122)	(87,597)

CASH, BEGINNING OF PERIOD	7,045	94,642

CASH, END OF PERIOD	$923	$7,045

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	31-Dec-14	31-Dec-13
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$4,355	$684
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series B & C stock issued
in purchase of acquisition assets	$8,023,377	$0
Common stock issued for services	$67,630	$0
Common stock exchanged for debt	$74,158	$0
Treasury stock issued for debt	$45,320	$0

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2014 and 2013
"Audited"

		Preferred		Common			Additional
		stock		stock		Treasury	Paid in	Accumulated
		Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance	31-Dec-12	0	0	1,113,986	1,114	0	14,307,491	(14,187,655)	120,950

Net income for the year
ended December 31, 2013		0	0	0	0	0	0	158,394	158,394

Balance	31-Dec-13	0	0	1,113,986	1,114	0	14,307,491	(14,029,261)	279,344
Preferred stock issued for acquisitions		300,900	3,009	0	0	0	8,201,257	0	8,204,266

Acquisition of treasury stock		0	0	0	0	(45,320)	45,320	0	0

Stock issued as Compensation		0	0	211,880	329	0	67,301	0	67,630

Stock issued for debt		0	0	182,501	63	0	74,095	0	74,158

Net income for the year
ended December 31, 2014		0	0	0	0	0	0	(7,360,235)	(7,360,235)

Balance	31-Dec-14	300,900	$3,009	1,508,367	$1,505	$(45,320)	22,695,464	$(21,389,496)	$1,265,165

"The accompanying notes are an integral part of these consolidated financial Statements"

NOTE 1 - RECENT COMPANY BACKGROUND

EnergyTek Corp. formerly Broadleaf Capital Partners, Inc. (the Company), is a Nevada company. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised. On February 13, 2014, the Company sold its wholly- owned subsidiary Pipeline Nutrition to a related party. For accounting purposes, the effective date of the transaction was retroactively made to be December 31, 2013.  Our financial statements presented here reflect this event for both periods presented. During March 2014 we formed a new subsidiary Texas Gulf Exploration & Production, Inc. which, on March 28, 2014, acquired the majority of assets of Texas Gulf Oil & Gas Inc. Also in March 2014 we formed another new subsidiary Legal Capital Corp., which on March 28, 2014 acquired the majority of assets of Litigation Capital, Inc. On March 31, 2014 we entered into an agreement whereby the acquisition of our subsidiary, Sustained Release, Inc., was rescinded. No sales of Preferred Stock were ever sold in this proposed private placement and the Company has withdrawn this private offering.

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2014 the company recognized an impairment charge of $6,665,887 of its oil service industry intangible assets.

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. There were no material impairments to the carrying value of long-lived assets and intangible assets subject to amortization during the years ended December 31, 2014, and 2013.

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of December 31, 2014 and one segment as of December 31, 2013.

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of the Company at December 31, 2014 was 500,000,000  shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 1,508,367 as of December 31, 2014 and 1,113,986 as of December 31, 2013. Our common authorized shares were increased on July 23, 2014 from 250,000,000 to 500,000,000. We also effectuated a 1 for 150 reverse stock split of our common stock on July 23, 2014. All our financial information in these statements have been adjusted to reflect that split.

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

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from  non-owner  sources.  The Company’s comprehensive income equal net income for the years ended December 31, 2014, and 2013.

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

NOTE 4 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit $21,389,496  as of December 31, 2014 and has cash flow constraints with a current revenue stream. These trends have been consistent for the past few years, respectively.

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the years ended December 31:

	12/31/2014	12/31/2013

Net Income (Loss)	$(7,360,235)	$158,394

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	1,135,896	1,113,986
Equivalents
Stock options	-	-
Convertible note Series B	1,800,000	-
Convertible note Series C	90,000,000	-

Weighted-average common stock - Diluted	92,935,896	1,113,986

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment consist of the following:

Equipment	$247,750	$0
Computers and software	7,400	3500
Other equipment	400	400
Total property, plant and equipment	255,550	3900
Less:
Accumulated depreciation	3,900	3900
Current depreciation expense	20,600	0
Total accumulated depreciation	24,500	3900

Net property, plant and equipment	$231,050	$0

Intangible assets sonsist of:

Goodwill	$8,007,031	$0
Less:
Impairment	6,665,887	0

Net intangible assets	$1,341,144	$0

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

The Company paid off additional related party accrued liabilities through the issuance of 120,000 shares of our common stock valued at $39,000.

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

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	12/31/2014	12/31/2013

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.
	$0	$9,000

Promissory note from a related party dated December 30, 2013 with an interest rate stated at 8%. Interest and principal due at maturity December 30, 2014.
	0	3000
`
Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.
	80,894	0

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

NOTE 10 – SUBSEQUENT EVENTS

On January 6, 2015, the Company entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. (the “JV Agreement” and “Wagley”, respectively). The purpose of the JV Agreement is to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil. The Joint Venture, to be known as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company (the“LLC”), will utilize the extensive relationships of Wagley to acquire energy related ssets such as equipment,leases and production in exchange for a combination of cash and/or equity securities of theCompany. As a term and condition of the JV Agreement, the Company is issuing Twenty Million (20,000,000) restricted shares of its common stock to the Joint Venture as its capital contribution tothe Joint Venture.

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

NOTE 12 - NOTES RECEIVABLE

On February 13, 2014, the Company sold its working subsidiary Pipeline Nutrition, U.S.A. Inc. to a related party and extended the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. For accounting purposes, the effective date of the transaction was retroactively made to December 31, 2013. In addition to extending the due date of the note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February 2014, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. After notification from Pipeline Nutrition, U.S.A. that they were ceasing operations we have impaired this note for the full receivable of $295,000 for the year ended December 31, 2014.

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

Currently the Company has projected $13,432,453 as of December 31, 2014 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The  net operating loss carry forwards for federal income tax purposes will expire between 2015 and 2032.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 34% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

	12/31/2014	12/31/2013
Deferred tax assets:

Beginning NOL Carryover	$13,177,333	$14,029,261

Adjusted Taxable Income(loss)	(7,360,235)	851,928

Valuation allowance	0	0

Ending NOL Carryover	20,537,568	13,177,333

Tax Benefit Carryforward	6,982,773	4,480,293

Valuation allowance	(6,982,773)	(4,480,293)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(6,982,773)	$(4,480,293)

NOTE 13 – INCOME TAXES (CONTINUED)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $6,882,473 at December 31, 2014 and $4,480,293 at December 31, 2013.

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

The table below illustrates the Company’s results by reporting segment for the years ended December 31, 2014 and 2013:

Segment Information

	12/31/2014	12/31/2013
Revenue

Oil service operations	$39,720	$0
Litigation	2,374	0

Total Revenue	$42,094	$0

	12/31/2014	12/31/2013
Cost of Sales

Oil service operations	$20,084	$0
Litigation	0	0

Total Cost of Sales	$20,084	$0

Operating Expenses

Oil service operations	$310,977	$0
Litigation	36,399	0

Total Operating Cost	$347,376	$0

	12/31/2014	12/31/2013
Net Operating Income(Loss)

Oil service operations	$(273,341)	$0
Litigation	(34,025)	0

Total Net Operating Income(Loss)	$(307,366)	$0