Form 10-Q
period 2015-03-31
EnergyTEK Corp.
filed 2015-05-06
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March, 2015

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

Index

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

As of April 30, 2015 the registrant had 22,787,964 shares of common stock outstanding.

Index

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED BALANCE SHEETS
	31-Mar-15	31-Dec-14
	"Unaudited"	"Unaudited"
ASSETS
CURRENT ASSETS
Cash	$6,369	$923
Accounts receivable(net)	0	624
TOTAL CURRENT ASSETS	6,369	1,547
Property, plant and equipment, net	225,900	231,050
Investment in Joint Venture	2,200,000	0
Intangible assets	1,085,144	1,085,144
Goodwill	256,000	256,000
TOTAL ASSETS	$3,773,413	$1,573,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,330	$59,186
Other current liabilities	0	31,096
Derivative liability	67,017	0
Notes payable - current portion	153,887	135,000
Notes payable - related party	85,694	83,294
TOTAL CURRENT LIABILITIES	332,928	308,576
TOTAL LIABILITIES	332,928	308,576
COMMITMENTS AND CONTINGENCIES (Note 9)
ENERGYTEK CORP. ( "ENTK") SHAREHOLDERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares
issued and outstanding at March 31, 2015 and December 31, 2014	3,000	3,000
Series C $0.01 par value 890 shares issued and outstanding at March 31, 2015
and 900 at December 31, 2014.	9	9
Common Stock 500,000,000 authorized at $0.001 par value; 22,787,964 and
1,508,367 shares issued and outstanding March 31, 2015 and December 31, 2014.	22,788	1,508
Additional paid-in capital	24,907,584	22,695,464
Accumulated deficit	(21,447,576)	(21,389,496)
Less Treasury stock at cost (137,335 shares at $0.33)	(45,320)	(45,320)
TOTAL EQUITY	3,440,485	1,265,165
TOTAL LIABILITIES AND EQUITY	$3,773,413	$1,573,741

“The accompanying notes are an integral part of these consolidated financial statements."

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	31-Mar-15	31-Mar-14
	"Unaudited"	"Unaudited"

REVENUES	$26,142	$0

COST OF SALES	24,685	0

GROSS PROFIT	1,457	0

OPERATING EXPENSES	37,633	16,030

NET INCOME(LOSS) FROM OPERATIONS	(36,176)	(16,030)

OTHER INCOME (EXPENSE)
Gain on derivative liability	58,002	0
Interest expense	(79,906)	(510)
TOTAL OTHER INCOME (EXPENSE)	(21,904)	(510)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(58,080)	(16,540)

Income taxes	0	0

NET INCOME (LOSS)	$(58,080)	$(16,540)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.00)	(0.01)
Basic Income (Loss) Per Share diluted	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	19,241,365	1,113,986
DILUTED	115,641,365	91,713,986

“The accompanying notes are an integral part of these consolidated financial statements."

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Three Months Ended
	31-Mar-15	31-Mar-14
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(58,080)	$(16,540)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	5,150	0
Loss on derivative liability	67,017	0
Accretion debt discount	18,887	0

(Increase) decrease in accounts receivable	624	0
Increase (decrease) in accounts payable /accrued expenses	(30,552)	80,031
Increase (decrease) in accrued interest	0	510
NET CASH USED IN OPERATING ACTIVITIES	3,046	64,001

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	0	(8,007,031)
Purchase of equipment	0	(45,650)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	(8,052,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	0	5,000
Issuance of notes payable	2,400	4,500
Issuance of preferred stock Series A	0	7,795,650
Issuance of preferred stock Series B	0	227,727
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,400	8,032,877

NET DECREASE IN CASH	5,446	44,197

CASH, BEGINNING OF PERIOD	923	7,045

CASH, END OF PERIOD	$6,369	$51,242

"The accompanying notes are an integral part of these consolidated financial statements."

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	31-Mar-15	31-Mar-14
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series A & B stock issued
in purchase of acquisition assets	$0	$8,023,377
Common stock issued for investment	$2,200,000	$0
Common stock exchanged for debt	$33,400	$0

"The accompanying notes are an integral part of these consolidated financial statements."

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

NOTE 1 - RECENT COMPANY BACKGROUND

EnergyTek Corp. formerly Broadleaf Capital Partners, Inc. (the Company), is a Nevada company. In November of 2013 the Company formed a wholly owned subsidiary Sustained Release, Inc. Although a private placement memorandum was done in December 2013, no funds were raised. On February 13, 2014, the Company sold its wholly- owned subsidiary Pipeline Nutrition to a related party. For accounting purposes, the effective date of the transaction was retroactively made to be December 31, 2013.  Our financial statements presented here reflect this event for both periods presented. During March 2014 we formed a new subsidiary Texas Gulf Exploration & Production, Inc. which, on March 28, 2014, acquired the majority of assets of Texas Gulf Oil & Gas Inc. Also in March 2014 we formed another new subsidiary Legal Capital Corp., which on March 28, 2014 acquired the majority of assets of Litigation Capital, Inc. On March 31, 2014 we entered into an agreement whereby the acquisition of our subsidiary, Sustained Release, Inc., was rescinded. No sales of Preferred Stock were ever sold in this proposed private placement and the Company has withdrawn this private offering.  In January 2015 we entered into a Joint Venture with Wagley Offshore-Onshore, Inc. to acquire distressed energy assets.

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
AS OF MARCH 31, 2015 AND 2014

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
AS OF MARCH 31, 2015 AND 2014

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of March 31, 2015 and 2014.

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
AS OF MARCH 31, 2015 AND 2014

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
AS OF MARCH 31, 2015 AND 2014

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of the Company at December 31, 2014 was 500,000,000  shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 22,787,964 as of March 31, 2015 and 1,508,367 as of December 31, 2014. Our common authorized shares were increased on July 23, 2014 from 250,000,000 to 500,000,000. We also effectuated a 1 for 150 reverse stock split of our common stock on July 23, 2014. All our financial information in these statements have been adjusted to reflect that split.

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

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

On May 21, 2014, the 900 shares of Series A Preferred Stock were exchanged for 900 Shares of Series C Preferred Stock.  Series C Stock     shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock. Each share of Series C Preferred Stock shall be  convertible at the option of the holder at any time, after the date of issuance of such shares. Each Series C Preferred Share converts into one hundred thousand (100,000) shares of Common Stock. Prior to January 1, 2016,  in no event shall the number of Series C Preferred Stock or the number of  shares of Common Stock into which the Series C Preferred Stock is convertible be subject to any adjustment resulting from a reverse split of the Common Stock. On all matters the holders of Series C Preferred Stock and the holders of Common Stock shall vote together and not as separate classes. Each holder of Series C Preferred Stock shall be entitled to one (1) vote for each share of series C Preferred Stock held.  On January 9, 2015, 10 Series C shares were exchanged for 1,000,000 shares of our Common Stock.

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

Comprehensive  Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from  non-owner  sources.  The Company’s comprehensive income equal net income for the quarters ended March 31, 2015, and 2014.

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

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

NOTE 4 - GOING CONCERN

As reported in  the  consolidated financial statements, the Company has an accumulated deficit   and has had cash flow constraints with its current revenue stream. These trends have been consistent for the past few periods, respectively.

These  factors  create  uncertainty  about  the  Company's  ability  to continue as a going concern. The ability of the Company to continue  as a  going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations.In  order to continue as a going concern, develop and generate revenues and achieve  a  profitable  level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the  Company  include  raising additional capital through sales of common stock,  and  entering into acquisition agreements  with profitable  entities  with   significant   operations.   In   addition, management  is  continually  seeking  to streamline its operations  and expand  the business through a variety of  industries,  including  real estate and financial management. However, management cannot provide any assurances  that the Company will be successful in accomplishing any of its plans.

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the quarters ended March 31:

	3/31/2015	3/31/2014

Net Income (Loss)	$(58,080)	$(16,540)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	19,241,365	1,113,986
Equivalents
Stock options	7,400,000	-
Warrants	-	-
Convertible Preferred All Series	89,000,000	90,000,000

Weighted-average common stock - Diluted	115,641,365	91,713,986

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	3/31/2015	12/31/2014

Property, plant and equipment consist of the following:

Equipment	$247,750	$247,750
Computers and software	7,400	7,400
Other equipment	400	400
Total property, plant and equipment	255,550	255,550
Less:
Accumulated depreciation	24,500	3,900
Current depreciation expense	5,150	20,600
Total accumulated depreciation	29,650	24,500

Net property, plant and equipment	$225,900	$231,050

Intangible assets consist of:

Goodwill	$256,000	$256,000
Intangible assets	7,751,031	7,751,031
Less:
Impairment	6,665,887	6,665,887

Net intangible assets	$1,341,144	$1,341,144

Depreciation expense was $5,150 at March 31, 2015 and $5,150 at March 31, 2014.

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

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the course of 2014 a related party has advanced $80,894 to Texas Gulf Exploration & Production  Inc. in the form of working capital advances. These loans are due on demand and carry no interest rate. This was increasd to $85,694 during the first quarter of 2015.

The Company paid off additional related party accrued liabilities through the issuance of 120,000 shares of our common stock valued at $33,400.

Subsequent to the transaction involving the $135,000 Note on June 22, 2014, the holder thereof, Dr. Tommie J. Morgan, became an officer and director of the Company.

NOTE 8 – NOTES PAYABLE

Notes payable and related party notes payable consist of the following for the periods ended	3/31/2015	12/31/2014

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.	85,694	83,294

Promissory note dated January 14, 2015 with an interest rate stated at 8%. Note is convertible into common stock at a 42% discount to predetermined market price. Interest and principal due at maturity October 16, 2015. Shown net of $45,113 discount.	18,887	0

Note dated June 22, 2014 with an interest rate stated at 4%. This note is convertible into 270,000 shares of common stock a related party	135,000	135,000

Total Notes Payable	239,581	218,294

Less Current Portion	239,581	215,894

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$0

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

NOTE 10 – SUBSEQUENT EVENTS

There were no reportable subsequent events.

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

NOTE 11 - ACQUISITIONS

On March 31, 2014, The Company's subsidiary Legal Capital Corp, acquired certain assets of Litigation Capital Corp. Also on March 31, 2014, the Company's subsidiary Texas Gulf  Exploration & Production, Inc. acquired certain assets of Texas Gulf Oil and Gas Inc., The acquisitions were accounted for as business purchases and recorded at the estimated fair values of the net tangible and identifiable intangible assets acquired. The excess of the purchase price over the assets acquired was recorded as goodwill. Valuations generally were determined by an independent valuation expert and the acquisition of the key operating assets were audited as significant subsidiaries. The valuation of the assets acquired from Texas Gulf Oil & Gas, Inc. is based upon potential future earnings from the 5 year oil well servicing contract by and between our subsidiary, Texas Gulf Exploration & Production, Inc., and Texas Gulf Oil & Gas, Inc.  The potential earnings are not guaranteed and could differ significantly due to the market price of crude oil and the inability of the Company to raise the capital necessary to sustain the operations of our subsidiary. Our Texas Gulf Oil & Gas, Inc. asset has recorded an impairment as more fully described in our fixed asset footnote. A summary of the purchase price, assets acquired and other information for each of these business purchases is as follows:

	Litigation	Texas
	Capital	Gulf Oil
	Corp.	& Gas
		Assets

Cash	$45,727	$0

Intangible assets	256,000	7,751,031

Equipment	0	45,650

Total Assets Purchased	$301,727	7,796,681

Components of purchase price

Series C Preferred	$0	$7,722,650

Series B Preferred	300,727	0

Assumption of liabilities	1,000	74,031

Total purchase price	$301,727	$7,796,681

NOTE 12 - NOTES RECEIVABLE

During December 2013 the company sold its working subsidiary Pipeline Nutrition, U.S.A. Inc. to a related party and extended the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. In addition to extending the due date of  the note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February  2014, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. After notification from Pipeline Nutrition, U.S.A. that they were ceasing operations we have impaired this note for the full receivable of $295,000 for the year ended December 31, 2014.

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

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

Currently the Company has projected $20,595,648 as of March 31, 2015 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

	3/31/2015	12/31/2014
Deferred tax assets:

Beginning NOL Carryover	$20,537,568	$13,177,333

Adjusted Taxable Income(loss)	(58,080)	(7,360,235)

Valuation allowance	0	0

Ending NOL Carryover	20,595,648	20,537,568

Tax Benefit Carryforward	7,002,520	6,982,773

Valuation allowance	(7,002,520)	(6,982,773)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(7,002,520)	$(6,982,773)

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

NOTE 13 – INCOME TAXES (CONTINUED)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $7,002,520 at March 31, 2015 and $6,982,773 at December 31, 2014.

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

The table below illustrates the Company’s results by reporting segment for the three months ended March 31, 2015 and 2014:

	3/31/2015	3/31/2014
Revenue

Oil service operations	$26,142	$0
Litigation	0	0

Total Revenue	$26,142	$0

	3/31/2015	3/31/2014
Operating Expenses

Oil service operations	$24,685	$0
Litigation	12	0

Total Product Cost	$24,697	$0

	3/31/2015	3/31/2014
Net Operating Income(Loss)

Oil service operations	$(36,175)	$0
Litigation	(12)	0

Total Net Operating Income(Loss)	$(36,187)	$0

Index

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2015 AND 2014

NOTE 15 - INVESTMENTS

On January 6, 2015, the Company entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. (the “JV Agreement” and “Wagley”, respectively). The purpose of the JV Agreement is to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil. The Joint Venture, to be known as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company (the“LLC”), will utilize the extensive relationships of Wagley to acquire energy related ssets such as equipment leases and production in exchange for a combination of cash and/or equity securities of the Company. As a term and condition of the JV Agreement, the Company  issued Twenty Million (20,000,000) restricted shares of its common stock to the Joint Venture as its capital contribution to the Joint Venture. The Company is valuing this investment at the fair market value of the stock issued on the date of the transaction.

NOTE 16 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company’s derivative liability is an embedded derivative associated with the Company’s convertible promissory note. The convertible promissory note was issued on January 14, 2015, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company’s statements of operations as “change in the fair value of derivative instrument”.

As of January 14, 2015 and March 31, 2015, the estimated fair value of derivative liability was determined to be $125,019 and $67,017, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $64,000. During the three months ended March 31, 2015, amortization of $18,887 was recorded against the discount. The change in the fair value of derivative liabilities for the three months ended March 31, 2015 was $58,002 resulting in an aggregate gain on derivative liabilities of $58,002.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:
		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	67,017	-	-	67,017	67,017
Total derivative liabilities	$67,017	$-	$-	$67,017	$67,017

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2015:

Derivative Liability
Fair value, January 1, 2015	$-
Additions	125,019
Change in fair value	(58,002)
Transfers in and/or out of Level 3	-
Fair value, March 31, 2015	$67,017

Index

PART I

ITEM  2.    DESCRIPTION OF BUSINESS

   OVERVIEW

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

Index

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

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

Results of Operations

The Company intends to operate its business primarily through its parent company, as described above, as well as entities that may be formed or acquired in the future.

  Results of Operations 2015-2014

Analysis of the three months ended March 31, 2015 and 2014.

Revenues

           For the three months ended March 31, 2015 we had $26,142 in revenue and $0 in revenue for the quarter ending March 31, 2014 an increase of $26,142. This is a result of all of our revenue being recorded in our oil services segment in 2015. We had not acquired this segment as of this quarter in 2014. Gross margins were small as the result of severe price depression in the price of oil.

Cost of Sales

          For the three months ended March 31, 2015 we had $24,685 in cost of revenue and $0 in cost of revenue for the quarter ending March 31, 2014 an increase of $24,685. This is a result of all of our cost of revenue being recorded in our oil services segment in 2015. We had not acquired this segment as of this quarter in 2014.

Operating Expenses

          Operating expense increased to $36,176 for the three months ended March 31, 2015 from $16,030 for the three months ended March 31, 2014, an increase of $20,146. Some of this increase is reflected in the continued operations in our oil services subsidiary of which labor is the biggest component.

Other income and expenses

            Other items increased to a net expense of $21,904 for the three months ended March 31, 2015 from net other expense  of $510 for the three months ended March 31, 2014, resulting in a total net other item increase of $21,394. This was the net effect of increased interest expense recorded by the Company. There was a derivative gain offset of $58,002 in 2014 reducing the overall net number.

Net income (loss)

           Net Income(loss) increased to a loss of $58,080 for the three months ended March 31, 2015 from a net loss of $16,540 for the three months ended March 31, 2014, an increase of $41,540. The three month increase was mostly related to subsidiary operating expenses noted above.

Index

Liquidity and Capital Resources

On March 31, 2015 we had cash and cash equivalents totaling $6,369. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

•
Going concern . Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2014 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of March 31, 2015. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of March 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Index

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

Index

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Sales of unregistered securities by the Company during the period covered by this report were disclosed in our Current Report on Form 8-K filed January 9, 2015, and as such, are not required to be furnished in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM  5. OTHER INFORMATION

None.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•
Form 8K filed on January 9, 2014 item 1.01 Entry into a material agreement, item 3.02 Unregistered sales of equity securities, item 5.02 Departure of principal officers, appointment of principal officers and item 5.03 Amendment to Articles of Incorporation.

•	Form 8K filed on March 6, 2012 item 2.06 Material impairment

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 5th day of May, 2015.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Signature	Title

/s/ Craig Crawford	President and Chief Financial Officer
------------------------
Craig Crawford