Form 10-Q
period 2015-06-30
EnergyTEK Corp.
filed 2015-08-11
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015 the registrant had 22,787,964 shares of common stock outstanding.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

INDEX

PART I

ITEM  1.      FINANCIAL STATEMENTS

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED BALANCE SHEETS
	30-Jun-15	31-Dec-14
	"Unaudited"	"Unaudited"
ASSETS
CURRENT ASSETS
Cash	$2,542	$923
Accounts receivable(net)	44	624
TOTAL CURRENT ASSETS	2,586	1,547
Property, plant and equipment, net	220,750	231,050
Investment in Joint Venture	2,200,000	0
Intangible assets	1,085,144	1,085,144
Goodwill	256,000	256,000
TOTAL ASSETS	$3,764,480	$1,573,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,058	$59,186
Other current liabilities	0	31,096
Derivative liability	65,902	0
Notes payable - current portion	172,007	135,000
Notes payable - related party	85,131	83,294
TOTAL CURRENT LIABILITIES	341,098	308,576
TOTAL LIABILITIES	341,098	308,576
COMMITMENTS AND CONTINGENCIES (Note 9)
ENERGYTEK CORP.( "ENTK")SHAREHOLERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares
issued and outstanding at June 30, 2015 and December 31, 2014	3,000	3,000
Series C $0.01 par value 890 shares issued and outstanding at June 30, 2015
and 900 at December 31, 2014.	9	9
Common Stock 500,000,000 authorized at $0.001 par value; 22,787,964 and
1,508,367 shares issued and outstanding June 30, 2015 and December 31, 2014.	22,788	1,508
Additional paid-in capital	24,907,584	22,695,464
Accumulated deficit	(21,509,999)	(21,389,496)
Less Treasury stock at cost (137,335 shares at $0.33)	0	(45,320)
TOTAL EQUITY	3,423,382	1,265,165
TOTAL LIABILITIES, AND EQUITY	$3,764,480	$1,573,741

“The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	30-Jun-15	30-Jun-14	30-Jun-15	30-Jun-14
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

REVENUES	$14,161	$15,355	$40,303	$15,355

COST OF SALES	1,943	10,134	26,628	10,134

GROSS PROFIT	12,218	5,221	13,675	5,221

OPERATING EXPENSES	54,137	41,798	91,770	72,044

NET INCOME(LOSS) FROM OPERATIONS	(41,919)	(36,577)	(78,095)	(66,823)

OTHER INCOME (EXPENSE)
Gain on derivative liability	1,115	0	59,117	0
Interest expense	(21,620)	(649)	(101,526)	(1,159)
TOTAL OTHER INCOME (EXPENSE)	(20,505)	(649)	(42,409)	(1,159)

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	(62,424)	(37,226)	(120,504)	(67,982)

Income taxes	0	0	0	0

NET INCOME (LOSS)	$(62,424)	$(37,226)	(120,504)	(67,982)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.00)	(0.03)	(0.01)	(0.06)
Basic Income (Loss) Per Share diluted	(0.00)	(0.02)	(0.00)	(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	22,787,964	1,113,986	21,014,664	1,113,986
DILUTED	119,187,964	1,713,986	117,414,664	1,713,986

“The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended
	30-Jun-15	30-Jun-14
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(120,504)	$(67,982)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	10,300	10,300
Gain on derivative liability	65,902	0
Accretion debt discount	40,507	0

(Increase) decrease in accounts receivable	580	(37,366)
Increase (decrease) in accounts payable /accrued expenses	(61,003)	122,616
Increase (decrease) in accrued interest	0	1,020
Increase (decrease) in deferred revenue	0	23,151
NET CASH USED IN OPERATING ACTIVITIES	(64,218)	51,739

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	0	(8,007,031)
Purchase of equipment	0	(206,000)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	(8,213,031)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	0	5,000
Issuance of notes payable	64,000	139,500
Payments on related party notes	1,837	0
Issuance of preferred stock Series A	0	7,795,650
Issuance of preferred stock Series B	0	227,727
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,837	8,167,877

NET DECREASE IN CASH	1,619	6,585

CASH, BEGINNING OF PERIOD	923	7,045

CASH, END OF PERIOD	$2,542	$13,630

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended
	30-Jun-15	30-Jun-14
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series A & B stock issued
in purchase of acquisition assets	$0	$8,023,377
Common stock issued for investment	$2,200,000	$0
Common stock exchanged for debt	$33,400	$0

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

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
AS OF JUNE 30, 2015 AND 2014

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
AS OF JUNE 30, 2015 AND 2014

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of June 30, 2015 and 2014.

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
AS OF JUNE 30, 2015 AND 2014

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
AS OF JUNE 30, 2015 AND 2014

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

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of the Company at March 31, 2014 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 22,787,964 as of June 30, 2015 and 1,508,367 as of December 31, 2014. Our common authorized shares were increased on July 23, 2014 from 250,000,000 to 500,000,000. We also effectuated a 1 for 150 reverse stock split of our common stock on July 23, 2014. All our financial information in these statements have been adjusted to reflect that split.

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

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

On May 21, 2014, the 900 shares of Series A Preferred Stock were exchanged for 900 Shares of Series C Preferred Stock.  Series C Stock shall have the right to convert any or all of the series of Series A Preferred Stock into Common Stock. Each share of Series C Preferred Stock shall be convertible at the option of the holder at any time, after the date of issuance of such shares. Each Series C Preferred Share converts into one hundred thousand (100,000) shares of Common Stock. Prior to January 1, 2016, in no event shall the number of Series C Preferred Stock or the number of shares of Common Stock into which the Series C Preferred Stock is convertible be subject to any adjustment resulting from a reverse split of the Common Stock. On all matters the holders of Series C Preferred Stock and the holders of Common Stock shall vote together and not as separate classes. Each holder of Series C Preferred Stock shall be entitled to one (1) vote for each share of series C Preferred Stock held.  On January 9, 2015 10 Series C shares were exchanged for 1,000,000 shares of our Common Stock.

In March of 2014 the Company issued 300,000 shares of Series B Preferred stock. The holders of Series B Preferred Stock shall be entitled to when and if declared by the Board of Directors out of the funds of the Company, non-cumulative cash dividends accruing on a daily basis from the date of issuance of the Series B Preferred Stock through and including the date on which dividends are paid at an annual rate of six percent (6%) per share of Series B Preferred Stock.   Series B Preferred Stock shall rank senior to the Common Stock and the Series C Preferred Stock. On all matters the holders of Series B Preferred Stock and the holders of Common Stock shall vote together and not as separate classes and the Series B Preferred Stock shall be counted as one vote per each share.

Reclassifications

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company’s comprehensive income equal net income for the quarters ended June 30, 2015, and 2014.

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
AS OF JUNE 30, 2015 AND 2014

NOTE 4 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit   and has had cash flow constraints with its current revenue stream. These trends have been consistent for the past few periods, respectively.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable  to  obtain  adequate  capital  it  could  be  forced  to  cease operations. In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include raising additional capital through sales of common stock and entering into acquisition agreements with profitable entities with   significant   operations.   In   addition, management is continually seeking to streamline its operations and expand the business through a variety of industries, including real estate and financial management. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the six months ended June 30:

	6/30/2014	3/31/2014

Net Income (Loss)	$(120,504)	$(67,982)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	21,014,664	1,113,986
Equivalents
Stock options	7,400,000	-
Warrants	-	-
Convertible Preferred All Series	89,000,000	600,000

Weighted-average common stock - Diluted	117,414,664	1,713,986

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	6/30/2015	12/31/2014

Property, plant and equipment consist of the following:

Equipment	$247,750	$247,750
Computers and software	7,400	7,400
Other equipment	400	400
Total property, plant and equipment	255,550	255,550
Less:
Accumulated depreciation	24,500	14,200
Current depreciation expense	10,300	10,300
Total accumulated depreciation	34,800	24,500

Net property, plant and equipment	$220,750	$231,050

Intangible assets consist of:

Goodwill	$256,000	$256,000
Intangible assets	7,751,031	7,751,031
Less:
Impairment	6,665,887	6,665,887

Net intangible assets	$1,341,144	$1,341,144

Depreciation expense was $10,300 at June 30, 2015 and $10,300 at June 30, 2014.

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

Our subsidiary, Texas Gulf Exploration & Production  Inc., has entered into a five year  agreement  whereby we  have the right of first refusal to provide all wellhead services for all of Texas Gulf Oil & Gas, Inc. oil and or gas wells at cost plus 10% for such services. However, the value for such contract, as reported herein is only a potential future value and differ significantly as it is dependent on upon the future price of oil and the Company's ability to raise capital for the cost of providing services under the contract. Texas Gulf Oil & Gas, Inc. has a 60-day right of first refusal to invest funds in any new oil or gas leases that Texas Gulf

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Exploration & Production, Inc. locates and signs leases for.

During the course of 2014 a related party has advanced $80,894 to Texas Gulf Exploration & Production, Inc. in the form of working capital advances. These loans are due on demand and carry no interest rate. This was increased to $85,694 during the first quarter of 2015.

The Company paid off additional related party accrued liabilities through the issuance of 120,000 shares of our common stock valued at $33,400.

Subsequent to the transaction involving the $135,000 Note, the holder thereof Dr. Tommie J. Morgan became an officer and director of the Company.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	6/30/2015	12/31/2014

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.
	85,131	83,294

Promissory note  dated January 14, 2015 with an interest rate stated at 8%. Note is convertible into common stock at a 42% discount to predetermined market price. Interest and principal due at  maturity October 16, 2015. Shown net of $26,993 discount.

	37,007	0

Note dated June 22, 2014 with an interest rate stated at 4%. This note is convertible into 270,000 shares of common stock.
	135,000	135,000

Total Notes Payable	257,138	218,294

Less Current Portion	215,894	215,894

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$0

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The company current has no commitments or contingencies that require reporting.

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

NOTE 10 – SUBSEQUENT EVENTS

There were no reportable subsequent events.

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
AS OF JUNE 30, 2015 AND 2014

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes ” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Company has projected $20,658,072 as of June 30, 2015 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

 NOTE 13 – INCOME TAXES (CONTINUED)

	6/30/2015	12/31/2014
Deferred tax assets:

Beginning NOL Carryover	$20,537,568	$13,177,333

Adjusted Taxable Income(loss)	(120,504)	(7,360,235)

Valuation allowance	0	0

Ending NOL Carryover	20,658,072	20,537,568

Tax Benefit Carryforward	7,023,744	6,982,773

Valuation allowance	(7,023,744)	(6,982,773)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(7,023,744)	$(6,982,773)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $7,023,744 at June 30, 2015 and $6,982,773 at December 31, 2014.

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

The table below illustrates the Company’s results by reporting segment for the six months ended June 30, 2015 and 2014:

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

 NOTE 14 - SEGMENT INFORMATION (CONTINUED)

Segment Information

	6/30/2015	6/30/2014
Revenue

Oil service operations	$40,303	$0
Litigation	0	0

Total Revenue	$40,303	$0

	6/30/2015	6/30/2014
Cost of Sales

Oil service operations	$25,089	$0
Litigation	0	0

Total Product Cost	$25,089	$0

	6/30/2015	6/30/2014
Operating Cost

Oil service operations	$26,628	$0
Litigation	48	0

Total Operating Cost	$26,676	$0

	6/30/2015	3/31/2014
Net Operating Income(Loss)

Oil service operations	$(35,389)	$0
Litigation	48	0

Total Net Operating Income(Loss)	$(35,341)	$0

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

NOTE 15 - INVESTMENTS

On January 6, 2015, the Company entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. (the “JV Agreement” and “Wagley”, respectively). The purpose of the JV Agreement is to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil. The Joint Venture, to be known as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company (the “LLC”), will utilize the extensive relationships of Wagley to acquire energy related assets such as equipment leases and production in exchange for a combination of cash and/or equity securities of the Company. As a term and condition of the JV Agreement, the Company issued Twenty Million (20,000,000) restricted shares of its common stock to the Joint Venture as its capital contribution to the Joint Venture. The Company is valuing this investment at the fair market value of the stock issued on the date of the transaction.

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

As of January 14, 2015 and June 30, 2015, the estimated fair value of derivative liability was determined to be $125,019 and $65,902, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $64,000. During the six months ended June 30, 2015, amortization of $40,507 was recorded against the discount. The change in the fair value of derivative liabilities for the six months ended June 30, 2015 was $65,902 resulting in an aggregate gain on derivative liabilities of $59,117.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	65,902	-	-	65,902	65,902
Total derivative liabilities	$65,902	$-	$-	$65,902	$65,902

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2015:

Derivative Liability
Fair value, January 1, 2015	$-
Additions	125,019
Change in fair value	(59,117)
Transfers in and/or out of Level 3	-
Fair value, June 30, 2015	$65,902

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2015 AND 2014

ITEM  2.    DESCRIPTION OF BUSINESS

   OVERVIEW

The Company conducts its business through its two wholly owned subsidiaries Texas Gulf Exploration and Production, Inc. (“TGEP”) and Legal Capital Corp. (“LCC”) as well as through the joint venture named Wagley-EnergyTEK J.V. LLC (the “Wagley JV”).

Due to the tremendous drop in oil prices over the last twelve months, the Company has developed a new plan to take advantage of the opportunity of the crisis in energy market conditions.  The Company intends to become a licensed operator of wells for both its own portfolio and other entities, via our wholly owned subsidiary, TGEP.  We will do turnarounds of troubled production assets for banks and investment groups in underperforming oil & gas properties, using state of the art technology to improve economic operating costs and performance on wells acquired or under management.  The Company intends to negotiate an equity interest as well as recovery of all operating costs in return for assuming the plugging and abandonment liability mandated by the Texas Railroad Commission for leases that the Company takes over as the operator or records for these groups of non-operating owners.  We will seek to negotiate joint ventures, whereby the Company would retain a 25% working interest in each oil & gas property and the investors or bankers would retain a 75% working interest.  Outside of these individual lease joint ventures, the Company is seeking additional investment capital to acquire troubled assets for its own account.

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

INDEX

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

Results of Operations 2015-2014

Analysis of the three months ended June 30, 2015 and 2014.

Revenues

           For the three months ended June 30, 2015 we had $14,161 in revenue and $0 in revenue for the quarter ending June 30, 2014 an increase of $14,161. This is a result of all of our revenue being recorded in our oil services segment in 2015. We had not acquired this segment as of this quarter in 2014. Gross margins were small as the result of severe price depression in the price of oil.

Cost of Sales

For the three months ended June 30, 2015 we had $26,628 in cost of revenue and $0 in cost of revenue for the quarter ending Jun 30, 2014 an increase of $26,628. This is a result of all of our cost of revenue being recorded in our oil services segment in 2015. We had not acquired this segment as of this quarter in 2014.

Operating Expenses

          Operating expense increased to $54,137 for the three months ended June 30, 2015 from $41,798 for the three months ended June 30, 2014, an increase of $12,339. Some of this increase is reflected in the continued operations in our oil services subsidiary of which labor is the biggest component.

INDEX

Other income and expenses

            Other items increased to a net expense of $20,505 for the three months ended June 30, 2015 from net other expense  of $649 for the three months ended June 30, 2014, resulting in a total net other item increase of $19,859. This was the net effect of increased interest expense recorded by the Company. There was a derivative gain offset of $1,115 in 2014 reducing the overall net number.

Net income (loss)

           Net Income (loss) increased to a loss of $62,424 for the three months ended June 30, 2015 from a net loss of $37,226 for the three months ended June 30, 2014, an increase of $25,198. The three month increase was mostly related to subsidiary operating expenses noted above.

Analysis of the six months ended June 30, 2015 and 2014.

Revenues

           For the six months ended June 30, 2015 we had $40,303 in revenue and $15,355 in revenue for the six months ending June 30, 2014 an increase of $24,948. This is a result of all of our revenue being recorded in our oil services segment in 2015. We had not acquired this segment as of six months in 2014. Gross margins were small as the result of severe price depression in the price of oil.

Cost of Sales

For the six months ended June 30, 2015 we had $26,628 in cost of revenue and $10,134 in cost of revenue for the six months ending Jun 30, 2014 an increase of $16,494. This is a result of all of our cost of revenue being recorded in our oil services segment in 2015. We had not acquired this segment as of six months in 2014.

Operating Expenses

          Operating expense increased to $91,770 for the six months ended June 30, 2015 from $72,044 for the six months ended June 30, 2014, an increase of $19,726. Some of this increase is reflected in the continued operations in our oil services subsidiary of which labor is the biggest component.

Other income and expenses

            Other items increased to a net expense of $42,409 for the six months ended June 30, 2015 from net other expense  of $1,159 for the six months ended June 30, 2014, resulting in a total net other item increase of $41,250. This was the net effect of increased interest expense recorded by the Company. There was a derivative gain offset of $59,117 in 2014 reducing the overall net number.

Net income (loss)

           Net Income (loss) increased to a loss of $120,504 for the six months ended June 30, 2015 from a net loss of $67,682 for the six months ended June 30, 2014, an increase of $52,522. The six months increase was mostly related to subsidiary operating expenses noted above.

Liquidity and Capital Resources

On June 30, 2015 we had cash and cash equivalents totaling $2,542. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

INDEX

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

●
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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of June 30, 2015. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of June 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

INDEX

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM  5. OTHER INFORMATION

None.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	On May 11, 2015, the Company filed a Current Report on Form 8-K, dated May 5, 2015, to disclose, pursuant to Item 5.03, an Amendment to the Company’s Bylaws.

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer and Chief Financial Officer

32.1	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

INDEX

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 10th day of August, 2015.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Signature	Title

/s/ Craig Crawford	President and Chief Financial Officer
------------------------
Craig Crawford