Form 10-Q
period 2015-09-30
EnergyTEK Corp.
filed 2015-11-23
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 23, 2015, the registrant had 23,087,964 shares of common stock outstanding.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

INDEX

PART I

ITEM  1.      FINANCIAL STATEMENTS

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED BALANCE SHEETS
	30-Sep-15	31-Dec-14
	"Unaudited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$13,004	$923
Accounts receivable(net)	624	624
TOTAL CURRENT ASSETS	13,628	1,547
Property, plant and equipment, net	24,954	231,050
Investment in Joint Venture	0	0
Intangible assets	1,100,000	1,085,144
Goodwill	0	256,000
TOTAL ASSETS	$1,138,582	$1,573,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,535	$59,186
Other current liabilities	0	31,096
Notes payable - current portion	110,942	135,000
Notes payable - related party	128,116	83,294
TOTAL CURRENT LIABILITIES	272,593	308,576
TOTAL LIABILITIES	272,593	308,576
COMMITMENTS AND CONTINGENCIES (Note 9)
ENERGYTEC CORP.( "ENTK")SHAREHOLERS' EQUITY
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares
issued and outstanding at September 30, 2015 and December 31, 2014	3,000	3,000
Series C $0.01 par value 890 shares issued and outstanding at September 30, 2015
and 900 at December 31, 2014.	9	9
Common Stock 500,000,000 authorized at $0.001 par value; 22,787,964 and
1,508,367 shares issued and outstanding September 30, 2015 and December 31, 2014.	22,788	1,508
Additional paid-in capital	24,727,584	22,695,464
Accumulated deficit	(23,887,392)	(21,389,496)
Less Treasury stock at cost (137,335 shares at $0.33)	0	(45,320)
TOTAL EQUITY	865,989	1,265,165
TOTAL LIABILITIES, AND EQUITY	$1,138,582	$1,573,741

“The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	30-Sep-15	30-Sep-14	30-Sep-15	30-Sep-14
	"Unaudited"	"Unaudited"	"Unaudited"	"Unaudited"

REVENUES	$19,101	$25,540	$59,404	$40,895

COST OF SALES	18,447	23,185	55,075	29,443

GROSS PROFIT	654	2,355	4,329	11,452

OPERATING EXPENSES	93,477	186,297	175,247	262,217

NET INCOME(LOSS) FROM OPERATIONS	(92,823)	(183,942)	(170,918)	(250,765)

OTHER INCOME (EXPENSE)
Gain on derivative liability	0	0	59,117	0
Gain on debt extinguishment	65,602	0	65,602	0
Other gains(losses)	(105,819)	0	(85,819)	0
Impairment charge	(2,261,144)	0	(2,261,144)	0
Interest expense	(3,208)	(3,196)	(104,734)	(4,355)
TOTAL OTHER INCOME (EXPENSE)	(2,304,569)	(3,196)	(2,326,978)	(4,355)

INCOME (LOSS) FROM CONTINUING
OPERARION BEFORE INCOME TAXES	(2,397,392)	(187,138)	(2,497,896)	(255,120)

Income taxes	0	0	0	0

NET INCOME (LOSS)	$(2,397,392)	$(187,138)	(2,497,896)	(255,120)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.11)	(0.16)	(0.12)	(0.23)
Basic Income (Loss) Per Share diluted	(0.10)	(0.00)	(0.12)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	22,787,964	1,135,896	21,605,764	1,121,289
DILUTED	22,837,964	92,935,896	21,655,764	93,921,289

“The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended
	30-Sep-15	30-Sep-14
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(2,497,896)	$(255,120)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	12,220	15,450
Compensation issued in stock	0	67,576
Impairment expense	2,261,144	0
Loss on asset disposal	69,914	0
Gain on derivative liability	59,117	0
Accretion debt discount	40,507	0

Increase (decrease) in accounts receivable		(23,621)
Increase (decrease) in accounts payable /accrued expenses	(56,747)	194,024
NET CASH USED IN OPERATING ACTIVITIES	(111,741)	(1,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0	(206,330)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	(206,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	0	5,000
Issuance of notes payable	79,000	135,000
Additional funding by related party notes	44,822	68,144
NET CASH PROVIDED BY FINANCING ACTIVITIES	123,822	208,144

NET DECREASE IN CASH	12,081	123

CASH, BEGINNING OF PERIOD	923	7,045

CASH, END OF PERIOD	$13,004	$7,168

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Nine Months Ended
	30-Sep-15	30-Sep-14
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series A & B stock issued
in purchase of acquisition assets	$0	$8,023,377
Common stock issued for investment	$2,200,000	$0
Common stock exchanged for debt	$33,400	$62,570
Common stock issued for services	$0	$67,576
Treasury stock issued for debt	$0	$45,320

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

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
AS OF SEPTEMBER 30, 2015 AND 2014

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
AS OF SEPTEMBER 30, 2015 AND 2014

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

Business segments

ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of September 30, 2015 and 2014.

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
AS OF SEPTEMBER 30, 2015 AND 2014

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
AS OF SEPTEMBER 30, 2015 AND 2014

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
AS OF SEPTEMBER 30, 2015 AND 2014

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

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company’s comprehensive income equal net income for the quarters ended September 30, 2015, and 2014.

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
AS OF SEPTEMBER 30, 2015 AND 2014

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the nine months ended September 30:

	9/30/2015	9/30/2014

Net Income (Loss)	$(2,497,896)	$(255,120)

Weighted-average common stock - Basic	21,605,764	1,121,289
Equivalents
Stock options	0	-
Warrants	-	-
Convertible notes, Preferred stock	50,000	92,800,000

Weighted-average common stock - Diluted	21,655,764	93,921,289

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	9/30/2015	12/31/2014

Property, plant and equipment consist of the following:

Equipment	$247,750	$247,750
Computers and software	7,400	7,400
Other equipment	400	400
Less: disposal	(228,676)	0
Total property, plant and equipment	26,874	255,550
Less:
Accumulated depreciation	24,500	14,200
Current depreciation expense	12,220	10,300
Less: disposal	(34,800)	0
Total accumulated depreciation	1,920	24,500

Net property, plant and equipment	$24,954	$231,050

Intangible assets consist of:

Goodwill	$256,000	$256,000
Intangible assets	7,751,031	7,751,031
Less:
Impairment	7,907,031	6,665,887

Net intangible assets	$100,000	$1,341,144

Depreciation expense was $12,220 at September 30, 2015 and $15,450 at September 30, 2014.

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

Our subsidiary, Texas Gulf Exploration & Production, Inc., has entered into a five year agreement whereby we have the right of first refusal to provide all wellhead services for all of Texas Gulf Oil & Gas, Inc. oil and or gas wells at cost plus 10% for such services. However, the value for such contract, as reported herein is only a potential future value and differ significantly as it is dependent on upon the future price of oil and the Company's ability to raise capital for the cost of providing services under the contract. Texas Gulf Oil & Gas, Inc. has a 60-day right of first refusal to invest funds in any new oil or gas leases that Texas Gulf Exploration & Production, Inc. locates and signs leases for.

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the course of 2014 a related party has advanced $80,894 to Texas Gulf Exploration & Production, Inc. in the form of working capital advances. These loans are due on demand and carry no interest rate. This was increased to $128,116 during the first quarter of 2015.

The Company paid off additional related party accrued liabilities through the issuance of 120,000 shares of our common stock valued at $33,400.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	9/30/2015	12/31/2014

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.	7,500	0

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.	7,500	0

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.	87,669	83,294

Funds advanced from a related party issued for working capital during 2015 with an interest rate stated at 0%. This note is due on demand.	40,447	0

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.	95,942	0

Note dated June 22, 2014 with an interest rate stated at 4%. This note is convertible into 270,000 shares of common stock.	0	135,000

Total Notes Payable	239,058	218,294

Less Current Portion	239,058	218,894

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$0

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

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

These investments were reduced for an impairment charge of $6,665,887 in December of 2014 and an additional impairment charge of $1,241,144 in September of 2015 due to industry economic conditions reducing our carrying value to $100,000.

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

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

Currently the Company has projected $23,035,464 as of September 30, 2015 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

 NOTE 13 – INCOME TAXES (CONTINUED)

	9/30/2015	12/31/2014
Deferred tax assets:

Beginning NOL Carryover	$20,537,568	$13,177,333

Adjusted Taxable Income(loss)	(2,497,896)	(7,360,235)

Valuation allowance	0	0

Ending NOL Carryover	23,035,464	20,537,568

Tax Benefit Carryforward	7,832,058	6,982,773

Valuation allowance	(7,832,058)	(6,982,773)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(7,832,058)	$(6,982,773)

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $7,832,058 at September 30, 2015 and $6,982,773 at December 31, 2014.

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

The table below illustrates the Company’s results by reporting segment for the nine months ended September 30, 2015 and 2014:

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

Segment Information

	9/30/2015	9/30/2014
Revenue

Oil service operations	$59,404	$40,895
Litigation	0	1,175

Total Revenue	$59,404	$42,070

	9/30/2015	9/30/2014
Cost of Sales

Oil service operations	$55,075	$29,443
Litigation	0	0

Total Product Cost	$55,075	$29,443

	9/30/2015	9/30/2014
Operating Cost

Oil service operations	$55,518	$61,744
Litigation	48	31,389

Total Operating Cost	$55,566	$93,133

	9/30/2015	9/30/2014
Net Operating Income(Loss)

Oil service operations	$(73,314)	$(50,292)
Litigation	(48)	(30,214)

Total Net Operating Income(Loss)	$(73,362)	$(80,506)

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

NOTE 15 - INVESTMENTS

On January 6, 2015, the Company entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. (the “JV Agreement” and “Wagley”, respectively). The purpose of the JV Agreement is to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil. The Joint Venture, to be known as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company (the “LLC”), will utilize the extensive relationships of Wagley to acquire energy related assets such as equipment leases and production in exchange for a combination of cash and/or equity securities of the Company. As a term and condition of the JV Agreement, the Company issued Twenty Million (20,000,000) restricted shares of its common stock to the Joint Venture as its capital contribution to the Joint Venture. The Company is valuing this investment at the fair market value of the stock issued on the date of the transaction. This investment was reduced to $1,000,000 by a $1,020,000 impairment charge due to industry economic conditions.

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

As of January 14, 2015 and September 30, 2015, the estimated fair value of derivative liability was determined to be $125,019 and $0, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $64,000. During the nine months ended September 30, 2015, amortization of $40,507 was recorded against the discount. The change in the fair value of derivative liabilities for the nine months ended September 30, 2015 was $0 resulting in an aggregate gain on derivative liabilities of $59,117.

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheets:

Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liabilities on conversion feature	-	-	-	-	-
Total derivative liabilities	$-	$-	$-	$-	$-

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2015 AND 2014

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2015:

Derivative Liability
Fair value, January 1, 2015	$-
Additions	125,019
Change in fair value	(59,117)
Transfers in and/or out of Level 3	(65,902)
Fair value, September 30, 2015	$-

INDEX

ITEM  2.    DESCRIPTION OF BUSINESS

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

Results of Operations 2015-2014

Analysis of the three months ended September 30, 2015 and 2014.

Revenues

           For the three months ended September 30, 2015 we had $19,101 in revenue and $25,540 in revenue for the quarter ending September 30, 2014 a decrease of $6,439. This is a result of severe price depression in the price of oil.

Cost of Sales

For the three months ended September 30, 2015 we had $18,447 in cost of revenue and $23,185 in cost of revenue for the quarter ending September 30, 2014 a decrease of $4,738. This is a result of all of our cost of revenue being recorded in our oil services segment in 2015.

Operating Expenses

          Operating expense increased to $93,477 for the three months ended September 30, 2015 from $186,297 for the three months ended September 30, 2014, a decrease of $92,820. Most of this decrease is reflected in the operations of our oil services subsidiary which was substantially cut back due to economic conditions.

 Other income and expenses

            Other items increased to a net expense of $2,304,569 for the three months ended September 30, 2015 from net other expense  of $3,196 for the three months ended September 30, 2014, resulting in a total net other item increase of $2,301,373. The major component here was impairment charges of $2,261,144 to our investments due to the price of oil and its projected pricing over the coming 24 months.

INDEX

Net income (loss)

           Net Income (loss) increased to a loss of $2,397,392 for the three months ended September 30, 2015 from a net loss of $187,138 for the three months ended September 30, 2014, an increase of $2,210,254. The three month increase was mostly related to subsidiary operating expenses noted above.

Analysis of the nine months ended September 30, 2015 and 2014.

Revenues

           For the nine months ended September 30, 2015 we had $59,404 in revenue and $40,895 in revenue for the nine months ending September 30, 2014 an increase of $18,509. This is a result of severe price depression in the price of oil that has continued over the entire nine month period.

Cost of Sales

For the nine months ended September 30, 2015 we had $55,075 in cost of revenue and $29,443 in cost of revenue for the nine months ending September 30, 2014 an increase of $25,632. This is a result of all of our cost of revenue being recorded in our oil services segment in 2015.

Operating Expenses

          Operating expense increased to $175,247 for the nine months ended September 30, 2015 from $262,217 for the nine months ended September 30, 2014, a decrease of $86,970. This reflects a decrease in all our companies operating overhead as we offset decreasing revenue and oil prices.

Other income and expenses

            Other items increased to a net expense of $2,326,978 for the nine months ended September 30, 2015 from net other expense  of $4,355 for the nine months ended September 30, 2014, resulting in a total net other item increase of $2,322,623. The major component here was impairment charges of $2,261,144 to our investments due to the price of oil and its projected pricing over the coming 24 months. All of these charges were incurred in the last operating quarter.

Net income (loss)

           Net Income (loss) increased to a loss of $2,497,896 for the nine months ended September 30, 2015 from a net loss of $255,120 for the nine months ended September 30, 2014, an increase of $2,242,776. The nine months increase was mostly related to subsidiary operating expenses noted above.

Liquidity and Capital Resources

On September 30, 2015 we had cash and cash equivalents totaling $13,004. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

INDEX

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

Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on such instruments. We have no material currency exchange or interest rate risk exposure as of September 30, 2015. Therefore, there will be no ongoing exposure to a potential material adverse effect on our business, financial condition or results of operation for sensitivity to changes in interest rates or to changes in currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of September 30, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

None.

ITEM  5. OTHER INFORMATION

None.

ITEM  6. EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	On November 4, 2015, the Company filed a Current Report on Form 8-K, dated November 1, 2015, to disclose, pursuant to Item 5.02, a Change in Directors or Certain Officers.

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Principal Executive Officer

31.2	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certifications of Chief Financial Officer

32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

INDEX

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of November, 2015.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Signature	Title

/s/ Jonathan R. Read	President
Jonathan R. Read

/s/ Craig Crawford	Chief Financial Officer
Craig Crawford