Form 10-K
period 2015-12-31
EnergyTEK Corp.
filed 2016-04-13
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 814-00175

ENERGYTEK CORP.
(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7960 E. Camelback Road, #511
Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

(480) 663-8118
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer's revenues for its most recent fiscal year: $59,404.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was $185,234 as of June 30, 2015.

As of April 11, 2016, there were 25,587,964 shares of the issuer's $0.0001 par value common stock issued and outstanding.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

EnergyTEK Corp. (the "Company") was originally incorporated in the State of Colorado on February 16, 1984 under the name of Oravest Interests, Inc.  On March 14, 2002, after several prior name changes, we changed our name to Broadleaf Capital Partners, Inc.   On April 10, 2002 we effectuated a merger with Broadleaf Capital Partners, Inc., a Nevada corporation (which had been formed on March 19, 2001) and as a result re-domiciled to the State of Nevada.  On July 23, 2014 we changed our name to EnergyTEK Corp.

On March 31, 2014 we closed a transaction whereby we acquired certain assets and assumed certain liabilities of Texas Gulf Oil & Gas, Inc., a Nevada corporation ("TGOG"). These assets and liabilities became were contributed to our then new-formed wholly owned subsidiary Texas Gulf Exploration & Production, Inc. In connection therewith, we issued 900 shares of the Company's Series A Preferred Stock to TGOG.  Later, on May 21, 2014, the Company and TGOG closed a transaction whereby the 900 shares of Series A Preferred Stock were exchanged for 900 shares of Series C Preferred Stock.

On March 31, 2014, we closed a transaction whereby we acquired certain assets and assumed certain liabilities of Litigation Capital, Inc., a Nevada corporation ("LCI"). These assets and liabilities became were contributed to our then new-formed wholly owned subsidiary Legal Capital Corp. In connection therewith we issued 300,000 shares of the Company's Series B Preferred Stock to LCI.

Also on March 31, 2014, we closed a transaction whereby we rescinded an agreement dated November whereby we acquired all of the capital stock of Sustained Release, Inc.

On July 23, 2014, we effectuated a 1-for-150 reverse split of the Company's common stock.

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

DESCRIPTION OF OUR PRODUCTS AND SERVICES

The Company conducts its business through its two wholly owned subsidiaries Texas Gulf Exploration and Production, Inc. ("TGEP") and Legal Capital Corp. ("LCC") as well as through the joint venture named Wagley-EnergyTEK J.V. LLC (the "Wagley JV").

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

Additionally, we have recently entered into the joint venture with Wagley Offshore-Onshore, Inc., the Wagley JV, which has been capitalized with 20 million shares of the Company's common stock.  The mission of the Wagley JV is to acquire distressed energy assets in exchange for shares of such common stock.  Our target is smaller, independent producers who cannot find a traditional cash buyer for their leases, equipment or production in the current liquidity-short energy market environment.  The inherent risks to the success of the Wagley JV are competitors who have cash to buy the distressed energy assets, the limited liquidity of the Company's common stock which the sellers of the assets would receive in exchange for the assets and the dilution of the Company's current shareholders in purchasing the energy-related assets that may lose much or all of their value.

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

The Company's goal is to provide a unique and much needed service in what LCC believes to be an untapped, growing market by providing access to capital for prejudgment lawsuit funding, particularly commercial claims in the securities and consumer fraud areas.  Financing by LCC will be made only to attorneys, and not directly to plaintiffs.  In addition, initially such financing will only be made on cases pending in either state courts or federal courts in Florida, with expansion to become a national litigation financing provider being the ultimate goal.

To date, LCC has found limited funding for its startup.  However, there is no assurance that LCC, on its own or through the efforts of its parent, EnergyTEK, will be able to secure additional funding to permit LCC to pursue its business plan.

COMPETITION

The business operations of TGEP and the Wagley JV are subject to intense competition.  A large number of companies and individuals engage in the exploration for and production of oil and gas and there is competition for the most desirable leases.   The competition includes major entities such as Exxon Mobil, Royal Dutch Shell, BP, Chevron Corporation and Conoco Phillips.  In addition, there are a number of small independent oil and gas exploration and/or production companies in the region in which TGEP and the Wagley JV currently or intend to focus their operations.  All of the major oil and gas companies and a large percentage of the independent companies have larger operations and financing to support their operations, which puts the Company's operations at a disadvantage.

The competition faced by LCC is not nearly as extensive nor widespread, but there are larger, more established companies in the litigation finance business, such as Longford Capital, Lake Whillans, Pravati Capital and LawCash.  The risks faced by LCC's business model include inadequate capital and a lack of experience when compared these other firms.  Additionally, LCC faces risk in financing litigation that does not have a favorable outcome and, thus, incurs significant losses related to such case, which would have had significant impact on LCC due to its inadequate capital.

The competition faced by LCC is not nearly as extensive nor widespread, but there are larger, more established companies in the litigation finance business, such as Longford Capital, Lake Whillans, Pravati Capital and LawCash.  The risks faced by LCC's business model include inadequate capital and a lack of experience when compared these other firms.  Additionally, LCC faces risk in financing litigation that does not have a favorable outcome and, thus, incurs significant losses related to such case, which would have had significant impact on LCC due to its inadequate capital.

Employees and Employment Agreements

As of the filing date hereof we have no full-time employees.  Our only employees would be our officers who serve on a part time basis. Our administrative other related services, to the extent not performed by our offices are performed by third parties on a contract basis. There are no formal employment agreements between the Company and our officers, except that Jonathan R. Read our, our President and Chief Executive Officer is paid the sum of $5,000 per month and Craig Crawford our Chief Financial Officer is paid the sum of $2,000 per month.

Facilities

The Company's principal office is located at 8960 E. Camelback Road, #511, Scottsdale AZ 85251.   The office space is provided by our Chief Executive Officer at no cost to the Company.  Prior to April 2016, we also maintained administrative facilities at 123 No. Post Oak Lane, Suite 440, Houston, TX 77024. The Company paid a combined amount of $2,500 per month to a related party for rent and for administrative and clerical services.

ITEM  1A.    RISK FACTORS

As a smaller-reporting company, we are not required to provide the information required by this item.

ITEM  2.    DESCRIPTION OF PROPERTY

The Company's principal office is located at 8960 E. Camelback Road, #511, Scottsdale AZ 85251.   The office space is provided by our Chief Executive Officer at no cost to the Company.  Prior to April 2016, we also maintained administrative facilities at 123 No. Post Oak Lane, Suite 440, Houston, TX 77024. The Company paid a combined amount of $2,500 per month to a related party for rent and for administrative and clerical services.

ITEM 3.    LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is quoted on the OTC Bulletin Board and the OTC Markets, Inc. – OTCQB Systems under the symbol of ENTK.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2014 through December 31, 2015. The over-the- counter market quotations may reflect inter-dealer  prices, without retail market-up,  markdown  or commission and may not represent actual  transactions. The market information was obtained from QuoteMedia.com.  Prices have been adjusted for the 1-for-150 reverse split which was effective on July 23, 2014.

Year Ended December 31, 2015
	High	Low

Quarter 1	0.150	0.080
Quarter 2	0.130	0.080
Quarter 3	0.080	0.050
Quarter 4	0.050	0.020

Year Ended December 31, 2014
	High	Low

Quarter 1	0.006	0.004
Quarter 2	0.011	0.003
Quarter 3	1.000	0.003
Quarter 4	1.000	0.120

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

Shareholders

As of December 31, 2015, there were 543 shareholders and 23,071,295 shares of Common Stock outstanding.

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

Transfer Agent

The Transfer Agent for the Company's Common Stock is Colonial Stock Transfer Co., 66 Exchange Place, Suite 100, Salt Lake City, UT 84111.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2015.

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

Results of Operations 2015-2014

Analysis of the calendar years ended December 31, 2015 and December 31, 2014.

Revenues

For the year ended December 31, 2015, revenues were approximately $59,404 compared to $42,094 for the year ended December 31, 2014, increasing by $17,310 or 41%. A total of $59,404 in sales in the current period was from our oil services operations and $-0- from our litigation services operations.

Cost of Sales

For the year ended December 31, 2015, cost of sales were approximately $49,769 compared to $20,084 for the year ended December 31, 2014, increasing by $29,685 or 148%.  A total of $49,769 in cost of sales in the current period was from our oil services operations and $-0- from our litigation services operations.

G & A Expenses

G&A expense were $248,673 for the year ended December 31, 2015 compared to $417,003 for the year ended December 31, 2014, a decrease of $168,330 or 40%.  Our oil services operations incurred $34,665 in operating costs for the current period and our litigation services operations incurred operating costs of $644.  The remaining operating costs during the current period are attributable to the parent company and total $213,364.

Other income and expenses

Other items decreased to a net expense of $3,308,556 for the year ended December 31, 2015 from a net expense of $6,965,242 for the year ended December 31, 2014, resulting in a total net item decrease of $3,656,686 or 52%. The major items constituting the other expense were an intangible asset impairment charge of $3,261,144 and interest income of $104,812.

Net income (loss)

Net Income increased to a loss of $3,547,594 for the year ended December 31, 2015 from net income loss of $7,360,235 for the year ended December 31, 2014, an increase of $3,812,641 or 52%. The increase was mostly related to a reduction in impairment charges during the current period.

Liquidity and Capital Resources 2015-2014

Analysis of the fiscal years ended December 31, 2015 and December 31, 2014:

On December 31, 2015 the Company had total assets of $129,040 compared to $1,573,741 on December 31, 2014 a decrease of $1,444,701 or 92%. The Company had total liabilities of $312,749 on December 31, 2015 compared to $308,576 on December 31, 2014 an increase of $4,173 or 1%.   The Company had a total stockholders' equity deficit of ($183,709) on December 31, 2015 compared to a stockholders' equity of $1,265,165 on December 31, 2014 a decrease of $1,448,874 or 115%. The Company's decrease in assets resulted from the impairment charges attributable to the decrease in the price of oil.  The Company does not believe that it can maintain its current operating levels out of remaining cash which was $6,647 as of December 31, 2015.  In order to ensure continued operations, the Company must raise additional capital through the sale of debt, stock or convertible debt, the latter two of which would have a dilutive effect upon the currently issued and outstanding shares of the Company's common stock.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2015 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A. Controls and Procedures.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015.

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

Management's Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2016.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

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

The following persons constitute all of the Company's Executive Officers and Directors:

NAME	AGE	POSITION
Jonathan R. Read	59	President, Chief Executive Officer and Chairman of the Board
Craig Crawford	62	Chief Financial Officer and Director

Jonathan R. Read, 59, President, Chief Executive Officer and Chairman of the Board.  Mr. Read as held numerous executive positions with United States and internationally based companies over a span in excess of 35 years.  Most recently, from 2013 to present, he has served as Managing Partner of Quadratam1 LLC, a Scottsdale, Arizona based firm specializing in providing financial and organizational consulting services for growth-stage companies in the United States and China.  Prior to that, beginning in 2005 and continuing through 2012, he founded and served as Chief Executive Officer and a director of ECOtality, Inc. (NASDAQ:ECTY), a San Francisco based entity which was a pioneer in the field of Electric Vehicle charging and battery technology.

Craig Crawford, 62, Chief Financial Officer and Director. Mr. Crawford has been employed as a senior manager or senior officer in the oil & gas industry for over 35 years.  His most recent employment is as follows:  From August 2008 to July 2011, he served as Director of Operations of Willbros, Inc. - Facilities Business Unit. In January 2010 he participated in the formation of Texas Gulf Oil & Gas, Inc. From July 2011 to April 2014, he served as a Co-founder and Chief Executive/Chief Financial Officer and a director of Texas Gulf Energy, Inc., and as President of International Plant Services LLC, its wholly owned subsidiary.  From December, 2013 to present he has served as Vice President – Construction of  a major engineering and construction firm, overseeing capital oil & gas construction projects  in the State of Alaska.

Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of our board of directors. There are no family relationships among any of the directors and executive officers.

Code of Ethics

As revised in August 2011, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission there under. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 7960 E. Camelback Rd., #511, Scottsdale, AZ 85251.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of the Company's directors and executive officers, and any beneficial owner of more than 10 percent of the Company's common stock, to file reports with the SEC. These include initial reports and reports of changes in the individual's beneficial ownership of the Company's common stock. Such persons are also required by SEC regulations to furnish the Company with copies of such reports.

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

Summary Compensation Table

The compensation of the named executive officers for the last two completed fiscal years ended December 31, 2014 and December 31, 2015 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-qualified Deferred Compensa-tion Earnings $	All Other Compen-sation $	Total $

Jonathan R. Read,	2014	-	-	-	-	-	-	-	-
President and CEO	2015	10,000	-	-	-	-	-	-	10,000

Tommie J. Morgan,	2014	-	-	-	-	-	-	-	-
Former Secretary	2015	6,000		5,000	-	-	-	-	11,000

Craig Crawford,	2014	6,634	-	-					6.634
CFO	2015	6,000	-	5,000	-		-	-	11,000

J. Michael King,	2014	12,329							12.329
Former President	2015	-	-	5,000	-	-	-	-	5,000

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

Long-Term Incentive Plans

As of December 31, 2015, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end

As of the year ended December 31, 2015, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

 OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Unexercisable Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Jonathan R. Read, President and CEO	-	-	-	-	n/a	-	-	-	-

Tommie J. Morgan, Former Secretary	-	-	-	-	n/a	-	-	-	-

Craig Crawford, CFO	-	-	-	-	n/a	-	-	-	-

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2015, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31 2015, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of voting common stock and voting preferred stock, each of our directors and named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Class Type	Beneficial Owner Name and Address	Amount of Ownership	Percentage Ownership
Officers and Directors

Common Stock	Jonathan R. Read, President, Chief Executive Officer and Chairman of the Board (1)	-0- shares	0%

Common Stock	Craig Crawford Chief Financial Officer and Director (1)	118,182 shares	0.51%

Common Stock	Tommie J. Morgan Former Secretary and Director (1)	100,000 shares	0.43%

Common Stock	All Officer and Directors as a Group – 3 members	218,182 shares	0.95%

5% Shareholders

Common Stock	Wagley-EnergyTEK JV LLC (1)	20,000,000 shares	86.7%

Series B Preferred	Litigation Capital, Inc. 1062 Indiantown Road Suite 400 Jupiter, FL 33477	300,000 shares	100%

Series C Preferred	Hudson Bay Master Fund Ltd. 777 3rd Avenue, 30th Floor New York, NY 100017	445 shares	50.0%

	Cavalry Fund I LP 61 Kinderkamack Rd. Woodcliff Lake, NJ 07677	311 shares	34.9%

	Jano Capital LLC 743-7 NE 12th Terrace Boynton Beach, FL 333435	89 shares	10.0%

(1)	The address is: c/o EnergyTEK Corp., 7960 Camelback Rd., #511, Scottsdale, AZ 85251.

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

Changes in Control - We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403.

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

During the fiscal years ended December 31, 2014 and December 31, 2015, the Company engaged in the following transactions with a related person: On January 6, 2015, we closed a transaction whereby we entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil.  The joint venture was formed as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company. Pursuant to this transaction we issued 20,000,000 restricted shares of our common stock, with a value of $2,020,000, to be used to acquire such distressed energy assets.  Damon Wagley, President of Wagley Offshore-Onshore, Inc., was President of the Company from April 14, 2014 through June 23, 2014 and President of our wholly owned subsidiary, Texas Gulf Exploration & Production, Inc. from March 31, 2014 to present.

Director Independence

Our board of directors affirmatively determines the independence of each director and nominee for election as a director in accordance with guidelines it has adopted, which include all elements of independence set forth in NASDAQ Rule 4200(a)(15).  Based on this standard, the board of directors has determined that it currently it has no members who qualify as "independent."

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

Audit Fees 2014: $12,000

Audit Fees 2015: $9,000

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b)     Exhibits

Exhibit No.	Description	Location

2.1	Purchase Agreement between the Company and Texas Gulf Oil & Gas, Inc. dated March 31, 2014.	Incorporated by reference Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2014.

2.2	Purchase Agreement between the Company and Litigation Capital, Inc. dated March 31, 2014.	Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8 filed with the SEC on April 4, 2014.

2.3	Share Exchange Agreement between the Company and Texas Gulf Oil & Gas, Inc. May 21, 2014,	Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the SEC on April 4, 2014.

3.1	Articles of Incorporation of the Company, as amended.	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.

3.2	Bylaws of the Company	Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.

4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on March 31, 2014.	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on April 4, 2014 (subsequently amended and restated).

4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Nevada Secretary of State on March 31, 2014.	Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed with the SEC on March 31, 2014.

4.3	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock filed with the Nevada Secretary of State on April 29, 2014.	Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 8-K for the period ended March 31, 2014, filed with the SEC on May 2, 2014.

4.4	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 20, 2014.	Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 8-K filed with the SEC on May 28, 2014 (subsequently corrected and amended).

4.5	Certificate of Correction to Certificate of Designations of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 22, 2014.	Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.

4.6	Certificate of Amendment to Certificate of Certificate of Designations of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on September 19, 2014.	Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.

4.7	Certificate of Amendment to Certificate of Certificate of Designations of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on January 7, 2015.	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2015.

10.1	Joint Venture Agreement between the Company and Wagley Offshore-Onshore, Inc. dated January 6, 2015.	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2015.

10.2	Limited Liability Company Operating Agreement for Wagley-EnergyTEK LLC by and between the Company and Wagley Offshore-Onshore, Inc. dated January 6, 2015.	Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on January 9, 2015.

21	List of Subsidiaries of the Company	Provided herewith.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101
The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Shareholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements.
Provided herewith

SIGNATURES

 In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGYTEK CORP.

Date: April 13, 2016

	By:	/s/ Jonathan R. Read
Jonathan R. Read
Chief Executive Officer & Principal Executive Officer

/s/ Craig Crawford
Craig Crawford
Chief Financial Officer & Principal Accounting and Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2015.

Signatures	Title	Date

/s/ Jonathan R. Read	Chairman of the Board	April 13, 2016
Jonathan R. Read

/s/ Craig Crawford	Director	April 13, 2016
Craig Crawford

EnergyTEK Corp.
(Formerly Broadleaf Capital Partners, Inc.)
Consolidated Financial Statements
December 31, 2015 and 2014

EnergyTEK Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Energy Tek Corp. (formerly Broadleaf Capital Partners, Inc.)

We have audited the accompanying balance sheet of Energy Tek Corp. (formerly Broadleaf Capital Partners, Inc.) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Energy Tek Corp. (formerly Broadleaf Capital Partners, Inc.) at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ John Scrudato CPA

Califon, New Jersey

April 11, 2016

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED BALANCE SHEETS
	31-Dec-15	31-Dec-14
	"Audited"	"Audited"
ASSETS
CURRENT ASSETS
Cash	$6,647	$923
Accounts receivable(net)	624	624
TOTAL CURRENT ASSETS	7,271	1,547
Property, plant and equipment, net	21,769	231,050
Intangible assets	100,000	1,085,144
Goodwill	0	256,000
TOTAL ASSETS	$129,040	$1,573,741
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,245	$59,186
Other current liabilities	0	31,096
Notes payable - current portion	110,942	135,000
Notes payable - related party	142,562	83,294
TOTAL CURRENT LIABILITIES	312,749	308,576
TOTAL LIABILITIES	312,749	308,576
COMMITMENTS AND CONTINGENCIES (Note 9)
ENERGY TEK CORP.( "ENTK")SHAREHOLERS' EQUITY (DEFICIT)
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares
issued and outstanding at December 31, 2015 and December 31, 2014	3,000	3,000
Series C $0.01 par value 800 shares issued and outstanding at December 31, 2015
and 900 at December 31, 2014.	9	9
Common Stock 500,000,000 authorized at $0.001 par value; 22,787,964 and
1,508,367 shares issued and outstanding December 31, 2015 and December 31, 2014.	22,788	1,508
Additional paid-in capital	24,727,584	22,695,464
Accumulated deficit	(24,937,090)	(21,389,496)
Less Treasury stock at cost (137,335 shares at $0.33)	0	(45,320)
TOTAL EQUITY(DEFICIT)	(183,709)	1,265,165
TOTAL LIABILITIES, AND EQUITY(DEFICIT)	$129,040	$1,573,741

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	31-Dec-15	31-Dec-14
	"Audited"	"Audited"

REVENUES	$59,404	$42,094

COST OF SALES	49,769	20,084

GROSS PROFIT	9,635	22,010

OPERATING EXPENSES	248,673	417,003

NET INCOME(LOSS) FROM OPERATIONS	(239,038)	(394,993)

OTHER INCOME (EXPENSE)
Gain on derivative liability	59,117	0
Gain on debt extinguishment	65,602	0
Other gains(losses)	(67,319)	0
Impairment charge	(3,261,144)	(6,960,887)
Interest expense	(104,812)	(4,355)
TOTAL OTHER INCOME (EXPENSE)	(3,308,556)	(6,965,242)

INCOME (LOSS) FROM CONTINUING
OPERATION BEFORE INCOME TAXES	(3,547,594)	(7,360,235)

Income taxes	0	0

NET INCOME (LOSS)	(3,547,594)	(7,360,235)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.16)	(6.03)
Basic Income (Loss) Per Share diluted	(0.15)	(2.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
BASIC	21,901,314	1,220,955
DILUTED	21,901,314	1,220,955

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
Consolidated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2015 and 2014
"Audited"

	Preferred		Common			Additional
	stock		stock		Treasury	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Total

Balance 31-Dec-13	0	0	1,113,986	1,114	0	14,307,491	(14,029,261)	279,344

Preferred stock issued for acquisitions	300,900	3,009	0	0	0	8,201,257	0	8,204,266

Acquisition of treasury stock	0	0	0	0	(45,320)	45,320	0	0

Stock issued as Compensation	0	0	213,143	332	0	67,301	0	67,633

Stock issued for debt	0	0	182,501	63	0	74,095	0	74,158

Net income for the year ended December 31, 2014	0	0	0	0	0	0	(7,360,235)	(7,360,235)

Balance 31-Dec-14	300,900	$3,009	1,509,630	$1,508	$(45,320)	22,695,464	$(21,389,496)	$1,265,165

Conversion of Preferred	0	0	1,000,000	1,000	0	(1,000)	0	0

Stock issued in Joint Venture	0	0	20,000,000	20,000	0	2,000,000	0	2,020,000

Stock issued for debt	0	0	278,334	280	45,320	33,120	0	78,720

Net income for the year ended December 31, 2015	0	0	0	0	0	0	(3,547,594)	(3,547,594)

Balance 31-Dec-15	300,900	$3,009	22,787,964	$22,788	$0	24,727,584	$(24,937,090)	$(183,709)

"The accompanying notes are an integral part of these consolidated financial Statements"

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	31-Dec-15	31-Dec-14
	"Audited"	"Audited"
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$(3,547,594)	$(7,360,235)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	5,105	20,600
Compensation issued in stock	0	119,535
Impairment expense	3,261,144	6,960,887
Loss on asset disposal	100,214	0
Gain on derivative liability	59,117	0
Accretion debt discount	40,507	0

Increase (decrease) in accounts payable /accrued expenses	(31,036)	42,547
NET CASH USED IN OPERATING ACTIVITIES	(112,543)	(216,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0	0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	0	5,000
Issuance of notes payable	79,000	135,000
Net additional funding by related party notes	39,267	70,544
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,267	210,544

NET DECREASE IN CASH	5,724	(6,122)

CASH, BEGINNING OF PERIOD	923	7,045

CASH, END OF PERIOD	$6,647	$923

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGY TEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended
	31-Dec-15	31-Dec-14
	"Audited"	"Audited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$3,286	$4,355
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Preferred stock series A & B stock issued
in purchase of acquisition assets	$0	$8,023,377
Common stock issued for investment	$2,020,000	$0
Common stock exchanged for debt	$33,400	$74,158
Common stock issued for services	$0	$67,690
Treasury stock issued for debt	$0	$45,320

"The accompanying notes are an integral part of these consolidated financial statements."

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

This summary of significant account policies of the Company is presented to assist in understanding the Company's financial statements. The financial statements and the notes are the representation of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles ("US GAAP") and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All significant intercompany account balances, transactions, profits and losses have been eliminated.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee's activities are accounted for using the equity method where applicable. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method where applicable.

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

Fair Value of Financial Instruments

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable,  and accounts payable, the carrying amounts approximate fair value due to their short maturities.

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
AS OF DECEMBER 31, 2015

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

Accounts Receivable, Net

Accounts receivable represent amounts due from customers on product and other sales. These accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of its accounts receivable based on a combination of factors, including whether sales were made pursuant to letters of credit. In cases where management is aware of circumstances that may impair a specific customer's ability to meet its financial obligations, management records a specific allowance against amounts due, and reduces the net recognized receivable to the amount the Company believes will be collected. For all other customers, the Company maintains an allowance that considers the total receivables outstanding, historical collection rates and economic trends. Accounts are written off when all efforts to collect have been exhausted.

Stock Based Compensation

When applicable, the Company will account for stock-based payments to employees in accordance with ASC 718, "Stock Compensation" ("ASC 718").  Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees."  Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term "forfeitures" is distinct from "cancellations" or "expirations" and represents only the unvested portion of the surrendered stock option or warrant.  The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.  The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

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
AS OF DECEMBER 31, 2015

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

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. During the year ended December 31, 2015 and 2014 the company recognized an impairment charges of $10,222,031 of its oil service industry intangible assets.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of December 31, 2015 and 2014.

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
AS OF DECEMBER 31, 2015

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements

For certain financial instruments, including accounts receivable, accounts payable,  interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted ASC 820-10, "Fair Value Measurements and Disclosures." ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

In February 2007, the FASB issued ASC 825-10 "Financial Instruments." ASC 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825-10 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company adopted ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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
AS OF DECEMBER 31, 2015

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

Net Income per Share

The Company computes net income (loss) per share in accordance with ASC 260-10, "Earnings Per Share." The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. The Company has currently authorized a Series C Preferred stock which is convertible at a rate of one share of preferred stock into one percent of the fully diluted common stock outstanding at the close of business on the last day prior to the date of notice of conversion.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of the Company at December 31, 2015 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 22,787,964 as of December 31, 2015 and 1,508,367 as of December 31, 2014. Our common authorized shares were increased on July 23, 2014 from 250,000,000 to 500,000,000. We also effectuated a 1 for 150 reverse stock split of our common stock on July 23, 2014. All our financial information in these statements have been adjusted to reflect that split.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Preferred Stock

On November 16, 2013, the Company's Board of Directors authorized the issuance of Preferred stock of 10,000,000 with a par value of $0.01 per share. The terms of these shares will be determined upon issuance; however, no shares were ever sold or issued.

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

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company's comprehensive income equal net income for the years ended December 31, 2015, and 2014.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the years ended December 31:

	12/31/2015	12/31/2014

Net Income (Loss)	$(3,547,594)	$(7,360,235)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	21,901,314	1,220,955
Equivalents
Stock options	0	-
Warrants	-	-
Convertible notes, Preferred stock	2,400,000	2,400,000

Weighted-average common stock - Diluted	21,901,314	1,220,955

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	12/31/2015	12/31/2014

Property, plant and equipment consist of the following:

Equipment	$247,750	$247,750
Computers and software	7,400	7,400
Other equipment	400	400
Less: disposal	(226,676)	0
Total property, plant and equipment	28,874	255,550
Less:
Accumulated depreciation	24,500	3,900
Current depreciation expense	5,105	20,600
Less: disposal	(22,500)	0
Total accumulated depreciation	7,105	24,500

Net property, plant and equipment	$21,769	$231,050

Intangible assets consist of:

Goodwill	$256,000	$256,000
Intangible assets	7,751,031	7,751,031
Less:
Impairment	7,907,031	6,665,887

Net intangible assets	$100,000	$1,341,144

Depreciation expense was $5,105 at December 31, 2015 and $20,600 at December 31, 2014.

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
AS OF DECEMBER 31, 2015

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the course of 2014 a related party has advanced $80,894 to Texas Gulf Exploration & Production, Inc. in the form of working capital advances. These loans are due on demand and carry no interest rate. This was increased to $128,116 during the first quarter of 2015.

The Company paid off additional related party accrued liabilities through the issuance of 120,000 shares of our common stock valued at $33,400.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	12/31/2015	12/31/2014

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.

	7,500	0

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.

	7,500	0

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.

	95,942	83,294

Funds advanced from a related party issued for working capital during 2015 with an interest rate stated at 0%. This note is due on demand.

	52,493	0

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.

	90,069	0

Note dated June 22, 2014 with an interest rate stated at 4%. This note is convertible into 270,000 shares of common stock.

	0	135,000

Total Notes Payable	253,504	218,294

Less Current Portion	253,504	215,894

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$0

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

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

These investments were reduced for an impairment charge of $6,665,887 in December of 2014 and an additional impairment charge of $1,241,144 in 2015 due to industry economic conditions reducing our carrying value to $100,000.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

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

The Company adopted the provisions of FASB ASC 740-10 " Uncertainty in Income Taxes " (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Company has projected $24,085,568 as of December 31, 2015 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The net operating loss carry forwards for federal income tax purposes will expire between 2015 and 2032.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

NOTE 13 – INCOME TAXES (CONTINUED)

	12/31/2015	12/31/2014
Deferred tax assets:

Beginning NOL Carryover	$20,537,568	$13,177,333

Adjusted Taxable Income(loss)	(3,547,594)	(7,360,235)

Valuation allowance	0	0

Ending NOL Carryover	24,085,162	20,537,568

Tax Benefit Carryforward	8,188,955	6,982,773

Valuation allowance	(8,188,955)	(6,982,773)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(8,188,955)	$(6,982,773)

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,188,955 at December 31, 2015 and $6,982,773 at December 31, 2014.

NOTE 14 - SEGMENT INFORMATION

The accounting standards for reporting information about operating segments define operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company is organized by line of business. While the Chief Executive Officer evaluates results in a number of different ways, the line of business management structure is the primary basis for which the allocation of resources and financial results are assessed. Under the aforementioned criteria, the Company operates in two operating and reporting segments: metal purchasing, processing, recycling and selling, and used auto parts.

The information provided below is obtained from internal information that is provided to the Company's chief operating decision maker for the purpose of corporate management. The Company uses operating income (loss) to measure segment performance. The Company does not allocate corporate interest income and expense, income taxes, other income and expenses related to corporate activity or corporate expense for management and administrative services that benefit both segments. In addition, the Company does not allocate restructuring charges to the segment operating income (loss) because management does not include this information in its measurement of the performance of the operating segments. Because of this unallocated income and expense, the operating income (loss) of each reporting segment does not reflect the operating income (loss) the reporting segment would report as a stand-alone business.

The table below illustrates the Company's results by reporting segment for the years ended December 31, 2015 and 2014:

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

	12/31/2015	12/31/2014
Revenue

Oil service operations	$59,404	$39,720
Litigation	0	2,374

Total Revenue	$59,404	$42,094

	12/31/2015	12/31/2014
Cost of Sales

Oil service operations	$49,769	$20,084
Litigation	0	0

Total Product Cost	$49,769	$20,084

	12/31/2015	12/31/2014
Operating Cost

Oil service operations	$34,665	$310,977
Litigation	644	36,399

Total Operating Cost	$35,309	$347,376

	12/31/2015	12/31/2014
Net Operating Income(Loss)

Oil service operations	$(25,030	$(273,341)
Litigation	(644	(34,025)

Total Net Operating Income(Loss)	$(25,674	$(307,366)

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015

NOTE 15 - INVESTMENTS

On January 6, 2015, the Company entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. (the "JV Agreement" and "Wagley", respectively). The purpose of the JV Agreement is to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil. The Joint Venture, to be known as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company (the "LLC"), will utilize the extensive relationships of Wagley to acquire energy related assets such as equipment leases and production in exchange for a combination of cash and/or equity securities of the Company. As a term and condition of the JV Agreement, the Company issued Twenty Million (20,000,000) restricted shares of its common stock to the Joint Venture as its capital contribution to the Joint Venture. The Company is valuing this investment at the fair market value of the stock issued on the date of the transaction. This investment was fully impaired charge due to industry economic conditions.

NOTE 16 – DERIVATIVE LIABILITY

The Company accounts for derivative financial instruments in accordance with ASC 815, which requires that all derivative financial instruments be recorded in the balance sheets either as assets or liabilities at fair value.

The Company's derivative liability is an embedded derivative associated with the Company's convertible promissory note. The convertible promissory note was issued on January 14, 2015, (the "Note"), is a hybrid instruments which contain an embedded derivative feature which would individually warrant separate accounting as a derivative instrument under Paragraph 815-10-05-4.  The embedded derivative feature includes the conversion feature to the Note. Pursuant to Paragraph 815-10-05-4, the value of the embedded derivative liability have been bifurcated from the debt host contract and recorded as a derivative liability resulting in a reduction of the initial carrying amount (as unamortized discount) of the notes, which are amortized as debt discount to be presented in other (income) expenses in the statements of operations using the effective interest method over the life of the notes.

The embedded derivative within the note have been valued using the Black Scholes approach, recorded at fair value at the date of issuance; and marked-to-market at each reporting period end date with changes in fair value recorded in the Company's statements of operations as "change in the fair value of derivative instrument".

As of January 14, 2015 and December 31, 2015, the estimated fair value of derivative liability was determined to be $125,019 and $0, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $64,000. During the year ended December 31, 2015, amortization of $40,507 was recorded against the discount. The change in the fair value of derivative liabilities for the year ended December 31, 2015 was $0 resulting in an aggregate gain on derivative liabilities of $59,117.

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
AS OF DECEMBER 31, 2015

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2015:

Derivative Liability
Fair value, January 1, 2015	$-
Additions	125,019
Change in fair value	(59,117)
Transfers in and/or out of Level 3	(65,902)
Fair value, December 31, 2015	$-