Form 10-Q
period 2016-03-31
EnergyTEK Corp.
filed 2016-05-23
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

7960 E. Camelback Rd., #511
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

Yes	No	X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of May 20, 2016 the registrant had 25,587,964 shares of common stock outstanding.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

INDEX

PART I

ITEM  1.      FINANCIAL STATEMENTS

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED BALANCE SHEETS

	For the Three Months Ended
	31-Mar-16	31-Dec-15
	"Unaudited"	"Audited

CURRENT ASSETS
Cash	$1,428	$6,647
Accounts receivable (net)	624	624
TOTAL CURRENT ASSETS	2,052	7,271
Property, plant and equipment, net	16,619	21,769
Intangible assets	100,000	100,000
TOTAL ASSETS	118,671	129,040

CURRENT LIABILITIES
Accounts payable and accrued expenses	61,601	59,245
Other current liabilities	0	0
Notes payable - current portion	142,942	110,942
Notes payable - related party	142,562	142,562
TOTAL OTHER CURRENT LIABILITIES	347,105	312,749
TOTAL LIABILITIES	347,105	312,749

COMMITMENTS AND CONTINGENCIES
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares issued and outstanding at March 31, 2016 and December 31, 2015	3,000	3,000
Series C $0.01 par value 890 shares issued and outstanding at March 31, 2016 and 890 at December 31, 2015.	9	9
Common Stock 500,000,000 authorized at $0.001 par value; 22,787,964 and 22,787,964 shares issued and outstanding March 31, 2016 and December 31, 2015.	22,788	22,788
Additional paid-in capital	24,727,584	24,727,584
Accumulated deficit	(24,981,815)	(24,937,090)
TOTAL EQUITY (DEFICIT)	(228,434)	(183,709)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$118,671	$129,040

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	31-Mar-16	31-Mar-15
	"Unaudited"

REVENUES	$0	$26,142

COST OF SALES	0	24,685

GROSS PROFIT	0	1,457

OPERATING EXPENSES	44,666	37,633

NET INCOME (LOSS) FROM OPERATIONS	(44,666)	(36,176)

OTHER INCOME (EXPENSE)
Gain on derivative liability	0	58,002
Interest expense	(59)	(79,906)
TOTAL OTHER INCOME (EXPENSE)	(59)	(21,904)

INCOME (LOSS) FROM CONTINUING
OPERATING BEFORE INCOME TAXES	(44,725)	(58,080)

Income taxes	0	0

NET INCOME (LOSS)	$(44,725)	$(58,080)

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	31-Mar-16	31-Mar-15
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVIES
Net income (loss) from continuing operations	$(44,725)	$(58,080)
Adjustments to reconcile net loss to net cash
used by operating activities :
Depreciation	5,150	5,150
Impairment expense	0	0
Loss on asset disposal	0	0
Gain on derivative liability	0	67,017
Accretion debt discount	0	18,887
(Increase) decrease in accounts receivable	0	624
Increase (decrease) in accounts payable/accrued expenses	2,356	(30,552)
NET CASH USED IN OPERATING ACTIVITIES	(37,219)	3,046

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0	0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	0	0
Issuance of notes payable	32,000	2,400
Net additional funding by related party notes	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,000	2,400

NET DECREASE IN CASH	(5,219)	5,446

CASH, BEGINNING OF PERIOD	6,647	923

CASH, END OF PERIOD	1,428	6,369

"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGY TEC CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC. )
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Three Months Ended
	31-Mar-16	31-Mar-15
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued for investment	$0	$2,200,000
Common stock exchanged for debt	$0	$33,400
"The accompanying notes are an integral part of these consolidated financial statements."

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

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
AS OF MARCH 31, 2016

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
AS OF MARCH 31, 2016

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

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. During the quarter ended the company did not recognized any impairment charges.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has two operating segments as of March 31, 2016 and 2015.

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
AS OF MARCH 31, 2016

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
AS OF MARCH 31, 2016

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
AS OF MARCH 31, 2016

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

Comprehensive Income

Comprehensive income represents net income plus the change in equity of a business enterprise resulting from transactions and circumstances from non-owner sources.  The Company's comprehensive income equal net income for the three months ended March 31, 2016, and 2015.

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
AS OF MARCH 31, 2016

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

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the information used to compute basic and diluted net income per share attributable to the Company for the three months ended March 31, 2016:

	3/31/2016	3/31/2015

Net Income (Loss)	$(44,725)	$(58,080)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	22,787,964	19,241,365
Equivalents
Stock options	-	-
Warrants	-	-
Convertible notes, Preferred stock	2,400,000	7,400,000

Weighted-average common stock - Basic and Diluted	22,787,964	19,241,365

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	3/31/2016	12/31/2015

Property, plant and equipment consist of the following:

Equipment	$21,074	$247,750
Computers and software	7,400	7,400
Other equipment	400	400
Less: disposal	0	(226,676)
Total property, plant and equipment	28,874	28,874
Less:
Accumulated depreciation	7,105	36,800
Current depreciation expense	5,150	5,105
Less: disposal	0	(34,800)
Total accumulated depreciation	12,255	7,105

Net property, plant and equipment	$16,619	$21,769

Intangible assets consist of:

Goodwill	$256,000	$256,000
Intangible assets	7,751,031	7,751,031
Less:
Impairment	7,907,031	7,907,031

Net intangible assets	$100,000	$100,000

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
AS OF MARCH 31, 2016

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

During the course of 2014 a related party has advanced $80,894 to Texas Gulf Exploration & Production, Inc. in the form of working capital advances. These loans are due on demand and carry no interest rate. This was increased to $128,116 during the first quarter of 2015.

The Company paid off additional related party accrued liabilities through the issuance of 120,000 shares of our common stock valued at $33,400.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	3/31/2016	12/31/2015

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.

	7,500	7,500

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.

	7,500	7,500

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.

	95,942	95,942

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due May 10, 2016 and can be converted at $0.30 per share.

	16,000	0

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due May 10, 2016 and can be converted at $0.30 per share.

	16000	0

Funds advanced from a related party issued for working capital during 2015 with an interest rate stated at 0%. This note is due on demand.

	52,493	52,493

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.

	90,069	90,069

Total Notes Payable	285,884	253,504

Less Current Portion	285,884	253,504

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$0

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

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

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

 NOTE 12 - NOTES RECEIVABLE

During December 2013 the company sold its working subsidiary Pipeline Nutrition, U.S.A. Inc. to a related party and extended the collection of a note receivable from December 31, 2013 until December 31, 2014 in exchange for increasing its current note to $135,000. In addition to extending the due date of the note the Company will receive an additional $165,000 in a long term note equaling $300,000 in total. $5,000 was received in February 2014, $130,000 is due in December 2014 and the balance of $160,000 is due at March 1, 2015. This note has an 8% stated interest rate payable upon maturity of the note. After notification from Pipeline Nutrition, U.S.A. that they were ceasing operations we have impaired this note for the full receivable of $295,000 for the three months ended March 31, 2016.

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

Currently the Company has projected $24,981,815 as of March 31, 2016 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

The net operating loss carry forwards for federal income tax purposes will expire between 2016 and 2033.  Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. We are currently using a 35% effective tax rate for our projected available net operating loss carry-forward. However, as a result of potential stock offerings and stock issuance in connection with potential acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of Net Operating Loss and Valuation allowance are as follows:

INDEX
ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

NOTE 13 – INCOME TAXES (CONTINUED)

	3/31/2016	12/31/2015
Deferred tax assets:

Beginning NOL Carryover	$20,582,293	$20,537,568

Adjusted Taxable Income(loss)	(3,547,594)	(3,547,594)

Valuation allowance	0	0

Ending NOL Carryover	24,129,887	24,085,162

Tax Benefit Carryforward	8,204,162	8,188,955

Valuation allowance	(8,204,162)	(8,188,955)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(8,204,162)	$(8,188,955)

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,204,162 at March 31, 2016 and 8,188,955 at December 31, 2015.

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

The table below illustrates the Company's results by reporting segment for the three months ended March 31, 2016 and 2015:

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

  NOTE 14 - SEGMENT INFORMATION (CONTINUED)

	3/31/2016	3/31/2015
Revenue

Oil service operations	$0	$0
Litigation	0	0

Total Revenue	$0	$0

	3/31/2016	3/31/2015
Cost of Sales

Oil service operations	$0	$0
Litigation	0	0

Total Product Cost	$0	$0

	3/31/2016	3/31/2015
Operating Cost

Oil service operations	$44,666	$35,718
Litigation	0	12

Total Operating Cost	$44,666	$35,730

	3/31/2016	3/31/2015
Net Operating Income(Loss)

Oil service operations	$(44,666)	$(35,718)
Litigation	0	(12)

Total Net Operating Income(Loss)	$(44,666)	$(35,730)

INDEX

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2016

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

As of March 31, 2016 and December 31, 2015, the estimated fair value of derivative liability was determined to be $0 and $0, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $64,000. During the year ended December 31, 2015, amortization of $40,507 was recorded against the discount. The change in the fair value of derivative liabilities for the three months ended March 31, 2016 was $0 resulting in an aggregate gain on derivative liabilities of $0.

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
AS OF MARCH 31, 2016

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016:

Derivative Liability
Fair value, January 1, 2016	$-
Additions	-
Change in fair value	-
Transfers in and/or out of Level 3	-
Fair value, March 31, 2016	$-

INDEX

ITEM  2.    DESCRIPTION OF BUSINESS

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

Results of Operations 2016-2015

Analysis of the three months ended March 31, 2016 and 2015.

Revenues

           For the three months ended March 31, 2016 we had $0 in revenue and $26,142 in revenue for the quarter ending March 31, 2015 a decrease of $26,142.  This is a result of all the inability to sell oil due to the severe depression in the price of oil.

Cost of Sales

For the three months ended March 31, 2016 we had $0 in cost of revenue and $0 in cost of revenue for the quarter ending March 31, 2015. This is a result of the lack of oil sales.

Operating Expenses

          Operating expense increased to $44,666 for the three months ended March 31, 2016 from $37,633 for the three months ended March 31, 2015, an increase of $7,003. The increase was attributable to increases in administrative expenses.

Other income and expenses

            Other items of income were $0 for the three months ended March 31, 2016 from net other income of $58,002 for the three months ended March 31, 2015, a decrease of $58,002.  The decrease was due to the lack of the gain on derivative liability in the  more recent period.  Interest expense was $59 in the three months ended March 31, 2016 compared to $79,906 of interest expense in the three months ended March 31, 2015, a decrease of $79,847.

Net income (loss)

           Net Income (loss) decreased to a loss of $44,725 for the three months ended March 31, 2016 from a net loss of $58,080 for the three months ended March 312, 2015, a decrease of $13,355. The three month decrease was mostly related to reduction in interest expense.

Liquidity and Capital Resources

On March 31, 2016 we had cash and cash equivalents totaling $1,428. At this time, those balances were not sufficient to fund our operations for extended periods into the future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. In preparing our financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. Actual results may differ from those estimates under different assumptions or conditions. We believe that the following represents our critical accounting policies:

INDEX

●
Going concern. Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2015 with respect to this uncertainty. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

2)
The Company does not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management's view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to the items stated above, resulting from the Company's limited resources and personnel.

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

None.

ITEM  5. OTHER INFORMATION

None.

ITEM  6.   EXHIBITS, REPORTS ON FORM  8-K AND FINANCIAL STATEMENT SCHEDULES

      (a)   Exhibits

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits and are incorporated herein by this reference.

      (b)   Reports on Form 8-K.

•	On March 15, 2016, the Company filed a Current Report on Form 8-K, dated March 9, 2016, to disclose, pursuant to Item 5.02, the resignation of Tommie J. Morgan as Secretary and a director.

INDEX

EXHIBIT NO.	DESCRIPTION

3(i)	*Articles of Incorporation as amended

3(vi)	*Bylaws

21	Subsidiaries

CERTIFICATIONS

31.1	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certification of Principal Executive Officer

31.2	Rule 13a-14(a) Sarbanes-Oxley Sec. 302 certification of Chief Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*     Incorporated herein by reference from filings previously made by the Company

INDEX

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of May, 2016.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

Signature	Title

/s/ Jonathan R. Read	President and Chief Executive Officer
------------------------
Jonathan R. Read