Form 10-Q
period 2016-06-30
EnergyTEK Corp.
filed 2016-08-22
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016 the registrant had 27,071,295 shares of common stock outstanding.

EnergyTek Corp.
(Formerly Broadleaf Capital Partners, Inc.)

 PART I

 ITEM  1.      FINANCIAL STATEMENTS

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED BALANCE SHEETS

	For the Three Months Ended
	30-Jun-16	31-Dec-15
	"Unaudited"

CURRENT ASSETS
Cash	$9,703	$6,647
Accounts receivable (net)	624	624
TOTAL CURRENT ASSETS	10,327	7,271
Property, plant and equipment, net	11,469	21,769
Intangible assets	100,000	100,000
TOTAL ASSETS	121,796	129,040

CURRENT LIABILITIES
Accounts payable and accrued expenses	83,309	59,245
Other current liabilities	0	0
Notes payable - current portion	172,942	110,942
Notes payable - related party	142,562	142,562
TOTAL OTHER CURRENT LIABILITIES	398,813	312,749
TOTAL LIABILITIES	398,813	312,749

COMMITMENTS AND CONTINGENCIES
Preferred Stock 10,000,000 authorized all series: Series B $0.01 par value 300,000 shares issued and outstanding at June 30, 2016 and December 31, 2015.	3,000	3,000
Series C $0.01 par value 890 shares issued and outstanding at June 30, 2016 and December 31, 2015.	9	9
Common Stock 500,000,000 authorized at $0.001 par value; and 22,787,964 shares issued and outstanding June 30, 2016 and December 31, 2015.	22,788	22,788
Additional paid-in capital	24,727,584	24,727,584
Accumulated deficit	(25,030,398)	(24,937,090)
TOTAL EQUITY (DEFICIT)	(277,017)	(183,709)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$121,796	$129,040

"The accompanying notes are an integral part of these financial statements"

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	30-Jun-16	30-Jun-15	30-Jun-16	30-Jun-15

REVENUES	$-	$14,161	$-	$40,303

COST OF SALES	0	1,943	0	26,628

GROSS PROFIT	0	12,218	0	13,675

OPERATING EXPENSES	48,583	54,137	93,249	91,770

NET INCOME (LOSS) FROM OPERATIONS	(48,583)	(41,919)	(93,249)	(78,095)

OTHER INCOME (EXPENSE)
Gain on derivative liability	0	1,115	0	59,117
Interest expense	0	(21,620)	(59)	(101,526)
TOTAL OTHER INCOME (EXPENSE)	0	(20,505)	(59)	(42,409)

INCOME (LOSS) FROM CONTINUING
OPERATING BEFORE INCOME TAXES	(48,583)	(62,424)	(93,308)	(120,504)

Income taxes	0	0	0	0

NET INCOME (LOSS)	(48,583)	(62,424)	(93,308)	(120,504)

INCOME (LOSS) PER SHARE
Basic Income (Loss) Per Share basic	(0.00)	(0.00)	(0.00)	(0.01)
Basic Income (Loss) Per Share diluted	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	22,787,964	22,787,964	22,787,964	21,014,664
DILUTED	22,787,964	119,187,964	22,787,964	117,414,664

"The accompanying notes are an integral part of these financial statements"

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	30-Jun-16	30-Jun-15
	"Unaudited"	"Unaudited"
CASH FLOWS FROM OPERATING ACTIVIES
Net income (loss) from continuing operations	$(93,308)	$(120,504)
Adjustments to reconcile net loss to net cash
used by operating activities :
Depreciation	10,300	10,300
Impairment expense	0	0
Loss on asset disposal	0	0
Gain on derivative liability	0	65,902
Accretion debt discount	0	40,507
(Increase) decrease in accounts receivable	0	580
Increase (decrease) in accounts payable/accrued expenses	24,064	(61,003)
NET CASH USED IN OPERATING ACTIVITIES	(58,944)	(64,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	0	0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note receivable	0	0
Issuance of notes payable	62,000	64,000
Net additional funding by related party notes	0	1,837
NET CASH PROVIDED BY FINANCING ACTIVITIES	62,000	65,837

NET DECREASE IN CASH	3,056	1,619

CASH, BEGINNING OF PERIOD	6,647	923

CASH, END OF PERIOD	9,703	2,542

"The accompanying notes are an integral part of these financial statements"

ENERGY TEC CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Six Months Ended
	30-Jun-16	30-Jun-15
	"Unaudited"	"Unaudited"

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION

Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF
NON-CASH ACTIVITIES

Common stock issued for investment	$0	$2,200,000
Common stock exchanged for debt	$0	$33,400
"The accompanying notes are an integral part of these consolidated financial statements."

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
 CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2016

NOTE 1 - RECENT COMPANY BACKGROUND

EnergyTek Corp. formerly Broadleaf Capital Partners, Inc. (the Company), is a Nevada corporation.  In January 2015 we entered into a Joint Venture with Wagley Offshore-Onshore, Inc. to acquire distressed energy assets. In July 2016, the Company entered into an agreement to terminate this Joint Venture. See Note 15.

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

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, Texas Gulf Exploration & Production, Inc., and Legal Capital Corp. All significant intercompany account balances, transactions, profits and losses have been eliminated.

Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the Company's management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended June 30, 2016 and 2015, our cash flows for the six months ended June 30, 2016 and 2015, and our financial position as of June 30, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual consolidated financial statements have been condensed or omitted from these interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Report on Form 10-K for the period ended December 31, 2015 as filed with the SEC on April 13, 2016. The December 31, 2015 balance sheet is derived from those statements.

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

Revenue Recognition

The Company uses ASC No. 605 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees " Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date.

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

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has one operating segments as of June 30, 2016.

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

The Company recognizes the estimated liability to repair or replace products sold still under warranty at the balance sheet date. This provision is calculated based on past history of the level of repairs and replacements

Net per Share

The Company computes net loss per share in accordance with ASC 260-10, "Earnings Per Share."  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the "as if converted" basis. The Company has currently authorized a Series C Preferred stock which is convertible at a rate of one share of preferred stock into one percent of the fully diluted common stock outstanding at the close of business on the last day prior to the date of notice of conversion.

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of common stock of the Company at December 31, 2015 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 22,787,964 as of June 30, 2016.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred stock of par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

Shares of Series A Preferred Stock were exchanged for 900 Shares of Series C Preferred Stock ("Series C") in 2014. Each share of Series C shall be convertible at the option of the holder at any time, into 100,000 shares of Common Stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  On January 9, 2015, 10 Series C shares were exchanged for 1,000,000 shares of our Common Stock. On May, 2016 and June 8, 2016, two holders of 13 and 12 shares of Series C, respectively, converted them into common stock.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - GOING CONCERN

As reported in the consolidated financial statements, the Company has an accumulated deficit   and has had cash flow constraints with its current revenue stream based upon the decline in oil and gas prices. These trends have been consistent for the past few periods, respectively.

These factors create uncertainty about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital it could be forced to cease operations. In order to continue as a going concern, develop and generate revenues and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include raising additional capital through sales of common stock and entering into acquisition agreements and related financings. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 5 - LOSS PER SHARE

The following table sets forth the information used to compute basic and diluted net loss per share attributable to the Company for the six months ended June 30, 2016:

	6/30/2016	6/30/2015

Net Income (Loss)	$(93,308)	$(120,504)

Weighted-average common shares outstanding basic:

Weighted-average common stock - Basic	22,787,964	21,014,664
Equivalents
Stock options	-	-
Warrants	-	-
Convertible notes, Preferred stock	-	-

Weighted-average common stock - Basic and Diluted	22,787,964	19,241,365

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

For the Periods Ended:	6/30/2016	12/31/2015

Property, plant and equipment consist of the following:

Equipment	$21,074	$247,750
Computers and software	7,400	7,400
Other equipment	400	400
Less: disposal	0	(226,676)
Total property, plant and equipment	28,874	28,874
Less:
Accumulated depreciation	7,105	36,800
Current depreciation expense	10,300	5,105
Less: disposal	0	(34,800)
Total accumulated depreciation	17,405	7,105

Net property, plant and equipment	$11,469	$21,769

Intangible assets consist of:

Goodwill	$256,000	$256,000
Intangible assets	7,751,031	7,751,031
Less:
Impairment	7,907,031	7,907,031

Net intangible assets	$100,000	$100,000

Depreciation expense was $10,300 at June 30, 2016.

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

NOTE 8 – ACQUISITIONS

In 2015, we incurred an additional impairment charge of $1,241,144 due to industry economic conditions reducing our carrying value of our 2014 acquisitions to $100,000.

NOTE 9 - NOTES RECEIVABLE

During December 2013 the Company sold its subsidiary, Pipeline Nutrition, U.S.A. Inc., to a related party and extended the date of a note receivable from December 31, 2013 until December 31, 2014 in exchange for a $300,000 note.  A $5,000 payment was received in February 2014. After notification from Pipeline Nutrition, U.S.A. that they were ceasing operations we have impaired this note for the full receivable of $295,000 for the three months ended March 31, 2016.

NOTE 10 – NOTES PAYABLE

Notes payable consist of the following for the periods ended;	6/30/2016	12/31/2015

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due May 10, 2016 and can be converted at $0.30 per share.

	16,000	0

Conventinal convertible note with an interest rate stated at 5%. This note was due May 12, 2016
	25,000	0

Conventinal convertible note with an interest rate stated at 5%. This note was due June 17, 2016
	12,500	0

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.

	7,500	7,500

Conventional convertible note issued as working capital advances during 2014 with an interest rate stated at 5%. This note is due September 30, 2015 and can be converted at $0.30 per share.

	16,000	7,500

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.
	95,942	95,942

Funds advanced from a related party issued for working capital during 2015 with an interest rate stated at 0%. This note is due on demand.
	52,493	52,493

Promissory note from a related party issued as working capital advances during 2014 with an interest rate stated at 0%. This note is due on demand.
	90,069	90,069

Total Notes Payable	315,504	253,504

Less Current Portion	315,504	253,504

Long Term Notes Payable	$0	$0

All are classified as short term by the Company. Accrued interest on these notes totaled.	$0	$0

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company current has no commitments or contingencies that require reporting.

NOTE 12 – INCOME TAXES

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

The Company adopted the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes" (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10.  If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Currently the Company has projected $24,178,411 as of June 30, 2016 in Net Loss Operating Loss carry-forwards available. The benefits of the potential tax savings will be recognized in the financial statements upon the acquisition or development of revenue source to apply against these losses. The company recognizes that the Internal Revenue Service has the final determination of the NOL available going forward and that amount may be significantly different from that recorded to date.

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

Components of Net Operating Loss and Valuation allowance are as follows:

	6/30/2016	12/31/2015
Deferred tax assets:

Beginning NOL Carryover	$24,085,162	$20,537,568

Adjusted Taxable Income(loss)	(93,249)	(3,547,594)

Valuation allowance	0	0

Ending NOL Carryover	24,178,411	24,085,162

Tax Benefit Carryforward	8,220,660	8,188,955

Valuation allowance	(8,220,660)	(8,188,955)

Net deferred tax asset	$0	$0

Net Valuation Allowance	$(8,220,660)	$(8,188,955)

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,220,660 at June 30, 2016 and 8,188,955 at December 31, 2015.

NOTE 13 - INVESTMENTS

On January 6, 2015, the Company entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. (the "JV Agreement" and "Wagley", respectively). The purpose of the JV Agreement is to pursue a distressed energy asset acquisition program to take advantage of the reduction in value of these assets due to the historically low price of crude oil. The Joint Venture, to be known as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company (the "LLC"), will utilize the extensive relationships of Wagley to acquire energy related assets such as equipment leases and production in exchange for a combination of cash and/or equity securities of the Company. As a term and condition of the JV Agreement, the Company issued 20,000,000 restricted shares of its common stock to the Joint Venture as its capital contribution to the Joint Venture. The Company is valuing this investment at the fair market value of the stock issued on the date of the transaction. This investment was fully impaired charge due to industry economic conditions.  See Note 15.

NOTE 14 – DERIVATIVE LIABILITY

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

As of June 30, 2016 and December 31, 2015, the estimated fair value of derivative liability was determined to be $0 and $0, respectively. On July 14, 2014, the derivative liability was recognized with a debt discount of $64,000. During the year ended December 31, 2015, amortization of $40,507 was recorded against the discount. The change in the fair value of derivative liabilities for the three months ended June 30, 2016 was $0 resulting in an aggregate gain on derivative liabilities of $0.

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

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2016:

Derivative Liability
Fair value, January 1, 2016	$-
Additions	-
Change in fair value	-
Transfers in and/or out of Level 3	-
Fair value, June 30, 2016	$-

Note 15 – Subsequent Events

On each of July 15, 2016 and July 18, 2016, the Company borrowed $30,000 from two shareholders and issued each a convertible note due in November 2016 together with 5% interest per annum.

Effective July 21, 2016, the Company entered into a series of agreements with certain parties, including Texas Gulf Exploration & Production, Inc., a Nevada corporation and wholly-owned subsidiary of the Company ("TGEP"), Litigation Capital, Inc., a Nevada corporation ("LCI"), Texas Gulf Oil & Gas, Inc., a Nevada corporation ("TGOG"),  Wagley-EnergyTEK J.V. LLC, a Texas limited liability company ("Wagley J.V."), and two institutional investors (the "Investors") (collectively, the "Parties").

The Company redeemed all shares of its Series B Preferred Stock held by LCI in exchange for 300,000 shares of common stock. The Company further agreed to transfer to LCI all the equity interests of its subsidiaries TGEP and Legal Capital Corp. by the earlier of a merger or similar transaction by the Company or October 19, 2016.

Further, the Company and Wagley J.V. agreed that upon the closing of a merger or similar transaction by the Company, Wagley J.V. would be dissolved and the Company would have an option, exercisable for six months from such merger, to cancel 20,000,000 shares of the Company's common stock held by Wagley J.V. Pending the exercise of the option, Mr. Jonathan Read, the Company's Chief Executive Officer and a director, was granted a proxy to vote the 20,000,000 shares of common stock.

On August 9, 2016, the Company borrowed $12,000 and issued the lender a $12,000 convertible note due in November 2016 together with 5% per annum interest.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Form 10-Q. Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the Risk Factors contained in the Annual Report on Form 10-K filed on April 13, 2016 with the Securities and Exchange Commission, or the SEC.

All references to "we," "our" and "us" refer to EnergyTek Corp. and its subsidiaries, unless the context otherwise indicates.

OVERVIEW

The Company conducted its business through its two wholly-owned subsidiaries Texas Gulf Exploration and Production, Inc. ("TGEP") and Legal Capital Corp. ("LCC") as well as through the joint venture named Wagley-EnergyTEK J.V. LLC (the "Wagley JV").

Due to the tremendous drop in oil prices over the last several years, the Company elected to sell its current businesses and acquire a company in another line of business. The Company has entered into a non-binding letter of intent with a privately-held business. Closing is subject to due diligence, negotiations and execution of a definitive Purchase Agreement, sale of its current assets and raising sufficient capital. There can be no assurances the Company will be successful.  In July 2016, the Company entered into a series of agreements to terminate the Wagley JV and upon the earlier of the closing of an acquisition or in 90 days, transfer its wholly-owned subsidiaries in exchange for assumption of non-convertible debt of approximately $178,000.  Additionally, 1,000,000 shares of common stock were returned to the Company's treasury and the outstanding Series B Preferred Series stock were cancelled in exchange for issuance of 300,000 shares of restricted common stock.  In connection with the termination of the Wagley JV, our Chief Executive Officer has a voting proxy for 20,000,000 shares of common stock.

Results of Operations

Results of Operations 2016-2016

Analysis of the three months ended June 30, 2016 and 2015.

Revenues

For the three months ended June 30, 2016 we had $0 in revenue and as compared to $14,161 in revenue for the quarter ending June 30, 2015 a decrease of $14,161. This is a result of the lack of production due to the severe price depression in the price of oil.

Cost of Sales

For the three months ended June 30, 2016 we had $0 in cost of revenue as compared to $1,943 in cost of revenue for the quarter ending June 30, 2015 a decrease of $1,943. This is a result of the lack of oil production due to the severe price depression in the price of oil.

Operating Expenses

Operating expense decreased to $48,583 for the three months ended June 30, 2065 from $54,137 for the three months ended June 30, 2015, a decrease of $5,554. This decrease is reflected in the cessation of operations in our oil services subsidiary of which labor is the biggest component.  The expenses for the three months ended June 30, 2016 include legal fees related to a possible acquisition.

Other income and expenses

Other items decreased to a net expense of $0 for the three months ended June 30, 2016 from net other expense of $20,505 for the three months ended June 30, 2015, resulting in a total net other item decrease of $20,505. This was the net effect of decreased interest expense recorded by the Company. There was no derivative gain offset of in 2015 as compared to a derivative gain offset of $1,115 in 2015.

Net income (loss)

Net Income (loss) decreased to a loss of $48,583 for the three months ended June 30, 2016 from a net loss of $62,424 for the three months ended June 30, 2015, a decrease of $13,841. The three month decrease was mostly related to a reduction in our subsidiary operating expenses noted above.

Analysis of the six months ended June 30, 2016 and 2015.

Revenues

For the six months ended June 30, 2016 we had $0 in revenue as compared with $40,303 in revenue for the six months ending June 30, 2015 a decrease of $40,303. This is a result of the lack of production due to the severe price depression in the price of oil.

Cost of Sales

For the six months ended June 30, 2016 we had $0 in cost of revenue as compared with $26,628 in cost of revenue for the six months ending June 30, 2015 a decrease of $26,628. This is a result of the lack of oil production due to the severe price depression in the price of oil.

Operating Expenses

Operating expense increased to $93,249 for the six months ended June 30, 2016 as compared to $91,770 for the six months ended June 30, 2015, an increase of $1,479. Some of this increase is reflected in the increase in administrative expense during the most recent six month period.

Other income and expenses

Other items decreased to a net expense of $59 for the six months ended June 30, 2016 from net other expense  of $42,409 for the six months ended June 30, 2015, resulting in a total net other item decrease of $42,350. This was the net effect of decreased interest expense recorded by the Company. There was a derivative gain offset of $0 in 2016 as compared to $59,117 in 2015.

Net income (loss)

Net Income (loss) decreased to a loss of $93,308 for the six months ended June 30, 2016 from a net loss of $120,504 for the six months ended June 30, 2015, a decrease of $27,196. The six months decrease was mostly related to decrease in interest expense noted above.

Liquidity and Capital Resources

On June 30, 2016 we had cash and cash equivalents totaling $9,703. As of that date and presently, those balances were and are not sufficient to fund our operations for the next 12 months.

If the possible acquisition and financing discussed in this Report are not completed by October 2016, we will most likely be required to cease operations.

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

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including statements regarding our liquidity and our ability to complete our proposed acquisition and financing. The words "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "could," "target," "potential," "is likely," "will," "expect" and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include global and United Stated economic conditions, the condition of the public equity markets, results from our diligence investigation, contractual difficulties which prevent us from completing the proposed transactions and financing. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company's limited resources and limited number of employees, management concluded that, as of June 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. Due to our size and lack of liquidity, there is no adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Because the Company has one officer who is its Chief Executive Officer and who acts an interim Chief Financial Officer with its inherent limitations, internal control over financial reporting still may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting  A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to the item stated above, resulting from the Company's limited resources and personnel.

PART II

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There were no material changes to our legal proceedings during the period covered by this report.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

     (a)   Exhibits See the Exhibits Index at the end of this report.

      (b)   Reports on Form 8-K.

•
On July 27, 2016, the Company filed a Current Report on Form 8-K, dated July 21, 2016, to disclose, pursuant to Items 1.01, 3.02 and 5.02, the entering into of several agreements including issuance of convertible promissory notes, repayment of certain debt, cancellation of 1,000,000 shares of common stock, assumption of debt of the Company by the Company's subsidiary, Texas Gulf Exploration and Production, Inc., ("TGEP") in the approximate amount of $178,000, redemption of 300,000 shares of the Company's Series B Preferred Stock from Litigation Capital, Inc. ("LCI") in exchange for issuance to LCI of 300,000 shares of the Company's common stock and the resignation of Craig Crawford as Chief Financial Officer and a director.  In addition, the Company agreed to certain other restructuring of the Company, including the transfer of all equity interests in the Company's subsidiaries, TGEP and Legal Capital Corp. to LCI upon the earlier of October 19, 2016 or a merger of similar transaction by the Company, as well as the dissolution of the Wagley-EnergyTEK Joint Venture (the "Wagley JV") and for disposition of 20,000,000 shares of the Company's common stock held by the Wagley JV.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
3(i)	Articles of Incorporation as amended	10-K	3-31-15	3.1
3(vi)	Bylaws	10-K	3-31-15	3.2
10.1	Form of Convertible Promissory Note	8-K	7-27-16	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer 302				Filed
32.1	Certification of Principal Executive Officer (906)				Furnished**
32.2	Certification of Principal Financial Officer (906)				Furnished**

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to EnergyTEK Corp., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 22nd day of August, 2016.

EnergyTek Corp.

Signature	Title

/s/ Jonathan R. Read	President and Chief Executive Officer
------------------------
Jonathan R. Read