Form 10-Q
period 2016-09-30
EnergyTEK Corp.
filed 2016-11-18
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00175

ENERGYTEK CORP.

(Exact name of Registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7600 E. Redfield Rd., #100
Building A
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(888) 875-9928

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

Yes ☑                                  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑                                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                  No ☑

As of November 17, 2016, there were 431,333,964 shares of the registrant’s $.001 par value common stock issued and outstanding.

EnergyTek Corp.

(Formerly Broadleaf Capital Partners, Inc.)

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current Assets:
Cash	$774,363	$3,165
Escrow fund	214,750	—
Deferred contract software development costs - related party	—	55,938
Prepaid expenses and other current assets	10,971	3,000
Total current assets	1,000,084	62,103

Other Assets:
Goodwill	6,160,229	—
Property and equipment, net	41,887	42,297
Deposit	44,876	—
Total Assets	$7,247,076	$104,400

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$35,829	$2,617
Notes payable - related party	174,058	—
Unearned revenue - related party	—	156,000
Loans from officer	—	161,800
Total current liabilities	209,887	320,417

Long Term Liabilities:
Convertible notes payable	—	25,000
Accrued interest	—	1,593
Derivative liability	1,103,276	—
Total long term liabilities	1,103,276	26,593

Total liabilities	1,313,163	347,010

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 133,334 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively . Stated at redemption value net of discount.	396,728	—

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 20,371 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	204	—
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Series C stock, par value $.01 per share, 753 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	8	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 430,087,964 and 414,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	430,088	414,000
Additional paid-in capital	6,372,596	(164,000)
Accumulated deficit	(1,265,711)	(492,610)
Total shareholders' equity/(deficit)	5,537,185	(242,610)

Total Liabilities and Shareholders' Equity/(Deficit)	$7,247,076	$104,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$—	$—	$203,640	$6,500

Operating expenses:
Research and development	205,503	119,345	544,235	279,640
Occupancy	10,114	7,500	27,595	7,500
Depreciation	3,152	2,715	9,147	6,731
Other operating expenses	373,769	2,836	385,365	12,094
Total operating expenses	592,538	132,396	966,342	305,965

Loss from operations	(592,538)	(132,396)	(762,702)	(299,465)

Other income (expense):
Interest expense	(4,286)	(687)	(10,399)	(1,154)
Total other income (expense)	(4,286)	(687)	(10,399)	(1,154)

Loss before income taxes	(596,824)	(133,083)	(773,101)	(300,619)

Income tax expense	—	—	—	—

Net loss	(596,824)	(133,083)	(773,101)	(300,619)

Accretion on Series A preferred stock	(397,591)	—	(397,591)	—

Net loss attributed to common shareholders	$(994,415)	$(133,083)	$(1,170,692)	$(300,619)

Basic net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	415,691,123	414,000,000	414,567,822	414,000,000

Diluted weighted average common shares outstanding	415,691,123	414,000,000	414,567,822	414,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYTEK CORP.
(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015

Operating Activities:
Net loss	$(773,101)	$(300,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	78,472	—
Depreciation	9,147	6,731
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,971)	—
Deferred contracted software development costs - related party	55,938	—
Escrow fund payments	250	—
Deposits	(44,876)	—
Accrued interest	8,040	1,030
Accounts payable and accrued expenses	2,112	5,284
Unearned revenue - related party	(156,000)	81,000
Net Cash Used in Operating Activities	(827,989)	(206,574)

Investing Activities:
Purchases of property and equipment	(8,737)	(22,781)
Cash acquired in merger	420	—
Net Cash Used in Investing Activities	(8,317)	(22,781)

Financing Activities:
Proceeds from sale of Series A Preferred stock	1,500,004	—
Escrow fund cash received	(215,000)	—
Capital contributions	325,000	25,000
Proceeds from notes payable	25,000	—
Payments on notes payable	(27,500)	—
Proceeds from convertible notes payable - members	—	25,000
Proceeds from officer loans	—	111,300
Net Cash Provided by Financing Activities	1,607,504	161,300

Net Increase (Decrease) in Cash	771,198	(68,055)

Cash - Beginning of Period	3,165	85,163

Cash - End of Period	$774,363	$17,108

Supplemental disclosure of non-cash investing and financing activities:
Net assets acquired in reverse acquisition:
Goodwill	$6,160,229	$—
Accounts payable	(31,100)	—
Notes payable - related party	(174,058)	—
	$5,955,071	$—

Derivative liability	$1,103,276	$—

Common stock issued for officers loans, related party notes and accrued interest	$193,933	$—

Conversion of Series C Preferred stock to common stock	$10,000	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,268	$—
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENERGYTEK CORP.

(FORMERLY BROADLEAF CAPITAL PARTNERS, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization and Reorganization

EnergyTek Corp., is a Nevada corporation which has two wholly-owned subsidiaries, Texas Gulf Exploration & Production, Inc., and Legal Capital Corp.  In January 2015, EnergyTek Corp. entered into a Joint Venture with Wagley Offshore-Onshore, Inc. to acquire distressed energy assets. In July 2016, the Company entered into an agreement to terminate this Joint Venture and it was dissolved on September 26, 2016. Effective September 13, 2016, EnergyTek Corp. entered into an Agreement and Plan of Merger ("Merger Agreement") through which it acquired Timefire, LLC (Timefire), a Phoenix-based virtual reality content developer that is an Arizona Limited Liability Company. As consideration for the merger, EnergyTek Corp. issued the equity holders of Timefire a total of 414,000,000 shares of its common stock, and 28,000,000 five year warrants exercisable at $0.058 per share for 100% of the membership interests of Timefire. As a result, the former members of Timefire owned approximately 99% of the then outstanding shares of common stock. The consolidated entities hereinafter are referred to as the “Company.” The operations of the Company from the acquisition date represent the business of Timefire.

For accounting purposes the transaction is being recorded as a reverse acquisition, with Timefire as the accounting acquirer. The 414,000,000 shares of common stock issued in the transaction are shown as outstanding for all periods presented in the same manner as a stock split. The accompanying consolidated financial statements reflect the consolidated operations of the company from September 13, 2016.

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of September 30, 2016 and 2015, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2016 and the results of its operations and its cash flows for the periods ended September 30, 2016 and 2015. These results are not necessarily indicative of the results expected for the year ended December 31, 2016. The financial statements should be read in conjunction with the latest annual financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee's activities are accounted for using the equity method where applicable.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, derivative liability, accruals and contingencies, the fair value of Company common stock and the estimated fair value of warrants.

Revenue Recognition

The Company uses Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 605 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid instruments, with original maturity of three months or less when purchased, to be cash equivalents.

Escrow Fund

Pursuant to the Series A Preferred Stock Securities Purchase Agreement ("SPA") (see Note 7), the Company was required to hold an initial amount of $215,000 in cash in escrow. The cash is restricted to be used for certain expenses as defined in the agreement. In addition, for the 24 months following the closing of the SPA, the Company is required to deposit 15% of the gross proceeds of any offering of securities with the Company or any cash exercise of any common stock equivalents, including cash proceeds from the exercise of any warrants issued to investors involved with the SPA. As of September 30, 2016, $250 has been disbursed from the escrow account, leaving a remaining balance of $214,750.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred.

The estimated useful lives of property and equipment are:

• Office furniture and equipment	5 years

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

Intangible Assets - Goodwill

The excess of the purchase price over net tangible and identifiable intangible assets of the business acquired is carried as Goodwill on the balance sheet. Goodwill is not amortized, but instead is assessed for impairment at least annually and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. Measurement of the impairment loss, if any, is based on the difference between the carrying value and fair value of reporting unit. The goodwill impairment test follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. During the quarter ended September 30, 2016, the Company did not recognize any impairment charges.

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the Company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2016.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net Loss per Share

Basic earnings per share does not include dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the periods ended September 30, 2016 and 2015, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of September 30, 2016, there was a total of 221,199,427 shares of common stock issuable upon conversion of preferred stock and the exercise of warrants and vesting of restricted stock units that were not included in the earnings per share calculation as they were anti-dilutive.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.

The following provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into Levels 1 to 3 based on the degree to which fair value is observable:

Level 1- fair value measurements are those derived from quoted prices (unadjusted in active markets for identical assets or liabilities);

Level 2- fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3- fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

Financial instruments classified as Level 1 - quoted prices in active markets include cash.

These financial instruments are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment to estimation. Valuations based on unobservable inputs are highly subjective and require significant judgments. Changes in such judgments could have a material impact on fair value estimates. In addition, since estimates are as of a specific point in time, they are susceptible to material near-term changes. Changes in economic conditions may also dramatically affect the estimated fair values.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

2.	Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining additional financing. If this is not achieved, the Company may be unable to obtain sufficient cash flow to fund its operations and obligations, and as a result there is substantial doubt the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

3.	Reverse Acquisition

The Company accounted for the Merger Agreement with Timefire as a reverse acquisition, with Timefire being the accounting acquirer. In its determination that Timefire was the accounting acquirer, the Company considered pertinent facts and circumstances, including the following: (i) the Timefire owners received the largest portion of the voting rights of the combined entity; (ii) the management team of the combined entity is primarily comprised of owners or management of Timefire; (iii) the Board of Directors of the combined entity is primarily comprised of owners, management or affiliates of Timefire; (iv) the continuing business of the combined entity will be the business of Timefire. In accounting for the reverse acquisition, the Company considered the market price of its common stock to be the most reliable measure of the consideration effectively transferred. On the acquisition date the price of the Company's common stock was $0.0452 per share and the number of shares of common stock outstanding, including common stock issuable upon the conversion of outstanding convertible preferred stock, amounted to 131,758,655 shares which resulted in the fair value of the consideration equaling $5,955,491. The net liabilities at the acquisition date totaled $204,738, resulting in goodwill of $6,160,229. None of the goodwill is expected to be deductible for income tax purposes.

The amount of net loss of the accounting acquiree included in the Company's consolidated statements of operations from the acquisition date, September 13, 2016, to the period ending September 30, 2016 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$—	$—	$—	$—
Net loss	$(310,971)	$—	$(310,971)	$—
Basic and diluted loss per share	$(0.00)	$—	$(0.00)	$—

The following supplemental pro forma information presents the consolidated financial results as if the acquisition of the accounting acquiree had occurred January 1, 2015.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$—	$19,101	$203,640	$65,904
Net loss	$(768,717)	$(2,530,475)	$(1,038,301)	$(2,798,515)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

4.	Notes Payable to Related Parties

Notes payable to related parties consist of amounts owed by Texas Gulf Exploration & Production, Inc. to parties related to the Company. As a term of the Merger Agreement, Texas Gulf Exploration & Production, Inc. will become a wholly-owned subsidiary of Litigation Capital, Inc, a non-related entity, once certain requirements have been met, and the debt will be assumed by that entity.

5.	Related Party Transactions

During the year ended December 31, 2015, the Company entered into an agreement with a related party, an entity in which two of the Timefire members have significant ownership, to provide software development services.  During 2015, the Company received $156,000 in payments for these services.  The contracted services had not yet been completed as of December 31, 2015, and all amounts received were classified as unearned revenue.  During the nine months ended September 30, 2016, the Company completed this work, recognizing the previously unearned revenue from 2015 as well as an additional $46,500, for a total of $202,500 in revenue from the related party.

6.	Commitments and Contingencies

Employment Agreements

Effective September 13, 2016, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party.  In addition to other customary benefits, the CEO was granted 5,000,000 restricted stock units ("RSUs").  The RSUs vest over a 2 year period (see Note 7).

Effective September 13, 2016, the Company entered into an employment agreement with its new President. The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party.

Effective September 13, 2016, the Company entered into an employment agreement with its new Chief Strategy Officer. The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party.

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016 for a new location, after having outgrown the prior facility.  This lease expires December 31, 2018.  A concession of the first five months’ rent was provided.  After that time, the monthly rent will be $8,121 for months 6 through 17, and $8,375 for months 18 through 27.  The Company continues to be obligated to pay the monthly rent of $2,596 on its prior facility lease, which expires January 2017, unless the landlord enters into a lease with a new tenant prior to that date.

7.	Shareholders’ Deficit and Series A Preferred Stock

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at September 30, 2016 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 430,087,964 as of September 30, 2016.

On September 13, 2016, the Company entered into a Merger Agreement through which the Company acquired Timefire (See Note 1). As consideration for the merger, the Company issued the equity holders of Timefire a total of 414,000,000 shares of the Company’s common stock, and 28,000,000 five year warrants exercisable at $0.058 per share for 100% of the membership interests of Timefire. The members of Timefire may also be entitled to additional warrants contingent on certain future financings, as defined in the Merger Agreement.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred stock with a par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

Series C

In 2014, the Board of Directors approved the issuance of Series C Preferred Stock ("Series C"). 900 Shares of Series C Preferred Stock were issued in exchange for 900 Shares of previously issued Series A Preferred Stock ("Prior Series A"). Each share of Series C shall be convertible at the option of the holder at any time, into 100,000 shares of common stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  Holders cannot convert their Series C to the extent that after such conversion, they and their affiliates would beneficially own in excess of 9.99% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In 2015, 10 Series C shares were converted into 1,000,000 shares of our common stock. In 2016, holders of 137 shares of Series C converted them into 13,700,000 shares of our common stock. At September 30, 2016, there are 753 shares of Series C outstanding.

Series A-1

Effective August 24, 2016, the Board of Directors approved the issuance of Series A-1 Preferred Stock ("Series A-1"). The Company entered into agreements with certain note holders under which the note holders agreed to convert an aggregate of $229,170 in principal and accrued interest into a total of 20,371 shares of Series A-1 Preferred Stock. Each share of Series A-1 shall be convertible at the option of the holder at any time, into 1,000 shares of common stock. The Series A-1 ranks senior to the common stock and junior to the Series C. Holders of Series A-1 are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. Holders cannot convert their Series A-1 to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. At September 30, 2016, there are 20,371 shares of Series A-1 outstanding.

Series A

Effective September 13, 2016, the Company closed on a Securities Purchase Agreement and the Board of Directors approved the issuance of a newly designated Series A Convertible Preferred Stock ("New Series A"). Pursuant to the agreement the Company issued and sold approximately 133,334 shares of New Series A to certain investors for gross proceeds of $1,500,004 and 25,862,069 five-year Warrants exercisable at $0.058 per share. The New Series A are convertible into approximately 66,666,844 shares of common stock. Holders cannot convert their New Series A to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, the investors were issued a total of 25,862,069 five-year warrants exercisable at $0.058 per share containing a similar 2.49% ownership blocker. At any time after the earlier of (i) the Company having affected a one-for-six reverse stock split or combination or (ii) November 30, 2016, each share of New Series A shall be convertible into shares of Company common stock.

New Series A shall be convertible, at the option of the holder, into 500 shares of common stock, subject to certain adjustments. The New Series A ranks senior to all other classes and series of the Company's capital stock. Holders of New Series A are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. At September 30, 2016, there are 133,334 shares of New Series A outstanding. The Company recorded a discount of $1,500,004 as a result of a New Series A beneficial conversion feature. The beneficial conversion feature is being amortized as a deemed dividend over the period from issuance to the earliest date the New Series A becomes convertible, which the Company considers to be November 30, 2016 for this calculation. As of September 30, 2016, $397,591 has been accreted as a dividend, and due to the lack of retained earnings has been offset to additional paid-in capital.

New Series A contains certain provisions that are outside the Company's control and which the Company believes cause the New Series A to be classified as mezzanine equity.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of September 30, 2016 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2015	—

Issued per Merger Agreement (1)	28,000,000	$.058	9/9/2016	9/9/2021

Issued per Securities Purchase Agreement (2)	25,862,069	$.058	9/9/2016	9/9/2021

Balance of warrants at September 30, 2016	53,862,069

(1) On September 13, 2016, per the terms of the Merger Agreement (see Note 1), the Company issued five-year warrants at $.058 to purchase 28,000,000 shares of common stock to the original Timefire investors. Fair value of $1,194,480 is recorded in recapitalization.

(2) On September 13, 2016, per the terms of the Securities Purchase Agreement, the Company issued five-year warrants at $.058 to purchase 25,862,069 shares of common stock (see above). Fair value of $1,103,276 is recorded as a derivative liability and a reduction in Series A Preferred additional paid-in capital September 30, 2016.

The fair value of the warrants, an aggregate of $2,297,756, is estimated using the Black-Scholes pricing model using the following assumptions: dividend yield – 0%; risk-free interest rate - 1.23%; expected life – 5 years; volatility 174.401%.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long range success. A total of 33,000,000 shares of our common stock have been reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted awards, or restricted stock units ("RSUs"). Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. As of September 30, 2016, 28,000,000 shares of common stock are available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit Agreement with its CEO which granted the CEO 5,000,000 RSUs pursuant to the 2016 Plan. The RSUs vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and is being charged to operations over the vesting period. The expense recorded in the nine months ended September 30, 2016 is $78,472.

Shareholders' Equity/(Deficit) Post Merger

The shareholders' equity/(deficit) post-merger is presented as follows:

	Preferred		Common		Additional		Shareholders’
	Stock		Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2014	—	$—	414,000,000	$414,000	$(189,000)	$(110,875)	$114,125

Capital contribution	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	(381,735)	(381,735)

Balance at December 31, 2015	—	—	414,000,000	414,000	(164,000)	(492,610)	(242,610)

Reverse acquisition – September 13, 2016	21,224	213	6,087,964	6,088	6,468,123	—	6,474,424

Preferred Series C stock converted to common	(100)	(1)	10,000,000	10,000	(9,999)	—	—

Stock-based compensation - restricted stock units	—	—	—	—	78,472	—	78,472

Net loss	—	—	—	—	—	(773,101)	(773,101)

Balance at September 30, 2016 (unaudited)	21,124	$212	430,087,964	$430,088	$6,372,596	$(1,265,711)	$5,537,185

8.	Fair Value Measurements

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at September 30, 2016.

	Level 1	Level 2	Level 3	Total

Liabilities

Derivative liabilities	$—	$—	$1,103,276	$1,103,276

9.	Subsequent Events

On November 7, 2016, the Company issued 1,246,000 shares of common stock in exchange for 12.46 shares of Series C Preferred.

On November 14, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to change the Company's name to TimefireVR Inc. and implement a reverse stock split of its common stock at a ratio of one-for-10. The name change and reverse stock split will each become effective November 21, 2016.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with EnergyTek Corp. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

EnergyTek Corp., (the Company), is a Nevada corporation.  In January 2015 the Company entered into a Joint Venture with Wagley Offshore-Onshore, Inc. to acquire distressed energy assets. In July 2016, the Company entered into an agreement to terminate this Joint Venture and it was dissolved on September 26, 2016. Effective September 13, 2016, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") through which the Company acquired Timefire, LLC (Timefire), a Phoenix-based virtual reality content developer that is an Arizona Limited Liability Company. As consideration for the merger, the Company issued the equity holders of Timefire a total of 414,000,000 shares of the Company’s common stock, and 28,000,000 five year warrants exercisable at $0.058 per share for 100% of the membership interests of Timefire. As a result, the former members of Timefire owned approximately 99% of the then outstanding shares of common stock. The operations of the Company from the acquisition date represent the business of Timefire.

Results of Operations

Total revenue for the three months ended September 30, 2016 and 2015 was $0. Operating expenses in the quarter ended September 30, 2016 amounted to $592,538 as compared to $132,396 for the quarter ended September 30, 2015. The increase in operating expenses is primarily due to expenses related to the merger transaction. The net loss for the three months ended September 30, 2016 was $596,824 as compared to $133,083 for the quarter ended September 30, 2015, the difference being primarily due to the merger-related costs.

Total revenue for the nine months ended September 30, 2016 was $203,640 as compared to $6,500 for the nine months ended September 30, 2015. This is a result of the completion of a software development project for a related party, totaling $202,500. Operating expenses in the nine months ended September 30, 2016 amounted to $762,702 as compared to $299,465 for the nine months ended September 30, 2015. The increase in operating expenses is primarily due to costs related to the merger transaction as well as increased employee headcount resulting in additional research and development costs. The net loss for the nine months ended September 30, 2016 was $773,101 as compared to $300,619 for the nine ended September 30, 2015, the difference being primarily due to the merger-related costs and payroll expenses.

Liquidity and Capital Resources

Our balance sheet as at September 30, 2016 reflects $774,363 in cash and cash equivalents as compared to $3,165 as at December 31, 2015. To date, the Company has incurred operating losses and has incurred negative cash flows from operations. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. Management believes these combined efforts, if successful, will be sufficient to meet its working capital needs and its currently anticipated expenditure levels for the next year. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Our management is presently working to identify remediation measures to improve the effectiveness of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may become subject to various legal proceedings that are incidental to the ordinary conduct of its business. Although the Company cannot accurately predict the amount of any liability that may ultimately arise with respect to any of these matters, it makes provision for potential liabilities when it deems them probable and reasonably estimable. These provisions are based on current information and legal advice and may be adjusted from time to time according to developments. There were no material changes to our legal proceedings during the period covered by this report.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of equity securities have been disclosed in previously filed Current Reports on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated September 13, 2016	8-K	9-13-16	2.1
2.2	Articles of Merger - Nevada	8-K	9-13-16	2.2
2.3	Statement of Merger - Arizona	8-K	9-13-16	2.3
3.1	Articles of Incorporation, as amended	10-K	3-31-15	3.1
3.2	Certificate of Amendment of Articles of Incorporation filed with the Nevada Secretary of State on November 14, 2016	8-K	11-14-16	3.1
3.3	Bylaws	10-K	3-31-15	3.2
4.1	Series A-1 Convertible Preferred Stock Certificate of Designations	8-K	8-30-16	4.1
4.2	Second Amended and Restated Series A Convertible Preferred Stock Certificate of Designations dated September 7, 2016	8-K	9-13-16	4.1
4.3	Form of Merger Warrant	8-K	9-13-16	4.2
4.4	Form of Investor Warrant	8-K	9-13-16	4.3
10.1	Form of Convertible Promissory Note	8-K	7-27-16	10.1
10.2	Exchange Agreement dated August 24, 2016	8-K	8-30-16	10.1
10.3	Form of Convertible Promissory Note dated August 30, 2016	8-K	9-6-16	10.1
10.4	2016 Equity Incentive Plan	8-K	9-13-16	10.1	*
10.5	John Wise Employment Agreement dated September 7, 2016	8-K	9-13-16	10.2	*
10.6	Jeffrey Rassas Employment Agreement dated September 7, 2016	8-K	9-13-16	10.3	*
10.7	Jonathan Read Employment Agreement dated September 7, 2016	8-K	9-13-16	10.4	*
10.8	Jonathan Read Restricted Stock Unit Agreement dated September 7, 2016	8-K	9-13-16	10.5	*
10.9	Securities Purchase Agreement dated September 7, 2016	8-K	9-13-16	10.6
10.10	Registration Rights Agreement dated September 7, 2016	8-K	9-13-16	10.7
10.11	Form of Agreement and Mutual Release dated as of July 21, 2016				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer 302				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
99.1	Audited Financial Statements of Timefire LLC as of December 31, 2015 and 2014	8-K	9-13-16	99.1
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to EnergyTEK Corp., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 18th day of November, 2016.

EnergyTek Corp.

Signature	Title

/s/ Jonathan R. Read	Chief Executive Officer and Director
Jonathan R. Read

Signature	Title

/s/ Jessica Smith	Chief Accounting and Financial Officer
Jessica Smith

