Form 10-K
period 2016-12-31
TimefireVR Inc.
filed 2017-04-07
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 814-00175

TimefireVR Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7600 E. Redfield Road, Suite 100
Scottsdale, AZ	85260
(Address of principal executive offices)	(Zip Code)

(888) 875-9928

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.001 par value	Name of each exchange on which registered: N/A

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $133,489.

As of April 7, 2017, there were 45,081,128 shares of the issuer's $0.001 par value common stock issued and outstanding.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

The Company was originally incorporated in the State of Colorado on February 16, 1984 under the name of Oravest Interests, Inc.  On April 10, 2002 we re-domiciled to the State of Nevada under the name Broadleaf Capital Partners, Inc.  On July 23, 2014 we changed our name to EnergyTek Corp.

On March 31, 2014 we closed a transaction whereby we acquired certain assets and assumed certain liabilities of Texas Gulf Oil & Gas, Inc., a Nevada corporation, which were contributed to our then wholly-owned subsidiary Texas Gulf Exploration & Production, Inc. On March 31, 2014, we also closed a transaction whereby we acquired certain assets and assumed certain liabilities of Litigation Capital, Inc., a Nevada corporation, which were contributed to our then wholly-owned subsidiary Legal Capital Corp.

On January 6, 2015, we entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. to pursue a distressed energy asset acquisition program. The joint venture was formed as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company to which we issued 2,000,000 restricted shares of our common stock.

Effective September 13, 2016, the Company acquired Timefire, LLC, a Phoenix-based virtual reality content developer that is an Arizona limited liability company and is now a wholly-owned subsidiary of the Company. As consideration for the acquisition, the Company issued the equity holders of Timefire a total of 41,400,000 shares of the Company's common stock and 2,800,000 five-year warrants, which constituted a change of control of the Company (the “Merger”). Effective November 21, 2016, we effected a one-for-10 reverse stock split and changed our name to TimefireVR Inc. The common stock share numbers used throughout this report give effect to the reverse split.

In connection with the Merger, the Company dissolved Wagley-EnergyTEK J.V. LLC and cancelled its shares of the Company. In December 2016, the Company transferred ownership of Texas Gulf Oil & Gas, Inc. and Legal Capital Corp. to Litigation Capital, Inc. in exchange for Litigation Capital, Inc. assuming approximately $180,000 of the Company’s liabilities. This had the effect of terminating the Company’s oil and gas business.

DESCRIPTION OF OUR PRODUCTS AND SERVICES

We are focused on building a software-based virtual reality, or “VR,” ecosystem designed to alter the course of social interaction, experiential learning, commerce, and culture by way of VR. Using our VR developed content as well as user community-developed content, we intend to provide a complex and massive virtual economy that is replete with the arts, culture, education, social interaction, and commerce. Our first product, which has been under full development for over two years, is the first VR global city, “Hypatia.” Hypatia is designed to offer revolutionary social and experiential content and is expected to launch with over 40 hours of unique content. In addition, Hypatia will offer an expanding ecosystem where its users can create, market, and sell products and services, experience new content daily, and visit new features. Users can download Hypatia and explore basic features for free, while other features will require payment to utilize. Monetization opportunities include real estate, commerce, advertising and participation fees. Hypatia has not yet generated revenues as of the date of this report, and we cannot offer any assurances as to if, or when, it will begin to generate revenues.

Anticipated Trial and Launch Timeline

The Company launched its first, or test, version of Hypatia – which we refer to as “Alpha Phase I” - in late March 2017. The initial test field is comprised of up to 200 U.S.-based VR industry experts and seasoned gamers, as well as some users with no prior VR or gaming experience. The test phase is expected to last approximately one month, providing detailed analysis, which the Company will use to make adjustments and modifications to the product.

We expect to launch Hypatia in its substantially final form, or the beta version, in the fourth quarter of 2017 or sooner.

Hypatia’s initial commercial roll-out will be social media driven, including through the Steam VR store, which had approximately 125 million users as of April 25, 2016 (according to a Valve Corporation press release), and HTC’s Viveport online distribution and arcade channels. Subsequent roll-out is planned for platforms such as Facebook’s Oculus (which remains a closed system until 2018), Sony PlayStation VR, and Google Direct Venture, with planned mobile applications for Google Play and the Apple App Store.

COMPETITION & COMPETITIVE STRENGTHS

The primary competitors to Hypatia are AltspaceVR (developed by Altspace VR Inc.), Sansar and Second Life (developed by Linden Research, Inc., doing business as Linden Lab); vTime (developed by the UK-based Starship Group); High Fidelity (developed by High Fidelity, Inc.); VRChat (developed by VRChat LLC), and VR Life (developed by VR Life S.L.), all of which are virtual environments. Other than Sansar, Second Life and High Fidelity, our competitors primarily provide seated-only chat in a fixed area environment.

To the Company’s knowledge, only Sansar, Second Life and High Fidelity are planning the launch of a metaverse built for the immersive tethered headset VR platform. These environments are expected to be more heavily curated by users than Hypatia will be, which creates the risk that they will be less suitable environments for younger users. Hypatia is developing and integrating a review process for all community-generated content prior to that content going live. In addition, these competitive worlds appear to be geared primarily at the social space, with entertainment playing a large role. In contrast, Hypatia's ultimate focus is experiential learning involving cultural immersion, social interaction, collaborative participation, and commerce in addition to entertainment. We expect that Hypatia’s city elements will be further distinguished from our competitors’ by the “big city” incorporation of density, largely influenced by international capitals, including Amsterdam, Barcelona, Venice, Paris, London, Osaka, New York, Mexico City, and Washington, D.C.

Employees

As of April 7, 2017, we had 30 full-time employees. None of our employees are parties to any collective bargaining arrangement. We believe our relationships with our employees are good.

Regulation

Because we will receive, store and process personal information and other user data, we are subject to numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data on the Internet and mobile platforms. The scope of these regulations are continuing to evolve, and they may be inconsistent among the locations in which we operate and our users reside. Compliance with these rules may be difficult and costly, and if we fail to comply, we could face in liability under these statutes and legal or administrative actions by government entities and private litigants. See “Risk Factors,” below, for further discussion of the risks we face related to safeguarding our electronic systems and user information.

Facilities

The Company’s principal office is located at 7600 E. Redfield Rd., #100, Building A, Scottsdale, AZ 85260 for which the Company pays monthly rent in the amount of $8,121.

ITEM  1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM  2.    DESCRIPTION OF PROPERTY

The Company’s principal office is located at 7600 E. Redfield Rd., #100, Building A, Scottsdale, AZ 85260 for which the Company pays monthly rent in the amount of $8,121.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, we may be party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. As of the date of this report, we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of the Company is quoted on the OTCQB tier of the OTC Markets, Inc. under the symbol of TFVR.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2015 and December 31, 2016. The over-the- counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual  transactions. The market information was obtained from OTCQB.  Prices have been adjusted for the 1-for-10 reverse stock split effective November 21, 2016.

Year Ended December 31, 2016
	High	Low

Quarter 1	$0.60	$0.20
Quarter 2	$0.50	$0.40
Quarter 3	$0.80	$0.40
Quarter 4	$2.50	$0.40

Year Ended December 31, 2015
	High	Low

Quarter 1	$2.00	$0.80
Quarter 2	$1.30	$0.80
Quarter 3	$0.80	$0.50
Quarter 4	$0.50	$0.20

Dividends

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Shareholders

As of April 7, 2017, there were 45,081,128 shares of common stock outstanding, held by approximately 550 shareholders of record. In addition, as of April 7, 2017, there were 150,495.54 shares of preferred stock outstanding, consisting of 133,334 shares of our Series A Convertible Preferred Stock, 16,560 shares of our Series A-1 Convertible Preferred Stock, and 601.54 shares of our Series C Convertible Preferred Stock.

Transfer Agent

The Transfer Agent for the Company's Common Stock is Equity Stock Transfer, 237 W 37th Street, Suite 601, New York, New York 10018.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

In January 2017, we issued 50,000 shares of common stock to a consultant for advisory services. The securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

In addition, during the first quarter of 2017, we issued a total of 130,000 shares of common stock to one holder upon conversion of 13 shares of our Series C Convertible Preferred Stock. We also issued a total of 381,063 shares of common stock to two holders upon conversion of 3810.629 shares of our Series A-1 Preferred Stock. The securities were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act and Rule 506(b) promulgated thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2016.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus includes forward-looking statements including statements regarding liquidity, anticipated cash flows, future capital-raising activity, and the development of our primary product, Hypatia, including Hypatia’s expected launch timeline, features, and distribution channels. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” elsewhere in this prospectus. Other sections of this prospectus may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this prospectus, whether as a result of new information, future events, changed circumstances or any other reason after the date of this prospectus.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the other sections contained herein, including the risk factors and the consolidated financial statements and the related exhibits contained herein. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this prospectus as well as other matters over which we have no control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in this prospectus. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

The Company is a Nevada corporation. Effective September 13, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) through which the Company acquired Timefire, LLC, a Phoenix-based virtual reality content developer that is an Arizona Limited Liability Company. As consideration for the Merger, the Company issued the equity holders of Timefire a total of 41,400,000 shares of the Company’s common stock, and 2,800,000 five year warrants exercisable at $0.58 per share for 100% of the membership interests of Timefire. As a result, the former members of Timefire owned approximately 99% of the then outstanding shares of common stock. The operations of the Company prior to the acquisition date represent the business of Timefire, LLC. Effective November 21, 2016, the Company effected a 1-for-10 reverse stock split and changed our name to TimefireVR Inc. The foregoing numbers give effect to the reverse split. All references to “we,” “our” and “us” refer to the Company and its subsidiaries (including Timefire), unless the context otherwise indicates.

Results of Operations

Total revenue for the years ended December 31, 2016 and 2015 was $203,640 and $6,500, respectively. The increase in revenue is due to a one-time project completed for a related party.

Operating expenses in the year ended December 31, 2016 amounted to $1,655,948 as compared to $386,418 for the year ended December 31, 2015. The increase in operating expenses is due to a significant operational ramping up post-merger.

The net loss for the year ended December 31, 2016 was $3,376,775 as compared to $381,735 for the year ended December 31, 2015. The increase in net loss is primarily the result the post-merger operational scale up, as well as the $2,094,319 change in the value of the warrants issued to investors.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2016 reflects $225,379 in cash. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2016.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company will adopt this guidance as of and for the three months ended March 31, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

There have been no other recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s financial statements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following Risk Factors before deciding whether to invest in our Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Relating to Our Business

If we are cannot complete a financing in the near future, we will be required to cease operations.

We incurred a net loss of $3,376,775 during the year ended December 31, 2016. Prior to the Merger, both the Company and Timefire had histories of incurring losses. The Company incurred net losses of approximately $239,000 and 395,000 in 2015 and 2014, respectively, and Timefire incurred net losses of approximately $382,000 and $111,000 in 2015 and 2014, respectively. At the time of our Merger in September 2016, we closed on a private placement which provided gross proceeds of $1.5 million. As of April 7, 2017, we have approximately $300,000 of cash available and based on our estimated current liabilities, our working capital is approximately $285,000. We expect that we can manage our accounts payable and sustain operations until June 2017. To remain operational beyond that time, we must complete a financing. Because small companies like ours generally face more obstacles in obtaining financing, we cannot assure you that we will be successful in raising additional capital if needed. Further, if we complete a financing it may be very dilutive to shareholders.

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses.

Because we will not meet the conditions required to trigger the forced exercise provisions of the warrants sold in our September 2016 private placement, we will not be able to force the holders to exercise and provide us with needed cash.

Warrants issued in our September 2016 private placement offering contained a provision through which the Company could require holders to either exercise their warrants or tender them for cancellation along with certain other preferred securities, subject to the Company meeting certain requirements, including minimum volume and price thresholds for its common stock on the OTCQB. While the Company was not permitted to utilize the forced exercise provisions until March 2017, the Company does not presently meet the volume requirements and management does not believe it is likely that the volume requirements will be met in the future. Further, even if the Company met all the requirements to utilize the forced exercise mechanism, the Company could not guarantee that holders would choose to exercise their warrants rather than submit them for cancellation. Therefore, the Company cannot rely, and investors should not rely, on the exercise of these warrants as a means for providing financing to the Company.

Because our management team has been in place for a very short period, it may be difficult to evaluate our future prospects and the risk of success or failure of our business.

Jeffrey Rassas, our Chief Executive Officer, and John Wise, our President, have only served on our management team since September 2016, although they have each served on the management committee of Timefire since 2014. In addition, while Timefire has been in existence and pursuing its business objectives since January 2014, our Company has only existed in its present corporate structure since the Merger. These limited time periods make it difficult to project whether our management team and operations will be successful.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

If we lose the services of key personnel, it could adversely affect our business.

Hypatia was initially conceived by our President, John Wise, and its continued development is heavily dependent on his ongoing vision and direction. If we were to lose his services, it would pose significant difficulties to the timely and successful launch of Hypatia and the development of future TimefireVR products and services. In addition, it could be costly and time-consuming to identify individuals to replace him and our other executive officers if they were to leave, and our operations would be adversely affected. We do not have life insurance covering Mr. Wise or our other officers.

Because we will operate in a new and rapidly changing industry, it may be difficult for investors to evaluate our business and prospects.

Virtual reality, or VR, through which we expect to derive substantially all of our revenue, is a new and rapidly evolving technology. The growth of the virtual reality industry and the level of demand and market acceptance of our primary product, Hypatia, are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the VR industry, many of which are beyond our control, including:

•	continued worldwide growth in the adoption and use of VR products, related hardware, and related social networks;

•	changes in consumer demographics and public tastes and preferences;

•	the availability and popularity of other forms of entertainment;

•	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for VR development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential users. New and different types of entertainment may increase in popularity at the expense of VR. A decline in the popularity of virtual reality in general or our products in particular would harm our business and prospects. In addition, any major shift in equipment platforms which we fail to anticipate would also adversely affect our business.

Because we intend to rely on a single product, Hypatia, to generate all of our revenue, we must continue to launch and enhance Hypatia features and services and attract a significant number of users in order to grow our revenues and sustain our competitive position.

Our ability to successfully launch, sustain and expand the Hypatia VR world and attract and retain users, including participants in the fee-generating components, largely will depend on our ability to:

•	complete development of Hypatia;
•	respond to bugs and possible early user concerns with the alpha and beta versions of Hypatia;
•	accelerate the development of Hypatia to a point where we can launch a version we can monetize;
•	anticipate and effectively respond to changing consumer interests and preferences;
•	attract, retain and motivate talented designers, product managers and engineers;
•	develop, sustain and expand features and products that are fun, interesting and compelling to use;
•	effectively market new products and enhancements to our existing users and new users;
•	minimize launch delays and cost overruns on new products and expansions;
•	minimize downtime and other technical difficulties; and
•	anticipate and adapt to new equipment platforms.

Hypatia has not yet generated revenues as of the date of this report, and we cannot offer any assurances as to if, or when, it will begin to generate revenues.

If we experience any failure or significant interruption in the performance of our network, our operations and business could be negatively impacted.

Our technology infrastructure is critical to the performance of our VR platform and to user satisfaction. Our VR platform will run on a complex distributed system, or what is commonly known as cloud computing. We anticipate that the primary elements of this system will be operated by third parties that we do not control and which would require significant time to replace. We may experience website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. A failure or significant interruption in our service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of user experience and product performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

If we are the target of security breaches, computer viruses and computer hacking attacks, our business and results of operations may be harmed.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.

If we are unable to develop successful apps for mobile platforms, our growth prospects could suffer.

Developing Hypatia apps for mobile platforms is an important component of our strategy. We expect to devote substantial resources to the development of our mobile apps, and we cannot guarantee that our apps will appeal to users or advertisers. As discussed further below, the VR mobile platform is currently outperforming the headset platform with respect to accessible content, and presently the number of mobile platform users far exceeds the number of headset users.

The uncertainties we face include:

•	we have relatively limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;
•	we may encounter difficulty in integrating features on apps developed for mobile platforms that a sufficient number of users will pay for; and
•	we will need to move beyond payment methods provided by social networks and successfully allow for a variety of payment methods and systems based on the mobile platform, geographies and other factors.

These and other uncertainties make it difficult to know whether we will succeed in developing commercially viable apps for mobile. If we do not succeed in doing so, our growth prospects will suffer.

If high-quality stand-alone VR headsets do not become significantly less expensive, it may harm our ability to grow our user base, and our business may be adversely affected.

While VR headsets that work with mobile phones, such as Google Cardboard or Samsung Gear VR, presently retail below $100, stand-alone headsets such as Playstation VR, HTC Vive, and Oculus Rift presently retail in the range of $300-$800. According to SuperData Research, Inc., approximately 89 million VR equipment platforms were sold in 2016, the vast majority of which were for use with mobile phones. Of the units sold, nearly 87 million were for use with mobile phones, and approximately 84 million were Google Cardboard units. While Google Cardboard is the least expensive VR platform presently available, with a retail price of around $15 as of the date of this prospectus, it does not offer many of the features and the higher quality performance of the more expensive platforms. Some users have reported a disorienting or unpleasant experience while using lower-priced VR systems. Therefore, VR users are faced with a trade-off between affordability and a more immersive experience. If an insufficient number of Hypatia’s potential users can afford stand-alone headsets, and if Hypatia is less enjoyable on a mobile platform, we may be unable to grow our business and generate sufficient revenues.

Because competition within the broader entertainment industry is intense and our potential users may be attracted to competing forms of entertainment such as offline and traditional online apps, television, movies and sports, as well as other entertainment options on the Internet, we may have difficulty generating revenues.

Our potential users face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console apps, television, movies, sports and the Internet, are much larger and more well-established markets and may be perceived by our potential users to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our potential users. If we are unable to sustain sufficient interest in our products in comparison to other forms of entertainment, including new forms of entertainment, our business model may not be viable.

Because competition in the VR industry is intense and many potential competitors have vastly greater resources, we may have difficulty developing products that attract sufficient market share to generate the revenues we need to be successful.

The VR industry is highly competitive and we expect more companies to enter the sector and a wider range of social apps to be introduced. Our competitors that develop social apps for social networks vary in size and include publicly-traded companies such as Alphabet Inc. (parent of Google Inc.), Microsoft Corporation, Apple Inc. (including through its acquisition of Metaio GmbH) and Nokia Corporation, and privately-held companies such as Altspace VR Inc., Linden Research, Inc., (doing business as Linden Lab); UK-based Starship Group, High Fidelity, Inc., VRChat LLC, and VR Life S.L. Some of these current and potential competitors have significant resources for developing or acquiring additional apps, may be able to incorporate their own strong brands and assets into their apps, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the VR industry. In addition, we have limited experience in developing apps for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing apps for those platforms, we will face significant competition from established companies, including Google, Microsoft, Apple and Nokia. We expect new VR competitors to enter the market and existing competitors to allocate more resources to develop and market competing apps and applications. The value of our virtual goods is highly dependent on how we manage the economies in our products. If we fail to manage these economies properly, our business may suffer.

If we fail to protect or enforce our intellectual property rights, or if the costs involved in protecting and defending these rights are prohibitively high, our business and operating results may suffer.

We regard the protection of our trade secrets, copyrights, trademarks, domain names and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We will pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States as we continue to grow and launch our products. We will seek to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”) was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. One of the key provisions of this law, changing the U.S. patent registry from a “first to invent” to a “first inventor to file” system, has only been effective since March 2013, and the effects of this change on small businesses like ours are not yet clear. It is remains possible that the Leahy-Smith Act and its implementation will increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, all of which could harm our business.

If we are required to sue third parties who we allege are violating our intellectual property rights, or if we are sued for violating a third party’s patents or other intellectual property rights, we may incur substantial expenses, and we could incur substantial damages, including amounts we cannot afford to pay.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Patent and intellectual property litigation is extremely expensive and beyond our ability to pay. While third parties do, under certain circumstances, finance litigation for companies that file suit, we cannot assure you we could find a third party to finance any claim we choose to pursue. Moreover, third parties do not finance companies that are sued. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

From time to time, we may face allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and inactive entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new feature or product, stop offering certain features or products, pay royalties or significant settlement costs, purchase licenses or modify our apps and features while we develop substitutes.

In addition, we use open source software in our products and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our products, any of which would have a negative effect on our business and operating results.

If our users discover programming errors or flaws in our VR platform, it could harm our reputation or decrease market acceptance of our VR platform and negatively impact our operating results.

Initial versions of our VR platform may contain errors, bugs, flaws or corrupted data, particularly as we launch our new VR platform and rapidly release new features under tight time constraints. While we will perform extensive testing and launch trial phases of our products before full-scale commercial launch, these defects may only become apparent after full commercial launch. We believe that if our users have a negative experience with our products, they may be less inclined to continue or resume playing our products or recommend our products to other potential users. Undetected programming errors, game defects and data corruption can disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop engaging with our products, divert our resources and delay market acceptance of our products, any of which could result in legal liability to us or harm our operating results.

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing our current products to our users, or require us to modify our products, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against companies like ours. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. In addition, our business could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, products, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our users share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our users choose to share with us, or regarding the manner in which the express or implied consent of users for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that our users voluntarily share with us.

Because we will process and store some of the personal information of our users, including credit card and other payment information, we are potentially vulnerable to security breaches resulting in the theft of confidential information, which would adversely affect our business.

We will receive, store and process personal information and other user data, and we enable our users to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. Compliance with these rules may be costly. Further, while we will take steps to protect our users’ confidential information from misuse and theft, we cannot guarantee that our electronic systems for storing and processing personal and credit card information will not be vulnerable to security breaches. Our own errors in the storage, use or transmission of personal information could also result in a breach of user privacy. If our users’ confidential information is stolen or inadvertently disseminated, we may become subject to lawsuits or other proceedings for purportedly fraudulent transactions or invasions of privacy. In addition, we could face in liability under state and federal privacy statutes and legal or administrative actions by state attorneys general, private litigants, and federal regulators. Any such claim or proceeding, or any adverse publicity resulting from these allegations, may harm our reputation, discourage users and potential users, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Because we will be dependent on certain third party vendors for key services, we are vulnerable to disruptions in the supply of these services which are beyond our control, and which could harm our operations.

The Company will depend on a number of third parties to supply key elements of the VR technology, particularly content and information services. We cannot be certain that any of these providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. If our potential vendors and/or content providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and our operating results could be materially harmed.

Risks Relating to Our Common Stock

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may continue to have a depressive effect upon our common stock price.

Because of their share ownership, our management may be able to exert control over us to the detriment of minority shareholders.

Our executive officers and directors beneficially own approximately 75% of our common stock (including our President, John Wise, who beneficially owns approximately 69% of our outstanding common stock). These shareholders acting together, or even Mr. Wise acting alone, would be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock. For more information see page 20.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company, or DTC, your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock again in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Difficulties with the alpha or beta versions of Hypatia;
•	Our failure to launch Hypatia on our previously announced timeline or with previously announced features;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to generate increasing material revenues;
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Our failure to meet financial analysts’ performance expectations;
•	Changes in earnings estimates and recommendations by financial analysts;
•	The sale of large numbers of shares of common stock which we have registered;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, it may be more difficult for a third party to acquire us and could depress our stock price.

In general, our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share, although the Company’s ability to designate and issue preferred stock is currently restricted by covenants under our agreements with prior investors. Without these restrictions, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Because we cannot raise capital from conventional bank financing, shareholders will be diluted in the future as a result of the issuance of additional securities.

To meet our working capital needs, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. Investors should anticipate being substantially diluted based upon the current condition of the capital and credit markets and their impact on small companies.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since these firms cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we require additional capital.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not paid dividends in the past and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting company.

ITEM 8.    Financial Statements and Supplementary Data.

TimefireVR Inc.

Index to Financial Statements

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of TimefireVR Inc.

We have audited the accompanying consolidated balance sheets of TimefireVR Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows, for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has not reached a level of revenues sufficient to fund their operating activities and requires additional funds for future operating activities. These factors raise substantial doubt about their ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berkower LLC

Iselin, New Jersey

April 7, 2017

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash	$225,379	$3,165
Escrow fund	79,855	—
Deferred contract software development costs - related party	—	55,938
Deposit on contract	75,000	—
Prepaid expenses and other current assets	119,545	3,000
Total current assets	499,779	62,103

Other Assets:
Intangible assets, net	—	—
Property and equipment, net	38,735	42,297
Deposit	44,876	—
Total Assets	$583,390	$104,400

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$34,450	$2,617
Unearned revenue - related party	—	156,000
Loans from officer	—	161,800
Total current liabilities	34,450	320,417

Long Term Liabilities:
Convertible notes payable	—	25,000
Accrued interest	—	1,593
Derivative liability	4,392,075	—
Total long term liabilities	4,392,075	26,593

Total liabilities	4,426,525	347,010

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 133,334 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively. Stated at redemption value.	1,500,004	—

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 20,371 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	204	—
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Series C stock, par value $.01 per share, 615 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	6	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 44,520,065 and 41,400,000 shares issued and outstanding at December 31, 2016 and 2015, respectively	44,520	41,400
Additional paid-in capital	(1,518,484)	208,600
Accumulated deficit	(3,869,385)	(492,610)
Total shareholders' equity/(deficit)	(5,343,139)	(242,610)

Total Liabilities and Shareholders' Equity/(Deficit)	$583,390	$104,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2016	2015

Revenues	$203,640	$6,500

Operating expenses:
Research and development	860,533	353,398
Occupancy	57,530	9,500
Depreciation & amortization	12,298	9,446
Officer compensation	237,209	—
Professional fees	440,007	1,000
Other operating expenses	48,371	13,074
Total operating expenses	1,655,948	386,418

Loss from operations	(1,452,308)	(379,918)

Other income (expense):
Gain on sale of assets	180,248	—
Change in fair value of derivative	(2,094,319)	—
Interest income	3	—
Interest expense	(10,399)	(1,817)
Total other income (expense)	(1,924,467)	(1,817)

Loss before income taxes	(3,376,775)	(381,735)

Income tax expense	—	—

Net loss	(3,376,775)	(381,735)

Accretion on Series A preferred stock	(1,500,004)	—

Net loss attributed to common shareholders	$(4,876,779)	$(381,735)

Basic net loss per common share	$(0.12)	$(0.01)
Diluted net loss per common share	$(0.12)	$(0.01)

Basic weighted average common
shares outstanding	41,981,212	41,400,000

Diluted weighted average common
shares outstanding	41,981,212	41,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIODS ENDED DECEMBER 31, 2016 AND 2015

					Additional		Total Shareholders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2014	—	$—	41,400,000	$41,400	$183,600	$(110,875)	$114,125
Capital contribution	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	(381,735)	(381,735)
Balance at December 31, 2015	—	—	41,400,000	41,400	208,600	(492,610)	(242,610)
Reverse acquisition - September 13, 2016	21,224	213	608,796	609	(484,379)	—	(483,557)
Preferred Series C stock converted to common stock	(238)	(3)	2,384,600	2,385	(2,382)	—	—
Exchange of shares for services	—	—	125,000	125	162,375	—	162,500
Restricted stock units issued for services	—	—	—	—	97,306	—	97,306
Issuance of rounding shares for reverse split	—	—	1,669	1	—	—	1
Discount on Series A shares	—	—	—	—	(1,500,004)	—	(1,500,004)
Net loss	—	—	—	—	—	(3,376,775)	(3,376,775)
Balance at December 31, 2016	20,986	$210	44,520,065	$44,520	$(1,518,484)	$(3,869,385)	$(5,343,139)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2016	2015

Operating Activities:
Net loss	$(3,376,775)	$(381,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,298	9,446
Gain on sale of assets	(180,248)	—
Change in derivative liability	2,094,319	—
Restricted stock units issued for services	97,306	—
Unearned revenue - related party	(156,000)	—
Straight line non-cash rent expense	20,134	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29,044)	(3,000)
Deferred contracted software development costs - related party	55,938	(55,938)
Escrow fund	(79,855)	—
Deposits	(44,876)	—
Accrued interest	8,040	1,593
Accounts payable and accrued expenses	(13,211)	2,617
Unearned revenue - related party	—	156,000
Net Cash Used in Operating Activities	(1,591,974)	(271,017)

Investing Activities:
Purchases of property and equipment	(8,736)	(22,781)
Cash acquired in merger	420	—
Net Cash Used in Investing Activities	(8,316)	(22,781)

Financing Activities:
Proceeds from sale of Series A Preferred stock	1,500,004	—
Capital contributions	325,000	25,000
Proceeds from notes payable	25,000	—
Payments on notes payable	(27,500)	—
Proceeds from convertible notes payable	—	25,000
Proceeds from officer loans	—	161,800
Net Cash Provided by Financing Activities	1,822,504	211,800

Net Increase (Decrease) in Cash	222,214	(81,998)

Cash - Beginning of Period	3,165	85,163

Cash - End of Period	$225,379	$3,165

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for officers loans, related party notes and accrued interest	$193,933	$—

Conversion of Series C Preferred stock to common stock	$2,385	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$1,310	$224
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.

(FORMERLY ENERGYTEK CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization and Reorganization

TimefireVR Inc. (“Timefire” or the “Company”), formerly EnergyTek Corp., is a Nevada corporation. Effective September 13, 2016, TimefireVR Inc. entered into an Agreement and Plan of Merger ("Merger Agreement") through which it acquired Timefire, LLC, a Phoenix-based virtual reality content developer that is an Arizona Limited Liability Company. As consideration for the merger, the Company issued the equity holders of Timefire, LLC a total of 41,400,000 shares of its common stock, and 2,800,000 five year warrants exercisable at $0.58 per share for 100% of the membership interests of Timefire, LLC. As a result, the former members of Timefire, LLC owned approximately 99% of the then outstanding shares of common stock.

For accounting purposes the transaction is being recorded as a reverse recapitalization, with Timefire, LLC as the accounting acquirer. Consequently, the historical pre-merger financial statements of Timefire, LLC are now those of the Company. The 41,400,000 shares of common stock issued in the transaction are shown as outstanding for all periods presented in the same manner as a stock split. The accompanying consolidated financial statements reflect the consolidated operations of the Company from September 13, 2016.

On November 14, 2016, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to change the Company's name to TimefireVR Inc. and implement a reverse stock split of its common stock at a ratio of one-for-10. The resulting par value difference was charged to additional paid in capital. The name change and reverse stock split each became effective November 21, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee's activities are accounted for using the equity method where applicable.

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

Escrow Fund

Pursuant to the Series A Preferred Stock Securities Purchase Agreement ("SPA") (see Note 9), the Company was required to hold an initial amount of $215,000 in cash in escrow. The cash is restricted to be used for certain expenses as defined in the agreement. In addition, for the 24 months following the closing of the SPA, the Company is required to deposit 15% of the gross proceeds of any offering of securities with the Company or any cash exercise of any common stock equivalents, including cash proceeds from the exercise of any warrants issued to investors involved with the SPA. As of December 31, 2016, $135,145 has been disbursed from the escrow account, leaving a remaining balance of $79,855.

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

The estimated useful lives of property and equipment are:

• Office furniture and equipment	5 years

The following represents a summary of our property and equipment:

	December 31,
	2016	2015
Office furniture and equipment	63,034	54,298
Less: accumulated depreciation	(24,299)	(12,001)
	$38,735	$42,297

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

Business segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2016.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2016, the entire deferred tax asset, which arises primarily from our net operating losses, has been fully reserved because management has determined that it is not "more likely than not" that the net operating loss carry forwards would be realized in the future.

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the tax uncertainty occurs if the recognition threshold is met. We do not believe we have any uncertain tax positions deemed material as of December 31, 2016 and 2015. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2013. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2016 and 2015, we had no accrued interest or penalties.  We currently have no federal or state tax examinations in progress.

Stock-Based Compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of stock-based compensation arrangements based on the grant date fair value of granted instruments and recognizes the costs in the financial statements over the period during which such awards vest. Stock-based compensation arrangements include stock options and restricted stock awards.

Equity instruments (“instruments”) issued to non-employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”), defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete and (ii) the instruments are vested. The measured fair value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

Net Loss Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. Due to the net losses for the years ended December 31, 2016 and 2015, basic and diluted loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

As of December 31, 2016 and 2015, there were total shares of 20,735,364 and 0, respectively, issuable upon conversion of preferred stock, exercise of warrants and options that were not included in the earnings per share calculation as they were anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liability

The Company issued common stock warrants in September 2016 in conjunction with the Merger Agreement and the Securities Purchase Agreement.  In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to its warrant holders.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2016.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. The Company will adopt this guidance as of and for the three months ended March 31, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

There have been no other recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s financial statements.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

3. Reverse Recapitalization

The Company accounted for the Merger Agreement with Timefire as a reverse recapitalization, with Timefire being the accounting acquirer. In its determination that Timefire was the accounting acquirer, the Company considered pertinent facts and circumstances, including the following: (i) the Timefire owners received the largest portion of the voting rights of the combined entity; (ii) the management team of the combined entity is primarily comprised of owners or management of Timefire; (iii) the Board of Directors of the combined entity is primarily comprised of owners, management or affiliates of Timefire; (iv) the continuing business of the combined entity will be the business of Timefire.

4. Gain on Sale of Assets

Effective July 21, 2016, we entered into an agreement with the joint venture we formed in 2015, Wagley-EnergyTEK J.V. LLC (the “Wagley J.V.”), our subsidiary Texas Gulf Exploration & Production, Inc. (“TGEP”), Damon Wagley, the former president of TGEP, our subsidiary Legal Capital Corp., and our former director and executive officer, Mr. Craig Crawford, among other parties. Pursuant to the agreement, the Wagley J.V. was dissolved, and the 2,000,000 shares we contributed to the Wagley J.V. were cancelled. Litigation Capital, Inc. redeemed its Series B Preferred Stock in exchange for 30,000 shares of the Company’s common stock. Pursuant to this agreement, Mr. Crawford also resigned as an executive officer and director of the Company.

TGEP assumed $180,248 of the Company’s debt, which consisted of approximately $174,000 in notes payable and $6,000 in accounts payable. Additionally, per this agreement, TGEP and Legal Capital Corp. would become wholly-owned subsidiaries of Litigation Capital, Inc. once certain requirements had been met, and the debt would be assumed by that entity. In December 2016, the requirements were met, and the subsidiaries and related debt were transferred to Litigation Capital, Inc. This was recorded as a gain on sale of asset.

5. Deposit on Contract

On November 7, 2016, the Company entered into an agreement with a firm to provide general advisory and business development advisory services for a fee of $75,000. The Company remitted $75,000, but the contract was ultimately cancelled and the services were postponed. The amount was recorded as a deposit on contract. Later, on March 27, 2017, the Company entered into an agreement with the same firm to provide these services on an expanded scale for a fee of $150,000. Per the agreement, the firm will apply our previously remitted funds and we paid the remaining $75,000 balance. In addition to the cash compensation, the firm will also be compensated via a one-time equity retainer of 25,000 shares of common stock.

6. Related Party Transactions

During the year ended December 31, 2015, the Company entered into an agreement with a related party, an entity in which a greater than 10% Company shareholder has significant ownership, to provide software development services.  During 2015, the Company received $156,000 in payments for these services.  The contracted services had not yet been completed as of December 31, 2015, and all amounts received were classified as unearned revenue.  During the year ended December 31, 2016, the Company completed this work, recognizing the previously unearned revenue from 2015 as well as an additional $46,500, for a total of $202,500 in revenue from the related party.

During the year ended December 31, 2015, John Wise, the Company’s president and a director, made non-interest bearing loans totaling $161,800 to the Company. In March 2016, these amounts were converted to a promissory note due March 1, 2019 and bearing annual interest at 8%. In September 2016, in connection with the Merger, Mr. Wise agreed to convert this note into additional equity interests in Timefire LLC, which were exchanged for a total of one share of the Company’s common stock in the Merger.

7. Income Taxes

The components of deferred tax assets (liabilities) at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred Tax Assets

Net Operating Losses	$11,153,230	$9,063,246

Valuation Allowance	(11,153,230)	(9,063,246)

Net Deferred Tax Asset	$—	$—

Net operating loss carry forwards for tax purposes were approximately $30 million at December 31, 2016.  The losses generally will expire between 2016 and 2036. We are currently using a 37.63% effective tax rate for our projected available net operating loss carry-forwards. However, as a result of potential stock offerings and stock issuances in connection with acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a 100% valuation allowance in the amount of $11,153,230 at December 31, 2016 and $9,063,246 at December 31, 2015. The valuation allowance increased by approximately $2,100,000 and $1,300,000 in the years ended December 31, 2016 and 2015, respectively.

8. Commitments and Contingencies

Employment Agreements

Effective September 13, 2016, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party.  In addition to other customary benefits, the CEO was granted 500,000 restricted stock units ("RSUs") which vest over a two year period (see Note 9).  Effective January 31, 2017, this employment agreement was terminated and the RSUs became fully vested (see Note 11).

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

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016 for a new location, after having outgrown the prior facility.  This lease expires December 31, 2018.  A concession of the first five months’ rent was provided.  After that time, the monthly rent will be $8,121 for months 6 through 17, and $8,375 for months 18 through 27.  Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $20,134 as of December 31, 2016. The Company has paid a security deposit of $44,876. Rent expense was $54,179 and $9,500 for the years ended December 31, 2016 and 2015, respectively. Future minimum lease payments under this agreement total $81,213 for 2017 and $99,994 for 2018.

Other Agreements

On November 11, 2016, the Company entered into a six-month agreement with a firm to act as its corporate communications counsel. The monthly fee for these services is $6,500. Additionally, the Company issued 125,000 shares of common stock per this agreement for a total expense of $162,500. One-third of this amount was expensed during the year ended December 31, 2016, with the remaining balance in prepaid expenses.

9. Shareholders’ Deficit and Series A Preferred Stock

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at December 31, 2016 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 44,395,065 as of December 31, 2016.

On September 13, 2016, the Company entered into a Merger Agreement through which the Company acquired Timefire (See Note 1). As consideration for the merger, the Company issued the equity holders of Timefire a total of 41,400,000 shares of the Company’s common stock, and 2,800,000 five year warrants exercisable at $0.58 per share for 100% of the membership interests of Timefire. The members of Timefire may also be entitled to additional warrants contingent on certain future financings, as defined in the Merger Agreement.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of Preferred stock with a par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

Series C

In 2014, the Board of Directors approved the issuance of Series C Preferred Stock ("Series C"). 900 Shares of Series C Preferred Stock were issued in exchange for 900 Shares of previously issued Series A Preferred Stock ("Prior Series A"). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  Holders cannot convert their Series C to the extent that after such conversion, they and their affiliates would beneficially own in excess of 9.99% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, certain holders subsequently agreed to reduce their beneficial ownership limitation to 2.49%. In 2015, 10 Series C shares were converted into 100,000 shares of our common stock. In 2016, holders of 275.46 shares of Series C converted them into 2,754,600 shares of our common stock. At December 31, 2016, there are 614.54 shares of Series C outstanding.

Series A-1

Effective August 24, 2016, the Board of Directors approved the issuance of Series A-1 Preferred Stock ("Series A-1"). The Company entered into agreements with certain note holders under which the note holders agreed to convert an aggregate of $229,170 in principal and accrued interest into a total of 20,371 shares of Series A-1 Preferred Stock. Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. The Series A-1 ranks senior to the common stock and junior to the Series C. Holders of Series A-1 are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. Holders cannot convert their Series A-1 to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. At December 31, 2016, there are 20,371 shares of Series A-1 outstanding.

Series A

Effective September 13, 2016, the Company closed on a Securities Purchase Agreement and the Board of Directors approved the issuance of a newly designated Series A Convertible Preferred Stock ("New Series A"). Pursuant to the agreement the Company issued and sold approximately 133,334 shares of New Series A to certain investors for gross proceeds of $1,500,004 and 2,586,207 five-year Warrants exercisable at $0.58 per share. The New Series A are convertible into approximately 6,666,684 shares of common stock. Holders cannot convert their New Series A to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, the investors were issued a total of 2,586,207 five-year warrants exercisable at $0.58 per share containing a similar 2.49% ownership blocker.

New Series A shall be convertible, at the option of the holder, into 50 shares of common stock, subject to certain adjustments. The New Series A ranks senior to all other classes and series of the Company's capital stock. Holders of New Series A are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. At December 31, 2016, there are 133,334 shares of New Series A outstanding. The Company recorded a discount of $1,500,004 as a result of a New Series A beneficial conversion feature. The beneficial conversion feature is being amortized as a deemed dividend over the period from issuance to the earliest date the New Series A becomes convertible, which the Company considers to be November 30, 2016 for this calculation. As of December 31, 2016, $1,500,004 has been accreted as a dividend, and due to the lack of retained earnings has been offset to additional paid-in capital.

New Series A contains certain provisions that are outside the Company's control and which the Company believes cause the New Series A to be classified as mezzanine equity.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2016 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2015	—

Issued per Merger Agreement (1)	2,800,000	$.58	9/9/2016	9/9/2021

Issued per Securities Purchase Agreement (2)	2,586,207	$.58	9/9/2016	9/9/2021

Balance of warrants at December 31, 2016	5,386,207

(1) On September 13, 2016, per the terms of the Merger Agreement (see Note 1), the Company issued five-year warrants at $.58 to purchase 2,800,000 shares of common stock to the original Timefire investors. The original fair value at the date of merger was $1,194,480, which was recorded as a derivative liability with the offset to additional paid-in capital. The fair value was measured again at December 31, 2016, and totaled $2,283,204. This difference was recorded as a change in the fair value of derivative.

(2) On September 13, 2016, per the terms of the Securities Purchase Agreement, the Company issued five-year warrants at $.58 to purchase 2,586,207 shares of common stock (see above). The original fair value at the date of the merger was $1,103,276, which was recorded as a derivative liability with the offset to additional paid-in capital. The fair value was measured again at December 31, 2016 and totaled $2,108,871. This difference was recorded as a change in the fair value of derivative.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long range success. A total of 3,300,000 shares of our common stock have been reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted awards, or restricted stock units ("RSUs"). Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. As of December 31, 2016, 2,800,000 shares of common stock are available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit Agreement with its CEO which granted the CEO 500,000 RSUs pursuant to the 2016 Plan. The RSUs vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and is being charged to operations over the vesting period. The expense recorded in the year ended December 31, 2016 is $97,306. Effective January 31, 2017, this employment agreement was terminated and the RSUs became fully vested (see Note 11).

10. Fair Value Measurements

Our financial instruments consist of cash, accounts payable, accrued liabilities, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of the warrants approximates their carrying values using Level 3 inputs. Gains and losses recognized on changes in fair value of the warrants are reported in other income (expense). Our initial warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option valuation for the warrants are as follows: dividend yield – 0%; risk-free interest rate - 1.23%; expected life – 5 years; volatility 174.401%.

On December 31, 2016, the warrants were re-valued using the Black-Scholes pricing model with the following assumptions: dividend yield – 0%; risk-free interest rate - 1.93%; expected life – 5 years; volatility 176.089%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at December 31, 2016.

	Level 1	Level 2	Level 3	Total
Liabilities

Derivative liabilities	$—	$—	$4,392,075	$4,392,075

11. Subsequent Events

On January 5, 2017, the Company issued 245,211 shares of common stock for the conversion of 2452.11 shares of Series A-1 Preferred.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its Chief Executive Officer and Chief Financial Officer per the 2016 Equity Incentive Plan (see Note 9).

On January 20, 2017, the Company entered into an agreement with a firm to provide their artificial intelligence conversational voice platform for integration into the Company’s product. Per the agreement, the Company issued 50,000 shares of common stock and will make scheduled monthly payments towards a $127,500 integration fee. Additionally, the Company will pay a royalty of 25% of all fees assessed or attributable to their platform.

The Company entered an agreement with its former Chief Executive Officer following his resignation, effective January 31, 2017, pursuant to which he agreed to provide certain consulting services to the Company for a period of six months, for which he would be compensated $12,500 monthly. In addition, under the agreement, 333,333 unvested restricted stock units previously granted to our former CEO immediately vested.

On March 6, 2017, the Company closed on a private placement offering (the "Offering") with institutional investors and one director (the "Investors") pursuant to which the Company issued and sold the Investors Senior Convertible Notes (the “Notes”) in the aggregate principal amount of $750,000, with an original issue discount of 5%, for gross proceeds to the Company of $712,500 prior to payment of $20,000 in reimbursement of legal fees of the lead Investor. The Notes mature on September 3, 2017 (the “Maturity Date”) and bear interest at 8% per annum. On the Maturity Date, the Company must repay an amount equal to 120% of outstanding principal and accrued interest. On the Maturity Date (and subsequently, if the Holders elect to extend the Maturity Date), the Investors may elect to convert the Notes into common stock of the Company at $0.30 per share, subject to adjustment (the “Conversion Price”). In addition, the Notes are redeemable by the Company up to 90 days following issuance at an amount equal to 110% of outstanding principal and accrued interest, and thereafter at an amount equal to 120% of outstanding principal and accrued interest, subject in either case to an increase under certain circumstances. As additional consideration, the Company issued the Investors a total of 2,500,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the Maturity Date at $0.35 per share.

On March 8, 2017, the Company issued 135,852 shares of common stock for the conversion of 1358.52 shares of Series A-1 Preferred. Additionally, 130,000 shares of common stock were issued for the conversion of 13 shares of Series C Preferred.

On March 13, 2017, the Company entered into an agreement with a firm to provide corporate development and strategic advisory services. Per the terms of the agreement, the Company paid $15,000 upon execution of the contract with an additional fee of $5,000 due thirty days from execution. Additionally, upon a financing of the Company through a party introduced by the firm, the Company will pay a cash fee of 7% of proceeds and will also issue a warrant to purchase the Company’s common shares equal to 7% of the number of shares issued by the Company in a financing.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2016 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

As disclosed above and described further below, effective September 13, 2016, the Company consummated a merger transaction, or the Merger, with Timefire. In connection with the Merger, the Company made changes to the persons serving as executive officers and directors of the Company. These changes constituted a change of control of the Company. The table below reflects the Company’s management as of April 7, 2017.

Name	Age	Position

Jeffrey Rassas	54	Chief Executive Officer
John M. Wise	53	President and Director
Jessica L. Smith	38	Interim Chief Financial Officer and Treasurer
Lou Werner, III	47	Director

Jeffrey Rassas has served as the Company’s Chief Executive Officer since January 31, 2017. He also served as Chief Strategy Officer from September 7, 2016 through January 31, 2017 and a director since December 5, 2016. Mr. Rassas has served as the Chief Executive Officer and Chairman of Airware Labs Corp. (OTCQB: AIRW), a Class 1 consumer medical device company, since 2012.  In addition, since 2014, he has served on the management committee of Timefire.  He previously served as founder, Chief Executive Officer and Chairman of YouChange Holdings Corp (merged with Quest Resource Management, NASDAQ:QRHC) from 2008 through 2012.

John M. Wise has served as the Company’s President and a director since September 7, 2016. Mr. Wise, founded Timefire in 2014 and has served as a member of its management committee since its inception. Mr. Wise has also been an author since 2010.

Jessica L. Smith was appointed as Interim Chief Financial Officer of the Company effective September 13, 2016 and Treasurer of the Company on September 26, 2016. Ms. Smith is a certified public accountant in the State of Arizona. Ms. Smith has served as the Chief Financial Officer of Airware Labs Corp. (OTCQB: AIRW) since December 2012 and as its Secretary and Treasurer since January 2013. Since 2008, she has also provided accounting and financial consulting services through her company, JS Accounting & Tax, PLLC.

Lou Werner, III was appointed as a director on December 5, 2016. Mr. Werner is an architect and has been the owner of Formwerks Studios, L.L.C. since 2001. Since 2014, he has also served on the Board of Directors of Technisoil Industrial, LLC.

There are no family relationships among our directors and/or executive officers.

Board Committees and Charters

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees due to our limited size and resources.  The Board of Directors has determined that the functions of such committees will be undertaken by the entire Board.

Code of Ethics

Our Board of Directors intends to adopt a revised Code of Ethics which will cover all directors, executive officers, and employees and will comply with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder. Following its adoption, a copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 7600 E. Redfield Rd., #100, Building A, Scottsdale, Arizona, 85260.

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

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us to our present Chief Executive Officer (principal executive officer), the individual serving as Chief Executive Officer at the end of the last fiscal year, and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2016. We refer to these persons as the “Named Executive Officers.” The Company had no executive officers whose compensation exceeded $100,000 in 2016; accordingly, only our present and former Chief Executive Officers are included in the table below.

							Non-qualified
Name and				Stock	Option	Non-Equity Incentive Plan	Deferred Compensa- tion	All Other Compen-
Principal	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Ended	$	$	$	$	$	$	$	$
Jeffrey Rassas,	2016	67,634	—	—	—	—	—	—	67,634
CEO and Secretary (1)	2015	—	—	—	—	—	—	—	—

Jonathan R. Read	2016	80,634	—	226,000	—	—	—	—	306,634
CEO and Former President (2)	2015	10,000	—	—	—	—	—	—	10,000

(1) Mr. Rassas served as Chief Strategy Officer from September 13, 2016 through January 31, 2017, when he was appointed Chief Executive Officer.

(2) Mr. Read served as President and Chief Executive Officer from November 2015 through September 13, 2016 and as Chief Executive Officer, Secretary, and Chairman from September 13, 2016 through January 31, 2017.

Stock Options/SAR Grants

The Company had not granted any stock options or stock appreciation rights as of December 31, 2016. In January 2017, the Company granted its employees a total of 1,655,000 stock options, exercisable at $0.50 per share, under the 2016 Equity Incentive Plan.

Long-Term Incentive Plans

As of December 31, 2016, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End and Equity Compensation Plans

As of the year ended December 31, 2016, our only grant of options or other equity awards to a Named Executive Officer or other officer was the following: Effective September 13, 2016, in connection with the Merger, we granted 500,000 restricted stock units to Mr. Jonathan Read, of which 166,667 were fully vested, with the balance vesting in equal installments on the first and second anniversary of the grant date. In connection with Mr. Read’s resignation in January 2017, all his remaining unvested restricted stock units were vested.

Effective September 13, 2016, the Company adopted its 2016 Equity Incentive Plan (the “Plan”) and made certain equity awards thereunder in connection with the Merger. The Plan provides that the Board may make equity awards to employees, directors, and consultants representing a maximum of 3,300,000 shares of the Company's common stock (including the 500,000 restricted stock units granted to Mr. Read, as described above). The purpose of the Plan is to retain qualified and competent officers, employees, directors and consultants. Our Board of Directors administers the Plan and is authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Equity awards will be granted pursuant to the provisions of the Plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Our Plan and the Plan award agreements will provide that equity awards granted pursuant to the Plan shall not be exercisable after the expiration of 10 years from the date of grant.

Listed below is information with respect to unexercised options and shares of common stock that had not vested for each Named Executive Officer outstanding as of December 31, 2016:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Jeffrey Rassas	—	—

Jonathan Read (3)	333,333	$283,333

(1)	Represents unvested restricted stock units. Market value is based on $0.85 closing price on December 30, 2016.

(2)	Mr. Read resigned as an officer January 31, 2017, and all unvested equity awards vested at that time.

Subsequent to December 31, 2016, the Company granted Mr. Rassas 650,000 five-year stock options exercisable at $0.50 per share, of which 216,667 were vested upon grant, with the remainder vesting in equal installments on the first and second anniversary of grant. Interim Chief Financial Officer Jessica Smith was granted 150,000 stock options, of which 16,667 were vested upon grant, with all other terms identical to Mr. Rassas’s options.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2016:

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)($)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders (N/A)

Equity compensation plans not approved by security holders (1)	500,000 (2)	—	2,800,000
Total	500,000	$—	2,800,000

(1)	Represents 2016 Equity Incentive Plan.
(2)	Represents 500,000 undelivered restricted stock units granted to Mr. Read, of which 333,333 were unvested at December 31, 2016. All have subsequently vested.

Employment Agreements

We presently have the following employment arrangements with our executive officers:

Jeffrey Rassas

In connection with the Merger, Mr. Rassas entered into an employment agreement with the Company pursuant to which he receives $150,000 a year for his services. The employment agreement has an initial term of two years and automatically renews for one-year terms thereafter unless terminated by either Mr. Rassas or the Company. Mr. Rassas will also be eligible for a bonus at the discretion of the Company’s Board of Directors.

John M. Wise

In connection with the Merger, Mr. Wise entered into an employment agreement with the Company pursuant to which he receives $150,000 a year for his services. The employment agreement has an initial term of two years and automatically renews for one-year terms thereafter unless terminated by either Mr. Wise or the Company. Mr. Wise will also be eligible for a bonus at the discretion of the Company’s Board of Directors.

Jessica L. Smith

Ms. Smith is compensated $7,500 per month for her part-time services to the Company and her employment is on an at-will basis.

Termination Provisions

The following provisions apply to each of our executive officers other than Ms. Smith, whose employment is at-will:

In the event of the executive’s death, such executive’s estate will be entitled to three months’ base salary. In the event of the executive’s total disability, the executive will be entitled to six months’ base salary and a pro-rated bonus payment. In the event of the executive’s resignation for Good Reason or the Company’s termination of the executive without Cause or within two years of a Change of Control (each capitalized term as defined in the employment agreements), the executive will be entitled to two years’ base salary and any bonus to which he would otherwise be entitled, and all unvested equity awards held by the executive shall immediately vest. In all other circumstances, any unvested equity awards will expire upon the executive’s termination.

The Company entered an agreement with former Chief Executive Officer Jonathan Read following his resignation, effective January 31, 2017, pursuant to which he agreed to provide certain consulting services to the Company for a period of six months, for which he would be compensated $12,500 monthly. In addition, under the agreement, 333,333 unvested restricted stock units previously granted to Mr. Read immediately vested.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members. Under the Plan, our non-employee directors may receive grants of stock options or other equity awards as compensation for their services on our Board, as described above.

We made no equity grants and paid no compensation to non-employee directors during the years ended December 31, 2016 and 2015. We are presently evaluating how to compensate our non-employee directors during 2017, but we have not formalized any arrangements as of the date of this report.

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with the independence standards of the Nasdaq Listing Rules. Based on this standard, the Board of Directors has determined that Mr. Werner qualifies as independent.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 7600 E. Redfield Rd., #100, Building A, Scottsdale, Arizona, 85260, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Structure

At the present time, we do not have a designated Chairman of the Board, which we believe is appropriate given the small size of our present Board. We may, in the future, re-evaluate whether to designate a Chairman, and if so, whether that position should be held by a director who is also an executive officer.

Board Assessment of Risk

Our risk management function is overseen by our Board. Our management keeps its Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, our independent director may conduct the assessment.

Risk Assessment Regarding Compensation Policies and Practices as they Relate to Risk Management

Our compensation program for employees does not create incentives for excessive risk-taking by our employees or involve risks that are reasonably likely to have a material adverse effect on us. Our compensation has the following risk-limiting characteristics:

•	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;
•	We do not presently have any executive officers eligible to receive incentive-based compensation that might encourage risk-taking to increase short-term compensation at the expense of longer term company results;
•	Our 2016 Equity Incentive Plan provides that equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and
•	Equity awards, including those granted to date, will generally provide for multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2016, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2016, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voting Securities and Principal Holders Thereof

The following table sets forth the number of shares of our common stock beneficially owned as of April 7, 2017 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers (as defined by the rules of the Securities and Exchange Commission) for the year ended December 31, 2016 and (iv) all of our current executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o TimefireVR Inc., 7600 E. Redfield Rd., #100, Building A, Scottsdale Arizona, 85260.

Class Type	Beneficial Owner Name and Address	Amount of Ownership	Percentage Ownership
Officers and Directors

Common Stock	Jeffrey Rassas, Chief Executive Officer (1)	755,680	1.7%

Common Stock	John M. Wise, President and Director (2)	32,358,216	68.7%

Common Stock	Lou Werner, III Director (3)	2,847,792	6.2%

Common Stock	Jonathan R. Read Former Chief Executive Officer and Chairman of the Board (4)	—	0%

Common Stock	Craig Crawford Former Chief Financial Officer and Director (5)	11,818	*

Common Stock	All Present Executive Officers and Directors as a Group – 4 members (6)	32,859,912	76.6%

5% Shareholders

Common Stock	Stockbridge Enterprises, L.P. (7)	6,323,554	14.0%

(1) Includes 34,089 shares underlying warrants and 216,667 vested stock options.

(2) Includes 2,046,413 shares underlying warrants.

(3) Includes 471, 274 shares underlying warrants and 333,333 shares underlying convertible notes.

(4) Mr. Read resigned as an officer and director of the Company effective January 31, 2017.

(5) Mr. Crawford resigned as an officer and director of the Company effective July 21, 2016.

(6) Includes Messrs. Rassas, Wise, and Werner and Interim Chief Financial Officer, Ms. Jessica Smith.

(7) Includes 399,917 shares underlying warrants. Address is 7377 E. Doubletree Ranch Road, Suite 200, Scottsdale, AZ 85258. Mitchell A. Saltz has voting and investment power over these securities.

* Less than 1%.

Applicable percentages are based on 45,081,128 shares of common stock outstanding as of April 7, 2017. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, convertible notes and preferred stock currently exercisable or convertible or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, warrants, and preferred stock exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. Certain shareholders who would beneficially own greater than 5% of our outstanding common stock were it not for 2.49% blocker provisions in their securities are excluded from the table.

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

Since the beginning of the fiscal year ended December 31, 2016, the Company engaged in the following transactions with a related person:

Effective July 21, 2016, we entered into an agreement with the joint venture we formed in 2015, Wagley-EnergyTEK J.V. LLC (the “Wagley J.V.”), our subsidiary Texas Gulf Exploration & Production, Inc. (“TGEP”), Damon Wagley, the former president of TGEP, our subsidiary Legal Capital Corp., and our former director and executive officer, Mr. Craig Crawford, among other parties. Pursuant to the agreement, the Wagley J.V. was dissolved, and the 2,000,000 shares we contributed to the Wagley J.V. were cancelled. Litigation Capital, Inc. redeemed its Series B Preferred Stock in exchange for 30,000 shares of the Company’s common stock. Pursuant to this agreement, Mr. Crawford also resigned as an executive officer and director of the Company.

TGEP assumed $180,248 of the Company’s debt, which consisted of approximately $174,000 in notes payable and $6,000 in accounts payable. Additionally, per this agreement, TGEP and Legal Capital Corp. would become wholly-owned subsidiaries of Litigation Capital, Inc. once certain requirements had been met, and the debt would be assumed by that entity. In December 2016, the requirements were met, and the subsidiaries and related debt were transferred to Litigation Capital, Inc. This was recorded as a gain on sale of asset.

During the year ended December 31, 2015, the Company entered into an agreement with a related party, an entity in which a greater than 10% Company shareholder has significant ownership, to provide software development services.  During 2015, the Company received $156,000 in payments for these services.  The contracted services had not yet been completed as of December 31, 2015, and all amounts received were classified as unearned revenue.  During the year ended December 31, 2016, the Company completed this work, recognizing the previously unearned revenue from 2015 as well as an additional $46,500, for a total of $202,500 in revenue from the related party.

During the year ended December 31, 2015, John Wise, the Company’s president and a director, made non-interest bearing loans totaling $161,800 to the Company. In March 2016, these amounts were converted to a promissory note due March 1, 2019 and bearing annual interest at 8%. In September 2016, in connection with the Merger, Mr. Wise agreed to convert this note into additional equity interests in Timefire LLC, which were exchanged for a total of one share of the Company’s common stock in the Merger.

Subsequent to the year ended December 31, 2016, the Company entered into a severance agreement with former Chief Executive Officer Jonathan Read pursuant to which Mr. Read will earn a total of $75,000 providing consulting services to the Company from February 2017 through July 2017.

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with the independence standards of the Nasdaq Listing Rules. Based on this standard, the Board of Directors has determined that Mr. Werner qualifies as independent.

ITEM  14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Berkower LLC was appointed to serve as the Company's new independent registered public accounting firm, effective October 14, 2016. We paid the following fees to Berkower LLC for fiscal year 2016:

	Fiscal year 2015	Fiscal Year 2016

Audit Fees	$—	$11,000
Audit-Related Fees	—	613
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$—	$11,613

Audit fees paid to Berkower LLC during the year ended December 31, 2016 included fees associated with the audit of the December 31, 2015 Timefire LLC financial statements as well as audits of our financial statements and reviews of financial statements included in our Quarterly Reports on Form 10-Q.

Audit-related fees for fiscal year 2016 included fees associated with the review of our pro forma financial statements and out-of-pocket, audit related expenses.

John Scrudato CPA served as the Company's independent registered public accountant for the period from February 23, 2011 through October 10, 2016. We paid the following fees to John Scrudato CPA for fiscal year 2015 and fiscal year 2016:

	Fiscal year 2015	Fiscal Year 2016

Audit Fees	$9,000	$9,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$9,000	$9,500

Audit fees for the years ended December 31, 2016 and 2015 included fees associated with audits of our financial statements and reviews of financial statements included in our Quarterly Reports on Form 10-Q.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger dated September 13, 2016	8-K	9-13-16	2.1
2.2	Articles of Merger - Nevada	8-K	9-13-16	2.2
2.3	Statement of Merger - Arizona	8-K	9-13-16	2.3
3.1	Articles of Incorporation, as amended	S-1	2-8-17	3.1
3.2	Bylaws, as amended	S-1	2-8-17	3.2
4.3	Form of Merger Warrant	8-K	9-13-16	4.2
4.4	Form of Investor Warrant	8-K	9-13-16	4.3
10.1	Form of Convertible Promissory Note	8-K	7-27-16	10.1
10.2	Exchange Agreement dated August 24, 2016	8-K	8-30-16	10.1
10.3	Form of Convertible Promissory Note dated August 30, 2016	8-K	9-6-16	10.1
10.4	2016 Equity Incentive Plan	8-K	9-13-16	10.1	*
10.5	John Wise Employment Agreement dated September 7, 2016	8-K	9-13-16	10.2	*
10.6	Jeffrey Rassas Employment Agreement dated September 7, 2016	8-K	9-13-16	10.3	*
10.7	Jonathan Read Employment Agreement dated September 7, 2016	8-K	9-13-16	10.4	*
10.8	Jonathan Read Restricted Stock Unit Agreement dated September 7, 2016	8-K	9-13-16	10.5	*
10.9	Securities Purchase Agreement dated September 7, 2016	8-K	9-13-16	10.6
10.10	Registration Rights Agreement dated September 7, 2016	8-K	9-13-16	10.7
10.11	Form of Agreement and Mutual Release dated as of July 21, 2016	10-Q	11-8-16	10.11
10.12	Joint Venture Agreement between the Company and Wagley-Offshore-Onshore, Inc. dated January 6, 2015	8-K	1-9-15	1.1
10.13	Limited Liability Company Operating Agreement for Wagley-EnergyTEK LLC by and between the Company and Wagley-Offshore-Onshore, Inc. dated January 6, 2015	8-K	1-9-15	1.1
10.14	Jonathan Read Severance Agreement dated January 31, 2017				Filed
21.1	Subsidiaries	S-1	2-8-17	21.1
31.1	Certification of Principal Executive Officer (302)
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

 In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMEFIREVR INC.

Date: April 7, 2017

	By:	/s/ Jeffrey Rassas
Jeffrey Rassas
Chief Executive Officer & Principal Executive Officer

/s/ Jessica L. Smith
Jessica L. Smith
Interim Chief Financial Officer & Principal Accounting and Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 7, 2017.

Signatures	Title	Date

/s/ John M. Wise	Director	April 7, 2017
John M. Wise

/s/ Jeffrey Rassas	Director	April 7, 2017
Jeffrey Rassas

