Form 10-Q
period 2017-03-31
TimefireVR Inc.
filed 2017-05-15
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 814-00175

TimefireVR Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7600 E. Redfield Rd., #100, Building A
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

As of May 15, 2017, there were 46,269,804 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$311,213	$225,379
Escrow fund	20,469	79,855
Deposit on contract	—	75,000
Prepaid expenses and other current assets	210,621	119,545
Total current assets	542,303	499,779

Other Assets:
Property and equipment, net	35,583	38,735
Deposit	41,876	44,876
Total Assets	$619,762	$583,390

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$91,211	$34,450
Convertible notes payable, net of discount	622,622	—
Convertible note payable - related party, net of discount	95,788	—
Accrued interest	28,936	—
Total current liabilities	838,557	34,450

Long Term Liabilities:
Derivative liabilities	1,768,897	4,392,075
Total long term liabilities	1,768,897	4,392,075

Total liabilities	2,607,454	4,426,525

Commitments and Contingencies	—	—
Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 133,334 shares issued and outstanding at March 31, 2017 and December 31, 2016. Stated at redemption value.	1,500,004	1,500,004

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 16,560 and 20,371 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	166	204
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Preferred Series C stock, par value $.01 per share, 602 and 615 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Obligation to issue common stock	25	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 45,081,128 and 44,520,065 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	45,081	44,520
Additional paid-in capital	(1,092,281)	(1,518,484)
Accumulated deficit	(2,440,693)	(3,869,385)
Total shareholders' equity/(deficit)	(3,487,696)	(5,343,139)

Total Liabilities and Shareholders' Equity/(Deficit)	$619,762	$583,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenues	$—	$203,640

Operating expenses:
Research and development	448,891	188,954
Occupancy	23,207	9,011
Depreciation and amortization	3,152	2,898
Officer compensation	354,051	—
Professional fees	217,701	1,328
Other operating expenses	112,547	4,985
Total operating expenses	1,159,549	207,176

Loss from operations	(1,159,549)	(3,536)

Other income (expense):
Change in fair value of derivative	2,623,178	—
Interest income	2	—
Interest expense	(34,939)	(1,912)
Total other income (expense)	2,588,241	(1,912)

Income/(loss) before income taxes	1,428,692	(5,448)

Income tax expense	—	—

Net income/(loss)	1,428,692	(5,448)

Basic net income/(loss) per common share	$0.03	$(0.00)
Diluted net income/(loss) per common share	$0.02	$(0.00)

Basic weighted average common shares outstanding	44,864,716	41,400,000

Diluted weighted average common shares outstanding	69,244,021	41,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Operating Activities:
Net income/(loss)	$1,428,692	$(5,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,152	2,898
Common stock issued for services	32,500	—
Options issued for services	265,558	—
Change in derivative liability	(2,623,178)	—
Restricted stock units issued for services	128,693	—
Interest expense from amortization of debt discount	5,910	—
Unearned revenue - related party	—	(156,000)
Straight line non-cash rent expense	32,147	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(91,076)	3,365
Deferred contracted software development costs - related party	—	55,938
Escrow fund	59,386	—
Deposits	78,000	(3,000)
Accrued interest	28,936	1,641
Accounts payable and accrued expenses	24,614	7,573
Net Cash Used in Operating Activities	(626,666)	(93,033)

Investing Activities:
Purchases of property and equipment	—	(5,478)
Net Cash Used in Investing Activities	—	(5,478)

Financing Activities:
Capital contributions	—	175,000
Net proceeds from convertible notes payable	617,500	—
Net proceeds from convertible notes payable - related party	95,000	—
Net Cash Provided by Financing Activities	712,500	175,000

Net Increase in Cash	85,834	76,489

Cash - Beginning of Period	225,379	3,165

Cash - End of Period	$311,213	$79,654

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series C Preferred stock to common stock	$1,300	$—
Conversion of Series A-1 Preferred stock to common stock	$3,752	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$92	$271
Income taxes paid in cash	$—	$—

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of March 31, 2017 and 2016, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2017 and the results of its operations and its cash flows for the periods ended March 31, 2017 and 2016. These results are not necessarily indicative of the results expected for the year ended December 31, 2017. The financial statements should be read in conjunction with the latest annual financial statements filed with the Securities and Exchange Commission on Form 10-K. The balance sheet as of December 31, 2016 has been derived from the audited financial statements included in that filing.

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

On March 3, 2017, the Company received financing via notes payable (see Note 4). Per the terms of those notes, the Company was required to put $100,000 of the proceeds into the escrow account. As of March 31, 2017, $294,531 has been disbursed from the escrow account, leaving a remaining balance of $20,469.

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

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2017.

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

Net Income/(Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of March 31, 2017 and 2016, there were total shares of 24,379,305 and 0, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liability

The Company issued common stock warrants in September 2016 in conjunction with the Merger Agreement and the Securities Purchase Agreement.  Additional warrants were issued in March 2017 as part of a private placement offering (see Note 4). In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders and the Company has concluded that the remaining warrants are not indexed to the Company’s common stock.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

The fair value of the warrants at March 31, 2017 and December 31, 2016 was $1,768,897 and $4,392,075, respectively. The difference has been recorded as a change in change in fair value of derivative.

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

4.	Convertible Notes Payable

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

The original issue discount interest expense will be amortized over the life of the Notes.

March 31, 2017
Convertible notes payable, net of $27,378 discount	$622,622
Convertible note payable – related party, net of $4,212 discount	95,788

5. Related Party Transactions

As discussed in Note 4, on March 6, 2017, the company closed on an Offering that included a Company director as an investor. This investor’s note is for $100,000.

6. Commitments and Contingencies

Employment Agreements

Effective September 13, 2016, the Company entered into an employment agreement with its Chief Executive Officer ("CEO"). The agreement was for a two year period at the rate of $150,000 per annum. The agreement could automatically be extended for additional terms of one year each unless terminated by either party.  In addition to other customary benefits, the CEO was granted 500,000 restricted stock units ("RSUs") which were scheduled to vest over a two year period.  Effective January 31, 2017, the Company entered into an agreement with its former Chief Executive Officer following his resignation, which terminated the employment agreement and pursuant to which he also agreed to provide certain consulting services to the Company for a period of six months, for a monthly fee of $12,500. In addition, under the agreement, 333,333 unvested restricted stock units previously granted were immediately vested.

Effective September 13, 2016, the Company entered into an employment agreement with its new President. The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party.

Effective September 13, 2016, the Company entered into an employment agreement with its new Chief Strategy Officer, who has since been named our Chief Executive Officer. The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party.

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  A concession of the first five months’ rent was provided.  After that time, the monthly rent will be $8,121 for months 6 through 17, and $8,375 for months 18 through 27.  Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $32,147 as of March 31, 2017. The Company has paid a security deposit of $41,876.

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

On November 7, 2016, the Company entered into an agreement with a firm to provide general advisory and business development advisory services for a fee of $75,000. The Company remitted $75,000, but the contract was ultimately cancelled and the services were postponed. The amount was recorded as a deposit on contract. Later, on March 27, 2017, the Company entered into an agreement with the same firm to provide these services on an expanded scale for a fee of $150,000. Per the agreement, the firm applied our previously remitted funds and we paid the remaining $75,000 balance. In addition to the cash compensation, the firm will also be compensated via a one-time equity retainer of 25,000 shares of common stock. The stock had not yet been issued as of the end of the quarter, and is reflected as obligation to issue common stock at March 31, 2017. The shares were issued on April 27, 2017.

7. Shareholders’ Deficit and Series A Preferred Stock

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at March 31, 2017 and December 31, 2016 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 45,081,128 as of March 31, 2017.

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

Series C

In 2014, the Board of Directors approved the issuance of Series C Preferred Stock ("Series C"). 900 Shares of Series C Preferred Stock were issued in exchange for 900 Shares of previously issued Series A Preferred Stock ("Prior Series A"). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  Holders cannot convert their Series C to the extent that after such conversion, they and their affiliates would beneficially own in excess of 9.99% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, certain holders subsequently agreed to reduce their beneficial ownership limitation to 2.49%. In 2015, 10 Series C shares were converted into 100,000 shares of our common stock. In 2016, holders of 275.46 shares of Series C converted them into 2,754,600 shares of our common stock. During the three months ended March 31, 2017, a holder of 13 shares of Series C converted them into 130,000 shares of our common stock. At March 31, 2017, there are 601.54 shares of Series C outstanding.

Series A-1

Effective August 24, 2016, the Board of Directors approved the issuance of Series A-1 Preferred Stock ("Series A-1"). The Company entered into agreements with certain note holders under which the note holders agreed to convert an aggregate of $229,170 in principal and accrued interest into a total of 20,371 shares of Series A-1 Preferred Stock. Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. The Series A-1 ranks senior to the common stock and junior to the Series C. Holders of Series A-1 are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. Holders cannot convert their Series A-1 to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. During the three months ended March 31, 2017, holders of 3,810.63 shares of Series A-1 converted them into 381,063 shares of common stock. At March 31, 2017, there are 16,560 shares of Series A-1 outstanding.

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

New Series A shall be convertible, at the option of the holder, into 50 shares of common stock, subject to certain adjustments. The New Series A ranks senior to all other classes and series of the Company's capital stock. Holders of New Series A are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. At March 31, 2017, there are 133,334 shares of New Series A outstanding.

New Series A contains certain provisions that are outside the Company's control and which the Company believes cause the New Series A to be classified as mezzanine equity.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2017 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2016	5,386,207

Issued per Offering (1)	2,500,003	$.35	3/3/2017	9/3/2022

Balance of warrants at March 31, 2017	7,886,210

(1) On March 3, 2017, per the terms of the Offering (see Note 4), the Company issued warrants at $.35 to purchase 2,500,003 shares of common stock. The warrants may not be exercised for six months after their effective date of March 3, 2017. The warrants have an expiration date of five years after the initial six months have passed. For the three months ended March 31, 2017, the Company recorded $580,700 as a derivative liability for these warrants.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long range success. A total of 3,300,000 shares of our common stock have been reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted awards, or restricted stock units ("RSUs"). Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. As of March 31, 2017, 1,145,000 shares of common stock are available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit Agreement with its CEO which granted the CEO 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and is being charged to operations over the vesting period. Effective January 31, 2017, this employment agreement was terminated and the RSUs became fully vested. The Company recorded $128,693 to expense the vesting of the remaining amount of this grant during the three months ended March 31, 2017.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its Chief Executive Officer and Chief Financial Officer per the 2016 Equity Incentive Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $265,558 in expense related to this grant in the three months ended March 31, 2017.

8. Fair Value Measurements

Our financial instruments consist of cash, accounts payable, accrued liabilities, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of the warrants approximates their carrying values using Level 3 inputs. Gains and losses recognized on changes in fair value of the warrants are reported in other income (expense). Our warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at March 31, 2017 are as follows: dividend yield – 0%; risk-free interest rate - 1.93%; expected life – 4.5 years; volatility 176.901%. The assumptions used for the March 2017 warrants at March 31, 2017 are as follows: dividend yield – 0%; risk-free interest rate - 1.93%; expected life – 5.5 years; volatility 179.553%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at March 31, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$1,768,897	$1,768,897

9. Subsequent Events

On April 4, 2017, the Company entered into an agreement with a firm to provide management and general business consulting services. The term of the agreement is 24 months, and the firm will be compensated via the issuance of 1,000,000 shares of common stock. 125,000 shares will vest immediately and the remainder of the shares will vest in seven equal tranches of 125,000 shares every 90 days following the commencement of the agreement. The shares were issued on April 27, 2017.

On April 10, 2017, the Company issued 163,676 shares of common stock for the conversion of 1636.77 shares of Series A-1 Preferred.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with TimefireVR Inc. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this report. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Results of Operations

Total revenue for the three months ended March 31, 2017 and 2016 was $0 and $203,640, respectively. The revenue in 2016 was due to a one-time project for a related party.

Operating expenses in the quarter ended March 31, 2017 amounted to $1,159,549 as compared to $207,176 for the quarter ended March 31, 2016. The increase in operating expenses is due to a significant operational ramping up post-merger.

The net income for the three months ended March 31, 2017 was $1,428,692 as compared to a net loss of $5,448 for the quarter ended March 31, 2016. This difference is primarily due to the post-merger operational scale-up which was offset by a $2,623,178 change in the fair value of the warrants issued to investors.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2017 reflects $311,213 in cash. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. Management believes these efforts will contribute toward funding the Company’s activities until sufficient revenue can be earned from future operations. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

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

ITEM 2. RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

In January 2017, we issued 50,000 shares of common stock to a consultant for advisory services. In addition, in April 2017, we issued a total of 1,025,000 shares of common stock to two consultants for advisory services. The securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Act and Rule 506(b) promulgated thereunder.

During the first quarter of 2017, we issued a total of 130,000 shares of common stock to one holder upon conversion of 13 shares of our Series C Convertible Preferred Stock. We also issued a total of 381,063 shares of common stock to two holders upon conversion of 3810.629 shares of our Series A-1 Preferred Stock. In April 2017, we issued an additional 163,676 shares of common stock to one holder upon conversion of 1,636.759 shares of our Series A-1 Preferred Stock The securities were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act and Rule 506(b) promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
10.1	Jonathan Read Severance Agreement dated January 31, 2017	10-K	4-7-17	10.14
10.2	Form of Securities Purchase Agreement dated March 3, 2017	8-K	3-7-17	10.1
10.3	Form of Senior Convertible Note dated March 3, 2017	8-K	3-7-17	10.2
10.4	Form of Warrant dated March 3, 2017	8-K	3-7-17	10.3
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer 302				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2017.

TimefireVR Inc.

Signature	Title

/s/ Jeffrey Rassas	Chief Executive Officer and Director
Jeffrey Rassas

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

