Form 10-Q
period 2017-06-30
TimefireVR Inc.
filed 2017-08-21
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of August 21, 2017, there were 47,269,804 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,163	$225,379
Escrow fund	8,309	79,855
Accounts receivable	341	—
Deposit on contract	—	75,000
Prepaid expenses and other current assets	183,750	119,545
Total current assets	202,563	499,779

Other Assets:
Property and equipment, net	32,431	38,735
Deposit	41,876	44,876
Total Assets	$276,870	$583,390

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$289,354	$34,450
Convertible notes payable, net of discount	638,695	—
Convertible note payable - related party, net of discount	98,261	—
Accrued interest	119,603	—
Total current liabilities	1,145,913	34,450

Long Term Liabilities:
Derivative liabilities	377,014	4,392,075
Total long term liabilities	377,014	4,392,075

Total liabilities	1,522,927	4,426,525

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 133,334 shares issued and outstanding at June 30, 2017 and December 31, 2016. Stated at redemption value.	1,500,004	1,500,004

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 14,923 and 20,371 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	149	204
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Preferred Series C stock, par value $.01 per share, 502 and 615 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	5	6
Common stock, par value $.001 per share, 500,000,000 shares authorized; 47,269,804 and 44,520,065 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	47,270	44,520
Additional paid-in capital	(811,652)	(1,518,484)
Accumulated deficit	(1,981,833)	(3,869,385)
Total shareholders' equity/(deficit)	(2,746,061)	(5,343,139)

Total Liabilities and Shareholders' Equity/(Deficit)	$276,870	$583,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues	$488	$—	$488	$203,640
Cost of sales	146	—	146	—
Gross profit	342	—	342	203,640

Operating expenses:
Research and development	344,001	149,778	792,892	338,732
Occupancy	20,135	8,470	43,342	17,481
Depreciation and amortization	3,151	3,097	6,303	5,995
Officer compensation	108,864	—	462,915	—
Professional fees	341,912	3,500	644,366	4,828
Other operating expenses	6,047	1,783	33,841	6,768
Total operating expenses	824,110	166,628	1,983,659	373,804

Loss from operations	(823,768)	(166,628)	(1,983,317)	(170,164)

Other income (expense):
Change in fair value of derivative	1,391,883	—	4,015,061	—
Interest income	—	—	2	—
Interest expense	(109,255)	(4,201)	(144,194)	(6,113)
Total other income (expense)	1,282,628	(4,201)	3,870,869	(6,113)

Income/(loss) before income taxes	458,860	(170,829)	1,887,552	(176,277)

Income tax expense	—	—	—	—

Net income/(loss)	458,860	(170,829)	1,887,552	(176,277)

Basic net income/(loss) per common share	$0.01	$(0.00)	$0.04	$(0.00)
Diluted net income/(loss) per common share	$0.01	$(0.00)	$0.03	$(0.00)

Basic weighted average common shares outstanding	46,245,375	41,400,000	45,558,859	41,400,000

Diluted weighted average common shares outstanding	69,461,003	41,400,000	68,774,487	41,400,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016

Operating Activities:
Net income/(loss)	$1,887,552	$(176,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,303	5,995
Common stock issued for services	242,500	—
Options issued for services	338,334	—
Change in derivative liability	(4,015,061)	—
Restricted stock units issued for services	128,693	—
Interest expense from amortization of debt discount	24,456	—
Unearned revenue - related party	—	(156,000)
Changes in operating assets and liabilities:
Accounts receivable	(341)	—
Prepaid expenses and other current assets	(64,205)	1,000
Deferred contracted software development costs - related party	—	55,938
Escrow fund	71,546	—
Deposits	78,000	(3,000)
Accrued interest	119,603	5,439
Accounts payable and accrued expenses	254,904	8,022
Net Cash Used in Operating Activities	(927,716)	(258,883)

Investing Activities:
Purchases of property and equipment	—	(8,736)
Net Cash Used in Investing Activities	—	(8,736)

Financing Activities:
Capital contributions	—	325,000
Net proceeds from convertible notes payable	617,500	—
Net proceeds from convertible notes payable - related party	95,000	—
Net Cash Provided by Financing Activities	712,500	325,000

Net Increase in Cash	(215,216)	57,381

Cash - Beginning of Period	225,379	3,165

Cash - End of Period	$10,163	$60,546

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series C Preferred stock to common stock	$1,130	$—
Conversion of Series A-1 Preferred stock to common stock	$545	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$135	$674
Income taxes paid in cash	$—	$—

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

For accounting purposes, the transaction has been recorded as a reverse recapitalization, with Timefire, LLC as the accounting acquirer. Consequently, the historical pre-merger financial statements of Timefire, LLC are now those of the Company. The 41,400,000 shares of common stock issued in the transaction are shown as outstanding for all periods presented in the same manner as a stock split. The accompanying consolidated financial statements reflect the consolidated operations of the Company from September 13, 2016.

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of June 30, 2017 and 2016, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2017 and the results of its operations and its cash flows for the periods ended June 30, 2017 and 2016. These results are not necessarily indicative of the results expected for the year ended December 31, 2017. The financial statements should be read in conjunction with the latest annual financial statements filed with the Securities and Exchange Commission on Form 10-K. The balance sheet as of December 31, 2016 has been derived from the audited financial statements included in that filing.

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

Escrow Fund

Pursuant to the Series A Preferred Stock Securities Purchase Agreement ("SPA") (see Note 7), the Company was required to hold an initial amount of $215,000 in cash in escrow. The cash is restricted to be used for certain expenses as defined in the SPA. In addition, for the 24 months following the closing of the SPA, the Company is required to deposit 15% of the gross proceeds of any offering of securities with the Company or any cash exercise of any common stock equivalents, including cash proceeds from the exercise of any warrants issued to investors involved with the SPA.

On March 3, 2017, the Company received financing via notes payable (see Note 4). Per the terms of those notes, the Company was required to put $100,000 of the proceeds into the escrow account. As of June 30, 2017, $306,691 has been disbursed from the escrow account, leaving a remaining balance of $8,309.

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

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2017.

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

Net Income/(Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of June 30, 2017 and 2016, there were total shares of 23,215,628 and 0, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

The fair value of the warrants at June 30, 2017 and December 31, 2016 was $377,014 and $4,392,075, respectively. The difference has been recorded as a change in change in fair value of derivative.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these factors include the issuances of debt in exchange for cash such as that which is described in Note 9, Subsequent Events.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining additional financing. If this is not achieved, the Company will be unable to obtain sufficient cash flow to fund its operations and obligations, and as a result there is substantial doubt the Company will be able to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

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

4. Convertible Notes Payable

On March 6, 2017, the Company closed on a private placement offering (the "Offering") with institutional investors and one director (the "Investors") pursuant to which the Company issued and sold the Investors Senior Convertible Notes (the “Notes”) in the aggregate principal amount of $750,000, with an original issue discount of 5%, for gross proceeds to the Company of $712,500 prior to payment of $20,000 in reimbursement of legal fees of the lead Investor. The Notes mature on September 3, 2017 (the “Maturity Date”) and bear interest at 8% per annum. On the Maturity Date, the Company must repay an amount equal to 120% of outstanding principal and accrued interest. On the Maturity Date (and subsequently, if the Holders elect to extend the Maturity Date), the Investors may elect to convert the Notes into common stock of the Company at $0.30 per share, subject to adjustment (the “Conversion Price”). In addition, the Notes were redeemable by the Company up to 90 days following issuance at an amount equal to 110% of outstanding principal and accrued interest, and thereafter at an amount equal to 120% of outstanding principal and accrued interest, subject in either case to an increase under certain circumstances. As additional consideration, the Company issued the Investors a total of 2,500,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the Maturity Date at $0.35 per share.

The original issue discount interest expense will be amortized over the life of the Notes.

June 30, 2017
Convertible notes payable, net of $11,305 discount	$638,695
Convertible note payable – related party, net of $1,739 discount	98,261

5. Related Party Transactions

As discussed in Note 4, on March 6, 2017, the Company closed on an Offering that included a Company director as an investor. This investor’s note is for $100,000.

On June 2, 2017, the Company entered into an agreement with an entity managed by a former director of the Company to provide services to the entity. A retainer deposit of $57,400 was received.

6. Commitments and Contingencies

Employment Agreements

Effective September 13, 2016, the Company entered into an employment agreement with its then Chief Executive Officer ("CEO"). The agreement was for a two year period at the rate of $150,000 per annum. The agreement could automatically be extended for additional terms of one year each unless terminated by either party.  In addition to other customary benefits, the CEO was granted 500,000 restricted stock units ("RSUs") which were scheduled to vest over a two year period.  Effective January 31, 2017, the Company entered into an agreement with its former Chief Executive Officer following his resignation, which terminated the employment agreement and pursuant to which he also agreed to provide certain consulting services to the Company for a period of six months, for a monthly fee of $12,500. In addition, under the agreement, 333,333 unvested restricted stock units previously granted were immediately vested.

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

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  A concession of the first five months’ rent was provided.  After that time, the monthly rent will be $8,121 for months 6 through 17, and $8,375 for months 18 through 27.  Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $27,917 as of June 30, 2017. The Company has paid a security deposit of $41,876.

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

On November 7, 2016, the Company entered into an agreement with a firm to provide general advisory and business development advisory services for a fee of $75,000. The Company remitted $75,000, but the contract was ultimately cancelled and the services were postponed. The amount was recorded as a deposit on contract. Later, on March 27, 2017, the Company entered into an agreement with the same firm to provide these services on an expanded scale for a fee of $150,000. Per the agreement, the firm applied our previously remitted funds and we paid the remaining $75,000 balance. In addition to the cash compensation, the firm was also compensated via a one-time equity retainer of 25,000 shares of common stock.

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

7. Shareholders’ Deficit and Series A Preferred Stock

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at June 30, 2017 and December 31, 2016 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,269,804 as of June 30, 2017.

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

Series C

In 2014, the Board of Directors approved the issuance of Series C Preferred Stock ("Series C"). 900 Shares of Series C Preferred Stock were issued in exchange for 900 Shares of previously issued Series A Preferred Stock ("Prior Series A"). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  Holders cannot convert their Series C to the extent that after such conversion, they and their affiliates would beneficially own in excess of 9.99% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, certain holders subsequently agreed to reduce their beneficial ownership limitation to 2.49%. In 2015, 10 Series C shares were converted into 100,000 shares of our common stock. In 2016, holders of 275.46 shares of Series C converted them into 2,754,600 shares of our common stock. During the six months ended June 30, 2017, holders of 113 shares of Series C converted them into 1,130,000 shares of our common stock. At June 30, 2017, there are 501.54 shares of Series C outstanding.

Series A-1

Effective August 24, 2016, the Board of Directors approved the issuance of Series A-1 Preferred Stock ("Series A-1"). The Company entered into agreements with certain note holders under which the note holders agreed to convert an aggregate of $229,170 in principal and accrued interest into a total of 20,371 shares of Series A-1 Preferred Stock. Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. The Series A-1 ranks senior to the common stock and junior to the Series C. Holders of Series A-1 are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. Holders cannot convert their Series A-1 to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. During the six months ended June 30, 2017, holders of 5447.39 shares of Series A-1 converted them into 544,739 shares of common stock. At June 30, 2017, there are 14,923 shares of Series A-1 outstanding.

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

Each share of New Series A shall be convertible, at the option of the holder, into 50 shares of common stock, subject to certain adjustments. The New Series A ranks senior to all other classes and series of the Company's capital stock. Holders of New Series A are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. At June 30, 2017, there are 133,334 shares of New Series A outstanding.

New Series A contains certain provisions that are outside the Company's control and which the Company believes cause the New Series A to be classified as mezzanine equity.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2017 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2016	5,386,207

Issued per Offering (1)	2,500,003	$.35	3/3/2017	9/3/2022

Balance of warrants at June 30, 2017	7,886,210

(1) On March 3, 2017, per the terms of the Offering (see Note 4), the Company issued warrants at $.35 to purchase 2,500,003 shares of common stock. The warrants may not be exercised for six months after their effective date of March 3, 2017. The warrants have an expiration date of five years after the initial six months have passed. As of June 30, 2017, the Company has recorded $130,750 as a derivative liability for these warrants.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long range success. A total of 3,300,000 shares of our common stock have been reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted awards, or restricted stock units ("RSUs"). Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. As of June 30, 2017, 1,145,000 shares of common stock are available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit Agreement with its then CEO which granted the CEO 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and is being charged to operations over the vesting period. Effective January 31, 2017, this employment agreement was terminated and the RSUs became fully vested. The Company recorded $128,693 to expense in connection with the acceleration of the vesting of the remaining amount of this grant during the six months ended June 30, 2017.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its Chief Executive Officer and Chief Financial Officer per the 2016 Equity Incentive Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $338,334 in expense related to this grant in the six months ended June 30, 2017.

8. Fair Value Measurements

Our financial instruments consist of cash, accounts payable, accrued liabilities, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of the warrants approximates their carrying values using Level 3 inputs. Gains and losses recognized on changes in fair value of the warrants are reported in other income (expense). Our warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at June 30, 2017 are as follows: dividend yield – 0%; risk-free interest rate - 1.89%; expected life – 4.25 years; volatility 173.552%. The assumptions used for the March 2017 warrants at June 30, 2017 are as follows: dividend yield – 0%; risk-free interest rate - 1.89%; expected life – 5.25 years; volatility 182.574%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at June 30, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$377,014	$377,014

9. Subsequent Events

On July 5, 2017, the Company laid off all non-officer personnel due to lack of available funds.  Within a week, the Company was able to bring back four full-time staff members as well as two part-time workers as contractors.  Due to the significant reduction in personnel, our ability to continue with product development has been slowed.

During the months of July and August 2017, the Company received two advances totaling $80,000 from a related party. These are not evidenced by a promissory note at this time. Until otherwise determined, this is considered a short-term demand obligation.

On August 21, 2017, the Company closed on an offering of convertible notes and warrants on terms substantially identical to the March 6, 2017 financing (see Note 4). The purchasers are the same investors as in the March financing except for one person who is a former director that did not participate in this financing. The Company will receive $60,000 in net proceeds from the issuance of $63,158 of convertible notes.

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

Results of Operations

Total revenue for the three months ended June 30, 2017 and 2016 was $488 and $0, respectively. The revenue in 2017 was related to our limited software release effective June 15, 2017.

Operating expenses in the quarter ended June 30, 2017 amounted to $824,110 as compared to $166,628 for the quarter ended June 30, 2016. The increase in operating expenses is due to a significant operational ramping up post-merger.

The net income for the three months ended June 30, 2017 was $458,860 as compared to a net loss of $170,829 for the quarter ended June 30, 2016. This difference is primarily due to the post-merger operational scale-up which was offset by a $1,391,883 change in the fair value of the warrants issued to investors. Investors should understand that these warrants either create a non-cash gain or loss which is inverse to the price of the Company’s common stock. Because the price was lower on June 30, 2017 than on March 31, 2017, the resulting difference is non-cash income.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects $10,163 in cash. Management is continuing to pursue financing from various sources, including private placements from investors and institutions. We cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate enough liquidity to satisfy our estimated needs for the next twelve months. At this time, our Company does not have a commitment from any broker/dealer to provide additional financing, and does not have sufficient working capital to support operations for the next twelve months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable. If we can not obtain financing, we will cease operations.

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

On July 5, 2017, the Company laid off all non-officer personnel due to lack of available funds.  Within a week, the Company was able to bring back four full-time staff members as well as two part-time workers as contractors.  Due to the significant reduction in personnel, our ability to continue with product development has been slowed.

During the months of July and August 2017, the Company received two advances totaling $80,000 from a related party. These are not evidenced by a promissory note at this time. Until otherwise determined, this is considered a short-term demand obligation.

On August 21, 2017, the Company closed on an offering of convertible notes and warrants on terms substantially identical to the March 6, 2017 financing. The purchasers are the same investors as in the March financing except for one person who is a former director that did not participate in this financing. The Company will receive $60,000 in net proceeds from the issuance of $63,158 of convertible notes.

The Company must pay $936,000 to retire its convertible notes due September 3, 2017. The Company also borrowed $80,000 from a related party in July and August; the lender was not issued any promissory note but the Company is treating it as a demand obligation. The Company has no finite plans concerning future financing, although it has had preliminary discussions with one investor about a restructuring which would provide some working capital. No terms have been discussed and any financing will be very dilutive to existing shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

ITEM 2. RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

In June 2017, we issued 1,000,000 shares of common stock to one holder upon conversion of 100 shares of our Series C Convertible Preferred Stock. The securities were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933 (the “Securities Act”).

Effective August 21, 2017, the Company issued $63,158 in 5% original discount convertible notes convertible at $0.30 per share and issued the investors five-year Warrants to purchase up to 210,526 shares of common stock exercisable at $0.35 per share. The Company has a reasonable belief that the investors are accredited investors who agreed to purchase the securities for investment. The securities were exempt from registration under the Securities Act under Section 4(a)(2) and Rule 506(b) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
4.1	Certificate of Designation for Series A-1 Convertible Preferred Stock	8-K	8/30/16	4.1
4.2	Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock	8-K	9/13/16	4.1
4.3	Form of Merger Warrant dated September 7, 2016	8-K	9/13/16	4.2
4.4	Form of Investor Warrant dated September 7, 2016	8-K	9/13/16	4.3
4.5	Certificate of Correction to Certificate of Designation of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 22, 2014	10-K	3/31/15	4.5
4.6	Certificate of Amendment to Certificate of Designation of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on September 19, 2014	10-K	3/31/15	4.6
4.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 20, 2014	8-K	5/28/14	4.1
10.1	Form of Non-Qualified Stock Option under the 2016 Equity Incentive Plan				Filed
10.2	Jonathan Read Severance Agreement dated January 31, 2017	10-K	4/7/17	10.14
10.3	Form of Securities Purchase Agreement dated March 3, 2017	8-K	3/7/17	10.1
10.4	Form of Senior Convertible Note dated March 3, 2017	8-K	3/7/17	10.2
10.5	Form of Warrant dated March 3, 2017	8-K	3/7/17	10.3
10.6	Form of Convertible Promissory note dated July 15, 2016	8-K	7/27/16	10.1
10.7	Form of Exchange Agreement dated August 24, 2016	8-K	8/30/16	10.1
10.8	Form of Convertible Promissory Note dated August 30, 2016	8-K	9/6/16	10.1
10.9	2016 Equity Incentive Plan	8-K	9/13/16	10.1
10.10	Employment Agreement – John Wise	8-K	9/13/16	10.2
10.11	Employment Agreement – Jeffrey Rassas	8-K	9/13/16	10.3
10.12	Employment Agreement – Jonathan Read	8-K	9/13/16	10.4
10.13	Restricted Stock Unit Agreement – Jonathan Read	8-K	9/13/16	10.5
10.14	Securities Purchase Agreement dated September 7, 2016	8-K	9/13/16	10.6
10.15	Registration Rights Agreement dated September 7, 2016	8-K	9/13/16	10.7
10.16	Form of Agreement and Mutual Release dated as of July 21, 2016	10-Q	11/8/16	10.11
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer 302				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21st day of August, 2017.

TimefireVR Inc.

Signature	Title

/s/ Jeffrey Rassas	Chief Executive Officer and Director
Jeffrey Rassas

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

