Form 10-Q
period 2017-09-30
TimefireVR Inc.
filed 2017-11-15
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes	☐	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑

As of November 14, 2017, there were 47,269,804 shares of the registrant’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,021	$225,379
Escrow fund	—	79,855
Accounts receivable	86	—
Deposit on contract	—	75,000
Prepaid expenses and other current assets	157,500	119,545
Total current assets	159,607	499,779

Other Assets:
Property and equipment, net	29,279	38,735
Deposit	41,876	44,876
Total Assets	$230,762	$583,390

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$296,931	$34,450
Demand obligation payable - related party	90,000	—
Convertible notes payable	713,158	—
Convertible note payable - related party	100,000	—
Accrued interest	211,965	—
Short-term advance - related party	57,400	—
Total current liabilities	1,469,454	34,450

Long Term Liabilities:
Derivative liabilities	262,823	4,392,075
Total long term liabilities	262,823	4,392,075

Total liabilities	1,732,277	4,426,525

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 133,334 shares issued and outstanding at September 30, 2017 and December 31, 2016. Stated at redemption value.	1,500,004	1,500,004

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 14,923 and 20,371 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	149	204
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Preferred Series C stock, par value $.01 per share, 502 and 615 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	5	6
Common stock, par value $.001 per share, 500,000,000 shares authorized; 47,269,804 and 44,520,065 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	47,270	44,520
Additional paid-in capital	(738,877)	(1,518,484)
Accumulated deficit	(2,310,066)	(3,869,385)
Total shareholders' equity/(deficit)	(3,001,519)	(5,343,139)

Total Liabilities and Shareholders' Equity/(Deficit)	$230,762	$583,390

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$340	$—	$828	$203,640
Cost of sales	102	—	248	—
Gross profit	238	—	580	203,640

Operating expenses:
Research and development	110,125	205,503	903,017	544,235
Occupancy	20,507	10,114	63,849	27,595
Depreciation and amortization	3,152	3,152	9,455	9,147
Officer compensation	108,864	105,875	571,779	105,875
Professional fees	89,457	259,381	733,823	264,209
Other operating expenses	1,783	8,513	35,624	15,281
Total operating expenses	333,888	592,538	2,317,547	966,342

Loss from operations	(333,650)	(592,538)	(2,316,967)	(762,702)

Other income (expense):
Change in fair value of derivative	114,191	—	4,129,252	—
Interest income	—	—	2	—
Interest expense	(108,774)	(4,286)	(252,968)	(10,399)
Total other income (expense)	5,417	(4,286)	3,876,286	(10,399)

Income/(loss) before income taxes	(328,233)	(596,824)	1,559,319	(773,101)

Income tax expense	—	—	—	—

Net income/(loss)	(328,233)	(596,824)	1,559,319	(773,101)

Accretion on Series A preferred stock	—	(397,591)	—	(397,591)

Net loss attributed to common shareholders	$(328,233)	$(994,415)	$1,559,319	$(1,170,692)

Basic net income/(loss) per common share	$(0.01)	$(0.02)	$0.03	$(0.03)
Diluted net income/(loss) per common share	$(0.01)	$(0.02)	$0.02	$(0.03)

Basic weighted average common shares outstanding	47,269,804	41,569,112	46,135,441	41,456,782

Diluted weighted average common shares outstanding	47,269,804	41,569,112	69,561,595	41,456,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016

Operating Activities:
Net income/(loss)	$1,559,319	$(773,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,455	9,147
Common stock issued for services	242,500	—
Options issued for services	411,109	—
Change in derivative liability	(4,129,252)	—
Restricted stock units issued for services	128,693	78,472
Interest expense from amortization of debt discount	40,658	—
Deferred rent	3,553	—
Changes in operating assets and liabilities:
Accounts receivable	(86)	—
Prepaid expenses and other current assets	(37,955)	(7,971)
Deferred contracted software development costs - related party	—	55,938
Escrow fund	79,855	(214,750)
Deposits	78,000	(44,876)
Accrued interest	211,965	8,040
Accounts payable and accrued expenses	258,928	2,112
Unearned revenue - related party	—	(156,000)
Net Cash Used in Operating Activities	(995,858)	(1,042,989)

Investing Activities:
Purchases of property and equipment	—	(8,737)
Cash acquired in merger	—	420
Net Cash Used in Investing Activities	—	(8,317)

Financing Activities:
Capital contributions	—	325,000
Proceeds from sale of Series A Preferred stock	—	1,500,004
Proceeds from notes payable	—	25,000
Payments on notes payable	—	(27,500)
Demand obligation payable - related party	90,000	—
Short-term advance - related party	57,400	—
Net proceeds from convertible notes payable	677,500	—
Net proceeds from convertible notes payable - related party	95,000	—
Net Cash Provided by Financing Activities	772,500	1,822,504

Net Increase in Cash	(223,358)	771,198

Cash - Beginning of Period	225,379	3,165

Cash - End of Period	$2,021	$774,363

Supplemental disclosure of non-cash investing and financing activities:
Conversion of Series C Preferred stock to common stock	$1,130	$1,000
Conversion of Series A-1 Preferred stock to common stock	$545	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$346	$1,268
Income taxes paid in cash	$—	$—

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

Unaudited Interim Financial Statements

The interim condensed consolidated financial statements of the Company as of September 30, 2017 and 2016, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying condensed consolidated financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2017 and the results of its operations and its cash flows for the periods ended September 30, 2017 and 2016. These results are not necessarily indicative of the results expected for the year ended December 31, 2017. The financial statements should be read in conjunction with the latest annual financial statements filed with the Securities and Exchange Commission on Form 10-K. The balance sheet as of December 31, 2016 has been derived from the audited financial statements included in that filing.

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

Escrow Fund

Pursuant to the Series A Preferred Stock Securities Purchase Agreement ("SPA") (see Note 7), the Company was required to hold an initial amount of $215,000 in cash in escrow. The cash is restricted to be used for certain expenses as defined in the SPA. On March 3, 2017, the Company received financing via notes payable (see Note 4). Per the terms of those notes, the Company was required to put $100,000 of the proceeds into the escrow account. As of September 30, 2017, $315,000 has been disbursed from the escrow account, leaving a remaining balance of $0.

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

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2017.

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

Net Income/(Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of September 30, 2017 and 2016, there were total shares of 23,426,154 and 22,119,943, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liability

The Company issued common stock warrants in September 2016 in conjunction with the Merger Agreement and the Securities Purchase Agreement.  Additional warrants were issued in March and August 2017 as part of private placement offerings (see Note 4). In accordance with Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders and the Company has concluded that the remaining warrants are not indexed to the Company’s common stock.  Corresponding changes in the fair value of the warrants are recognized in earnings on the Company’s Consolidated Statements of Operations in each subsequent period.

The fair value of the warrants at September 30, 2017 and December 31, 2016 was $262,823 and $4,392,075, respectively. The difference has been recorded as a change in change in fair value of derivative.

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

On March 6, 2017, the Company closed on a private placement offering with institutional investors and one director (the "Investors") pursuant to which the Company issued and sold the Investors Senior Convertible Notes (the “Notes”) in the aggregate principal amount of $750,000, with an original issue discount of 5%, for gross proceeds to the Company of $712,500 prior to payment of $20,000 in reimbursement of legal fees of the lead Investor. The Notes matured on September 3, 2017 (the “Maturity Date”) and bear interest at 8% per annum, with a default interest rate of 18% from the default date. On the Maturity Date, the Company was obligated to repay an amount equal to 120% of outstanding principal and accrued interest. This additional 20% amounted to $171,000 as of September 30, 2017, and it is included in accrued interest on the balance sheet. On the Maturity Date (and subsequently, if the Holders elect to extend the Maturity Date), the Investors may elect to convert the Notes into the common stock of the Company at $0.30 per share, subject to adjustment (the “Conversion Price”). As additional consideration, the Company issued the Investors a total of 2,500,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the Maturity Date at $0.35 per share. The Company failed to pay the Notes on the Maturity Date, which date the investors did not elect to extend.

On August 18, 2017, the Company closed on an offering of convertible notes and warrants on terms substantially identical to the March 6, 2017 financing. The purchasers are the same investors as in the March financing except for one person who is a former director that did not participate in this financing. The Company received $60,000 in net proceeds from the issuance of $63,158 of convertible notes. Additionally, the Company issued the investors a total of 210,526 five-year warrants at $.35 per share. The Company failed to pay these convertible notes when due on September 3, 2017.

The original issue discount interest expense of $40,658 was amortized over the life of the Notes, and was fully amortized as of September 30, 2017.

The Company was unable to pay approximately $1,012,000 to retire its convertible notes due September 3, 2017. The Company has no finite plans concerning future financing, although it has had preliminary discussions with investors about a restructuring which would provide some working capital. No specific terms have been discussed and any financing will be very dilutive to existing shareholders.

5.	Related Party Transactions

As discussed in Note 4, on March 6, 2017, the Company closed on a private placement offering that included as an investor a Company director (who subsequently resigned). This investor’s note is for $100,000.

On June 2, 2017, the Company entered into an agreement with an entity managed by a former director of the Company to provide services to the entity. A retainer deposit of $57,400 was received, and services were to be initiated within sixty days. As of September 30, 2017, the Company has not yet performed the services outlined in this agreement, and per its terms, will need to return the deposit. This amount is included in short term advance–related party on the balance sheet.

During the quarter ended September 30, 2017, the Company received advances totaling $90,000 from a related party, an original Timefire, LLC investor. These are not evidenced by a promissory note at this time. Until otherwise determined, this is considered a short-term demand obligation. The Company has no finite plans concerning the repayment of this obligation, however, it has had preliminary discussions with investors about a restructuring that would address the satisfaction of this obligation.

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

Effective September 13, 2016, the Company entered into an employment agreement with its new President. The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party. The Company is currently in default on this agreement, and the payroll for this officer has been accruing since July 8, 2017.

Effective September 13, 2016, the Company entered into an employment agreement with its new Chief Strategy Officer, who has since been named our Chief Executive Officer. The agreement is for a two year period at the rate of $150,000 per annum. The agreement will be automatically extended for additional terms of one year each unless terminated by either party. The Company is currently in default on this agreement, and the payroll for this officer has been accruing since May 16, 2017.

For more information on these employment agreements, see Subsequent Events Note 9.

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  A concession of the first five months’ rent was provided.  After that time, the monthly rent will be $8,121 for months 6 through 17, and $8,375 for months 18 through 27.  Total rent to be paid over the course of the lease is being expensed ratably over the period of the entire lease, creating a deferred rent liability of $23,687 as of September 30, 2017. The Company has paid a security deposit of $41,876.

Other Agreements

On November 11, 2016, the Company entered into a six-month agreement with a firm to act as its corporate communications counsel. The monthly fee for these services was $6,500. Additionally, the Company issued 125,000 shares of common stock per this agreement for a total expense of $162,500.

On January 20, 2017, the Company entered into an agreement with a firm to provide their artificial intelligence conversational voice platform for integration into the Company’s product. Per the agreement, the Company issued 50,000 shares of common stock and will make scheduled monthly payments towards a $127,500 integration fee. Additionally, the Company will pay a royalty of 25% of all revenues attributable to their enhancements of the platform.

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

On April 4, 2017, the Company entered into an agreement with a firm to provide management and general business consulting services. The term of the agreement is 24 months, and the firm will be compensated via the issuance of 1,000,000 shares of common stock. The shares will be expensed ratably over the term of the agreement.

7.	Shareholders’ Deficit and Series A Preferred Stock

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at September 30, 2017 and December 31, 2016 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,269,804 as of September 30, 2017.

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

Series C

In 2014, the Board of Directors approved the issuance of Series C Preferred Stock ("Series C"). 900 Shares of Series C Preferred Stock were issued in exchange for 900 Shares of previously issued Series A Preferred Stock ("Prior Series A"). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  Holders cannot convert their Series C to the extent that after such conversion, they and their affiliates would beneficially own in excess of 9.99% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, certain holders subsequently agreed to reduce their beneficial ownership limitation to 2.49%. In 2015, 10 Series C shares were converted into 100,000 shares of our common stock. In 2016, holders of 275.46 shares of Series C converted them into 2,754,600 shares of our common stock. During the nine months ended September 30, 2017, holders of 113 shares of Series C converted them into 1,130,000 shares of our common stock. At September 30, 2017, there are 501.54 shares of Series C outstanding.

Series A-1

Effective August 24, 2016, the Board of Directors approved the issuance of Series A-1 Preferred Stock ("Series A-1"). The Company entered into agreements with certain note holders under which the note holders agreed to convert an aggregate of $229,170 in principal and accrued interest into a total of 20,371 shares of Series A-1 Preferred Stock. Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. The Series A-1 ranks senior to the common stock and junior to the Series C. Holders of Series A-1 are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. Holders cannot convert their Series A-1 to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. During the nine months ended September 30, 2017, holders of 5447.39 shares of Series A-1 converted them into 544,739 shares of common stock. At September 30, 2017, there are 14,923 shares of Series A-1 outstanding.

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

Each share of New Series A shall be convertible, at the option of the holder, into 50 shares of common stock, subject to certain adjustments. The New Series A ranks senior to all other classes and series of the Company's capital stock. Holders of New Series A are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. At September 30, 2017, there are 133,334 shares of New Series A outstanding.

New Series A contains certain provisions that are outside the Company's control and which the Company believes cause the New Series A to be classified as mezzanine equity.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of September 30, 2017 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date

Balance of warrants at December 31, 2016	5,386,207

Issued per offering (1)	2,500,003	$.35	3/3/2017	9/3/2022

Issued per offering (2)	210,526	$.35	8/21/17	2/21/2023

Balance of warrants at September 30, 2017	8,096,736

(1) On March 3, 2017, per the terms of an offering (see Note 4), the Company issued warrants at $.35 to purchase 2,500,003 shares of common stock. The warrants may not be exercised for six months after their effective date of March 3, 2017. The warrants have an expiration date of five years after the initial six months have passed. As of September 30, 2017, the Company has recorded $89,250 as a derivative liability for these warrants.

(2) On August 21, 2017, per the terms of an offering (see Note 4), the Company issued warrants at $.35 to purchase 210,526 shares of common stock. The warrants may not be exercised for six months after their effective date of August 21, 2017. The warrants have an expiration date of five years after the initial six months have passed. As of September 30, 2017, the Company has recorded $7,516 as a derivative liability for these warrants.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long range success. A total of 3,300,000 shares of our common stock have been reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted awards, or restricted stock units ("RSUs"). Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. As of September 30, 2017, 1,145,000 shares of common stock are available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit Agreement with its CEO which granted the CEO 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and is being charged to operations over the vesting period. Effective January 31, 2017, this employment agreement was terminated and the RSUs became fully vested. The Company recorded $128,693 in expense in connection with the acceleration of the vesting of the remaining amount of this grant during the nine months ended September 30, 2017.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its Chief Executive Officer and Chief Financial Officer per the 2016 Equity Incentive Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $411,109 in expense related to this grant in the nine months ended September 30, 2017.

8.	Fair Value Measurements

Our financial instruments consist of cash, accounts payable, accrued liabilities, and warrant liability. We do not believe that we are exposed to significant interest, currency, or credit risks arising from these financial instruments. The fair values of the warrants approximates their carrying values using Level 3 inputs. Gains and losses recognized on changes in fair value of the warrants are reported in other income (expense). Our warrant valuation was measured at fair value by applying the Black-Scholes option valuation model, which utilizes Level 3 inputs. The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at September 30, 2017 are as follows: dividend yield – 0%; risk-free interest rate - 1.92%; expected life – 4.0 years; volatility 178.656%. The assumptions used for the March and August 2017 warrants at September 30, 2017 are as follows: dividend yield – 0%; risk-free interest rate - 1.92%; expected life – 5.0 years; volatility 183.555%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at September 30, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$262,823	$262,823

9.	Subsequent Events

In October 2017, the Company received an advance in the amount of $10,000 from a related party. This amount is not evidenced by a promissory note at this time. See Note 5.

On October 27, 2017, the Company entered into senior secured convertible notes with institutional investors in the aggregate principal amount of $70,000. The Notes mature on November 27, 2017 (the “Maturity Date”) and bear interest at 8% per annum. On the Maturity Date, the Company must repay an amount equal to 120% of outstanding principal and accrued interest.

In October 2017, the Company’s Chief Executive Officer and President each resigned as officers and directors. The resignations terminated the Company’s obligations under the executives’ employment agreements, except for past due compensation.

On October 20, 2017, Mr. Jonathan Read, who had served as Chief Executive Officer until January 2017, was appointed Chief Executive Officer.

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

OVERVIEW

The Company is a Nevada corporation. Effective September 13, 2016, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) through which the Company acquired Timefire, LLC (the “LLC”), a Phoenix-based virtual reality content developer that is an Arizona Limited Liability Company. The LLC has not generated material revenue to date and has incurred material losses. As of the date of this Report, the Company is exploring engaging in the virtual currency business. Its Chief Executive Officer is currently an independent director of a virtual currency company that was an early pioneer of Bitcoin.

The Company has no operating capital and we cannot pay our liabilities. Our former Chief Executive Officer and President both resigned after September 30, 2017 and we believe they want to continue the virtual reality business. We very recently received a non-binding term sheet from a group that includes these former executive officers to buy the assets of the LLC that will pay us limited cash and a twelve month note as well as assume $100,000 of past due convertible notes and $100,000 in short-term demand obligations and approximately $255,000 of other obligations, including approximately $82,000 which the Company owes the landlord in past due and future rent obligations. We are negotiating this term sheet with the intent of securing more operating capital. We cannot be certain we can consummate an oral understanding or sell these assets. At the same time, we owe $713,158 plus interest on other past due convertible notes as of the date of this Report (and an additional $70,000 plus interest will be due on November 27, 2017) and are uncertain whether we can reach an accommodation with these secured creditors and obtain future operating capital. Further, our ability to enter the highly competitive virtual currency business is uncertain as well.

Results of Operations

Total revenue for the three months ended September 30, 2017 and 2016 was $340 and $0, respectively. The revenue in 2017 was related to our limited software release effective June 15, 2017. Revenue for the nine months ended September 30, 2017 and 2016 was $828 and $203,640, respectively. The 2016 revenue was primarily due to a one-time development project for a related party.

Operating expenses in the quarter ended September 30, 2017 amounted to $333,888 as compared to $592,538 for the quarter ended September 30, 2016. The decrease in operating expenses is due to a significant reduction in labor costs after the Company laid off most personnel. Operating expenses for the nine months ended September 30, 2017 and 2016 were $2,317,547 and $966,342, respectively. The increase is primarily due to the ramping up of operations after the September 2016 merger.

The net loss for the three months ended September 30, 2017 was $328,233 as compared to a net loss of $994,415 for the quarter ended September 30, 2016. This difference is primarily due to the recent personnel layoff. The net income for the nine months ended September 30, 2017 was $1,559,319 as compared to a loss of $1,170,692 for the nine months ended September 30, 2016. This difference is primarily due to the post-merger operational scale-up which was offset by a $4,129,252 change in the fair value of the warrants issued to investors. Investors should understand that these warrants either create a non-cash gain or loss which is inverse to the price of the Company’s common stock. Because the price was lower on September 30, 2017 than on December 31, 2016, the resulting difference is non-cash income.

Liquidity and Capital Resources

On July 5, 2017, the Company laid off all non-officer personnel due to lack of available funds.  Within a week, the Company was able to bring back four full-time staff members as well as two part-time workers as contractors.  Due to the significant reduction in personnel, our ability to continue with product development has been slowed.

During the period of July through October 2017, the Company received advances totaling $100,000 from a related party who submitted the non-binding term sheet to purchase the LLC’s assets. The advances are not evidenced by a promissory note. Until otherwise determined, this is considered a short-term demand obligation.

Our balance sheet as of September 30, 2017 reflects $2,021 in cash. As of November 9, 2017, the company had $16,835 in cash.

The Company was unable to pay approximately $1,012,000 to retire its convertible notes due September 3, 2017. The Company has no finite plans concerning future financing, although it has had preliminary discussions with investors about a restructuring which would provide some working capital. No specific terms have been discussed and any financing will be very dilutive to existing shareholders.

On October 27, 2017, the Company entered into senior secured convertible notes with two institutional investors in the aggregate principal amount of $70,000. The Notes mature on November 27, 2017 (the “Maturity Date”) and bear interest at 8% per annum. On the Maturity Date, the Company must repay an amount equal to 120% of outstanding principal and accrued interest.

Management is continuing to pursue financing from various sources, including private placements from investors and institutions. We do not have capital to satisfy our estimated needs for the next 12 months. Because of the uncertainty regarding the sale of the LLC assets and the virtual currency business costs as well as the sums we owe our principal lenders, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate enough liquidity. At this time, our Company does not have a commitment from any party to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable. Any financing will be extremely dilutive to our common shareholders. If we cannot obtain financing, we will cease operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Because of our working capital limitations, management is presently unable to spend any efforts in remediating these control deficiencies.

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

ITEM 2. RECENT SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 6, 2017, the Company sold 5% OID Senior Convertible Notes (the “Notes”) in the principal amount of $750,000 to investors. The Notes matured on September 3, 2017 (the “Maturity Date”).

On the Maturity Date, the Company was required to repay an amount equal to 120% of outstanding principal and accrued interest. The Company was unable to repay the Notes and accrued interest on the Maturity Date resulting in a default of approximately $1,012,000 on the Notes.

As of November 14, 2017, the total amount due under the Notes was approximately $1,047,000 including accrued interest.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger ***	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
4.1	Certificate of Designation for Series A-1 Convertible Preferred Stock	8-K	8/30/16	4.1
4.2	Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock ***	8-K	9/13/16	4.1
4.3	Form of Merger Warrant dated September 7, 2016	8-K	9/13/16	4.2
4.4	Form of Investor Warrant dated September 7, 2016	8-K	9/13/16	4.3
4.5	Certificate of Correction to Certificate of Designation of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 22, 2014	10-K	3/31/15	4.5
4.6	Certificate of Amendment to Certificate of Designation of the Series C Convertible Preferred Stock filed with the Nevada Secretary of State on September 19, 2014	10-K	3/31/15	4.6
4.7	Certificate of Designation of Series C Convertible Preferred Stock filed with the Nevada Secretary of State on May 20, 2014	8-K	5/28/14	4.1
10.1	Non-Qualified Stock Option under the 2016 Equity Incentive Plan				Filed
10.2	Jonathan Read Severance Agreement dated January 31, 2017	10-K	4/7/17	10.14
10.3	Form of Securities Purchase Agreement dated March 3, 2017 ***	8-K	3/7/17	10.1
10.4	Form of Senior Convertible Note dated March 3, 2017 ***	8-K	3/7/17	10.2
10.5	Form of Warrant dated March 3, 2017 ***	8-K	3/7/17	10.3
10.6	Form of Convertible Promissory note dated July 15, 2016	8-K	7/27/16	10.1
10.7	Form of Exchange Agreement dated August 24, 2016 ***	8-K	8/30/16	10.1
10.8	Form of Convertible Promissory Note dated August 30, 2016	8-K	9/6/16	10.1
10.9	2016 Equity Incentive Plan	8-K	9/13/16	10.1
10.10	Employment Agreement – John Wise	8-K	9/13/16	10.2
10.11	Employment Agreement – Jeffrey Rassas	8-K	9/13/16	10.3
10.12	Employment Agreement – Jonathan Read	8-K	9/13/16	10.4
10.13	Restricted Stock Unit Agreement – Jonathan Read	8-K	9/13/16	10.5
10.14	Jonathan Read Severance Agreement dated January 31, 2017	10-K	4/7/17	10.14
10.15	Securities Purchase Agreement dated September 7, 2016 ***	8-K	9/13/16	10.6
10.16	Registration Rights Agreement dated September 7, 2016 ***	8-K	9/13/16	10.7
10.17	Form of Agreement and Mutual Release dated as of July 21, 2016 ***	10-Q	11/8/16	10.11
10.18	Form of Note dated October 30, 2017 ***				Filed
10.19	Form of Security Agreement dated October 30, 2017 ***				Filed
10.20	Form of Guaranty Agreement dated October 30, 2017 ***				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2017.

TimefireVR Inc.

Signature	Title

/s/ Jonathan Read	Chief Executive Officer and Director
Jonathan Read

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

