Form 10-K
period 2017-12-31
TimefireVR Inc.
filed 2018-04-09
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 814-00175

TimefireVR Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 E. Camelback Rd. Suite 444
Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

(602) 617-8888

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $936,180.

As of April 3, 2018, there were 155,601,804 shares of the issuer's $0.001 par value common stock issued and outstanding.

PART I

Item 1. Description of Business

General

TimefireVR Inc. (“we”, “us”, “our” the “Company” and “Timefire”) was originally incorporated in the State of Colorado on February 16, 1984 under the name of Oravest Interests, Inc.  On April 10, 2002 we re-domiciled to the State of Nevada under the name Broadleaf Capital Partners, Inc. On July 23, 2014 we changed our name to EnergyTek Corp. since the Company was engaged in the oil and gas business. On November 21, 2016, we changed our name to TimefireVR Inc. We are currently in the process of changing our name to TeraForge Ventures Inc.

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

On January 6, 2015, we entered into a Joint Venture Agreement with Wagley Offshore-Onshore, Inc. to pursue a distressed energy asset acquisition program. The joint venture was formed as Wagley-EnergyTEK J.V. LLC, a Texas limited liability company, to which we issued 2,000,000 restricted shares of our common stock.

Sale of Our Existing Business

Effective September 13, 2016, the Company acquired Timefire, LLC (“TLLC”), a Phoenix-based virtual reality content developer which is an Arizona limited liability company. As consideration for the acquisition, the Company issued the equity holders of TLLC a total of 41,400,000 shares of the Company's common stock and 2,800,000 five-year warrants, which constituted a change of control of the Company (the “Merger”).

In December 2016, the Company transferred ownership of its legacy oil and gas subsidiaries and Legal Capital Corp. to Litigation Capital, Inc. in exchange for Litigation Capital, Inc. assuming approximately $180,000 of the Company’s liabilities.

On January 3, 2018, the Company effected the sale of TLLC to a group which included its former owners including two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in September 2018. Additionally, the buyers of TLLC assumed certain of the Company’s liabilities totaling approximately $558,054. The Company’s business model in the virtual reality business was not successful and the Company was unable to continue to finance its business due to a loss of confidence in the virtual reality business by the Company’s investors and threats of resignation from the Company’s officers, directors and lead technologist and TLLC employees. While shareholder approval was required by Nevada law, the purchasers refused to fund TLLC unless we closed immediately. Certain investors that had financed the Company had agreed to provide further funding if we sold TLLC and received a release from key liabilities including past due promissory notes. Rather than cease operations and have no working capital, we adhered to the TLLC purchasers' demands and closed the sale. Pending finalization of the sale of TLLC over the year-end holidays, these investors lent us approximately $669,000 on December 21, 2017 and cancelled past due notes held by the investors on January 3, 2018 as explained in the following paragraph. Because we needed to eliminate state law liabilities, we opted to get irrevocable proxies which would permit us to seek shareholder ratification. We have filed a preliminary proxy statement which has not yet been finalized. We expect to file an amendment by mid-April 2018.

Effective January 3, 2018, the Company entered into an Exchange Agreement (the “Exchange”) with certain of the Company’s investors pursuant to which the Company issued 303,714 shares of the Company’s new Convertible Series E Preferred Stock in exchange for the cancellation of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series C Convertible Preferred Stock, Senior Convertible Notes issued March 3, 2017, Senior Convertible Notes issued August 21, 2017, and certain of the Company’s outstanding Warrants. This Exchange had the effect of simplifying our capital structure and eliminating past due secured debt while substantially increasing future potential dilution. Effective December 21, 2017, we closed a private placement with our principal investors in which we borrowed $668,750 and issued the investors $703,947 in 5% Original Issue Discount Senior Secured Convertible Notes which Notes were due January 18, 2018, convertible at $0.03 per share and pay 8% per annum interest. The short-term nature was designed to ensure the TLLC sale closed in early January. On March 6, 2018, we borrowed $1 million from these same investors and issued them $1,052,632 new 5% Original Issue Discount Senior Secured Convertible Notes (the "March Notes") which are due on April 15, 2019. The March Notes pay 8% per annum interest and are convertible at $0.03 per share. On the maturity date, we must pay 120% of the principal of the March Notes. The March Notes are secured by a first lien on the Company's assets. For information on the warrants we issued, see Item 8 “Financial Statements” Note 11. Also on March 6, 2018, the investors extended their other Convertible Notes to April 15, 2019.

Summary of Recent Developments

On January 3, 2018, we announced our entry into the cryptocurrency business. As of April 6, 2018, we owned approximately $41,000 worth of Ether. In addition to its current business, the Company intends to enter into the cryptocurrency mining business. In order to enter the cryptocurrency mining business, we entered into an Advisory Agreement with two parties on March 16, 2018. Under the Advisory Agreement, the parties will provide consulting services to us concerning cryptocurrency mining and other opportunities in the cryptocurrency business. The parties to the Advisory Agreement will also provide us with an engineer who will provide half-time services to us in the mining business under which he will provide logistical advice and mining oversight including designing, and building overhead operating proprietary software, and monitoring operations of the mining systems. Under the Advisory Agreement, we agreed to reimburse one party $5,000 per month for the services of the mining engineer. Assuming we have entered into the mining business within 90 days, we agreed to pay a sales royalty as additional consideration. Further, upon finalizing the agreement, we will issue 6,666,666 shares of common stock (with an agreed value of $200,000) which will vest quarterly subject to the Advisory Agreement remaining in effect on each applicable vesting date and an additional 6,666,666 three-year warrants exercisable at $0.05 with the same vesting provisions.

Our Bitcoin Mining Business

In late March we entered into a co-location arrangement with an unaffiliated third party in the mining business. We ordered high speed computer servers and, in early April 2018, after delivery of the servers, will initiate our mining of Bitcoin. The intent of this purchase and location is to allow us to solidify, test and validate our hardware and software operating systems prior to expanding our mining operations. We are currently evaluating locations in Pennsylvania, Oregon, and Wyoming for mining and are considering the costs, management, and security advantages of each potential future location. See the general discussion of mining beginning at page 5 of this Report.

Cryptocurrency Business

We have been negotiating a series of agreements with Cryptogram, LLC (“Cryptogram”) including a License Agreement (the “License”). Cryptogram is a development stage company developing cryptocurrency data analytics, portfolio management, a cryptocurrency trading platform, and an information sharing software program. The software program being developed is designed for traders of cryptocurrency and is being designed to provide real price and volume information similar to how Bloomberg’s software programs are used in the capital markets. Cryptogram has developed prototype software which can be used on a computer and mobile devices by cryptocurrency investors in tracking prices and receiving technical data and other information which we believe can be sold to investors. The initial target is to complete the development of the first stage for sale to individual investors on a monthly fee basis with further development for the professional market when Cryptogram raises additional funds.

Under a term sheet we entered into with Cryptogram, we will pay Cryptogram $500,000 for the License. Additionally, we will issue Cryptogram $250,000 of our new Series A Convertible Preferred Stock in exchange for a 10% interest in Cryptogram and a Warrant to acquire up to an additional 30% of Cryptogram for $10 million. The License to the Cryptogram software will allow us to market the software to individual retail investors. Although we believe that we will finalize our agreements with Cryptogram in April, there are no assurances that we will successfully enter into any agreements with Cryptogram or acquire the License.

The Company intends to acquire Bitcoin, Ether, and invest in other cryptocurrency technologies.

Bitcoins and the Bitcoin Network

A Bitcoin is one type of cryptocurrency that is issued by, and transmitted through, an open source, math-based protocol platform using cryptographic security that is known as the “Bitcoin Network.” The Bitcoin Network is an online, peer-to-peer user network that hosts the public transaction ledger, known as the “Blockchain,” and the source code that comprises the basis for the cryptography and math-based protocols governing the Bitcoin Network. Bitcoins can be used to pay for goods and services or can be converted to fiat currencies, such as the US Dollar. Bitcoins are the initial and leading cryptocurrency and therefore offer the greatest mining opportunity.

Bitcoin transactions and ownership are recorded and reflected on the digital transaction ledger known as the “Blockchain,” which is a digital file stored in a decentralized manner on the computers of each Bitcoin Network user. The Blockchain records the transaction history of all Bitcoins in existence and, through the transparent reporting of transactions, allows the Bitcoin Network to verify the association of each Bitcoin with the digital wallet that owns them. Users keep their Bitcoins in an electronic computer file known as a digital wallet.

The Bitcoin Network is decentralized and does not rely on either governmental authorities or financial institutions to create, transmit or determine the value of Bitcoins. Rather, Bitcoins are created and allocated by the Bitcoin Network protocol through a “mining” process subject to a strict, well-known issuance schedule.

Overview of the Bitcoin Network’s Operations

In order to own, transfer or use Bitcoins, a person generally must have internet access to connect to the Bitcoin Network. Bitcoin transactions between parties occur very rapidly (within several seconds) and may be made directly between end-users without the need for a third-party intermediary, although there are entities that provide third-party intermediary services. To prevent the possibility of double-spending a single Bitcoin, a user must notify the Bitcoin Network of the transaction by broadcasting the transaction data to its network peers. The Bitcoin Network provides confirmation against double-spending by memorializing every transaction in the Blockchain, which is publicly accessible and transparent. This memorialization and verification against double-spending is accomplished through the Bitcoin mining process, which adds “blocks” of data, including recent transaction information, to the Blockchain.

Transaction Verification (Mining)

The process by which Bitcoins are “mined” results in new blocks being added to the Blockchain and new Bitcoins being issued to the miners. Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Bitcoin transactions included in that block’s data. Miners that are successful in adding a block to the Blockchain are automatically awarded a fixed number of Bitcoins for their effort; we also refer to this process of receiving the aforementioned award as transaction verification services. This reward system is the method by which new Bitcoins enter into circulation to the public and is accomplished in the added block through the notation of the new Bitcoin creation and their allocation to the successful miner’s digital wallet. To begin mining, a user can download and run Bitcoin Network mining software, which, like regular Bitcoin Network software programs, turns the user’s computer into a “node” on the Bitcoin Network that validates blocks. Due to the enhanced investor interest in Bitcoin, there has been large increases in, and a scarcity of, computer servers needed for mining. Additionally, since these high-speed servers use vast amounts of electricity, there has been a spike in the prices of electricity in the areas where mining has been prevalent. These areas were selected for their then low prices. The “poster boy or girl” for mining is Bitcoin mining which uses huge amounts of electricity to operate the computer servers. Miners sought out areas where electric power was relatively inexpensive. This has caused electricity prices to spike in these areas. Locations such as East Wenatchee, Washington have witnessed a swell in occupants and business as miners relocate to areas with cheap electricity. The mining industry has witnessed a change from small miners operating from their homes to large mining “farms” operated by companies with substantial capital, computer resources and other capabilities and competitive advantages. As electricity prices have risen as a result of mining, local officials have become alarmed because area residents are forced to pay more for their electricity. Very recently, Plattsburg, NY banned certain aspects of mining.

We have purchased servers and entered into an arrangement with a mining company that will permit us to commence mining operations. We anticipate that we will commence our actual mining by April 10, 2018 from our mining location in Brooklyn, NY

Alternative cryptocurrencies

Bitcoins are not the only type of cryptocurrency founded on math-based algorithms and cryptographic security, although it was considered the most prominent as of March 2018. Over 1,500 other cryptocurrencies, have been developed since the Bitcoin Network’s inception, including Ether, Ripple, Litecoin, Dash, and Monero. The Bitcoin Network, however, possesses the “first-to-market” advantage and thus far has captured the majority of the industry’s market share and is secured by a mining network with significantly more processing power than that of any other cryptocurrency. The Company is examining and will continue to examine these other cryptocurrencies, subject to financing, existing market conditions and regulatory compliance.

In 2017, Bitcoin and other cryptocurrencies experienced substantial price increases particularly in the late fall with extreme volatility beginning in the second half of December as illustrated by the following chart showing the price of Bitcoin from December 1, 2017 through March 30, 2018:

As the price of Bitcoin and other cryptocurrencies rose, the speculative fever brought substantial competition to the business both from established companies, early stage entrants and bad actors. The effect has been to make existing and new businesses much more expensive due to the growing demand and relatively limited supply.

Competition

As we enter this business, we face substantial competition and a myriad of other risks. We have one employee, our Chief Executive Officer, and relatively limited financial and other resources. See the “Risk Factors” that are at the end of Item 9. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the regulatory section under the section of “Risk Factors” entitled “Risk of Future Cryptocurrency Legislation and Regulation.”

Cryptocurrency

Subject to raising additional capital, the Company’s cryptocurrency initiatives will compete with other industry participants that focus on investing in and mining of Bitcoin, Ether, and other cryptocurrencies. Market and financial conditions, and other conditions beyond the Company’s control, may make it more attractive to invest in other entities, or to invest in cryptocurrency directly. Companies have raised substantial capital this year seeking to enter the cryptocurrency business. Our lack of capital is a competitive disadvantage.

Mining

The business of mining of Bitcoin and other cryptocurrency is extremely competitive. Over the last several years as costs have spiked and the price of Bitcoin increased, large sources of capital have entered the mining business. This factor, as well as the prior experience and technical capabilities of our competitors, puts us at a competitive disadvantage.

Cryptocurrency Software Business

If we acquire the License our potential competitors may have greater resources, longer histories, and lower cost operations. Several other companies offer cryptocurrency software which provides users with the ability to buy, sell, and access important cryptocurrency information. They may secure better terms from server suppliers and devote more resources to technology infrastructure. Other companies may also enter into business combinations or alliances that strengthen their competitive positions.

Employees

We currently have one full time employee, our Chief Executive Officer. Our Chief Financial Officer is a part-time contractor.

Regulation

Because we will buy, hold, and sell cryptocurrency, we are subject to numerous federal and state laws around the world regarding cryptocurrency. The scope of these regulations are continuing to evolve, and they may be inconsistent among the locations in which we operate and our users reside. Compliance with these rules may be difficult and costly, and if we fail to comply, we could face liability under these statutes and legal or administrative actions by government entities and private litigants. See “Risk Factors” below, for further discussion of the risks we face.

Facilities

See Item 2. “Description of Property.”

Item 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item. See the Risk Factors we voluntarily disclose at the end of Item 7 of this Report.

Item 2. Description of Property

The Company’s principal office is located at 7150 E. Camelback Rd. Suite 444 Scottsdale AZ 85251 for which the Company pays monthly rent in the amount of $729.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is quoted on the OTCQB under the symbol of TFVR.  The following table sets forth the range of high and low bid prices during each quarter for the years ended December 31, 2017 and December 31, 2016. The over-the-counter market quotations may reflect inter-dealer prices, without retail market-up, markdown or commission and may not represent actual transactions. The market information was obtained from the OTCQB.  Prices have been adjusted for the 1-for-10 reverse stock split effective November 21, 2016.

Year Ended December 31, 2017
	High	Low

Quarter ended March 31, 2017	$0.85	$0.20
Quarter ended June 30, 2017	$0.55	$0.03
Quarter ended September 30, 2017	$0.06	$0.02
Quarter ended December 31, 2017	$0.19	$0.01

Year Ended December 31, 2016
	High	Low

Quarter ended March 31, 2016	$0.60	$0.20
Quarter ended June 30, 2016	$0.50	$0.40
Quarter ended September 30, 2016	$0.80	$0.40
Quarter ended December 31, 2016	$2.50	$0.40

Dividends

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, general business conditions, and state law regulating the payment and distribution of dividends.

Shareholders

As of April 3, 2018, there were 155,601,804 shares of common stock outstanding, held by approximately 557 shareholders of record. In addition, as of April 3, 2018, there were approximately 195,382 shares of Series E Convertible Preferred Stock outstanding.

Transfer Agent

The Transfer Agent for the Company's Common Stock is Equity Stock Transfer, 237 W 37th Street, Suite 601, New York, New York 10018.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 (the “Act”), other than the following:

On January 20, 2017, the Company issued 50,000 shares of the Company’s common stock to a third party for services to be rendered.

On April 27, 2017, the Company issued 1,000,000 shares of the Company’s common stock to a third party for services to be rendered.

On April 27, 2017, the Company issued 25,000 shares of the Company’s common stock to a third party for services to be rendered.

In connection with the conversion of the Company’s Convertible Series E Preferred Stock into shares of the Company’s common stock the Company has issued a total of 108,332,000 shares of common stock on various dates between January 4, 2018 and April 2, 2018.

All the shares issued in connection with the transactions listed above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506(b) thereunder as transactions not involving a public offering. Each of the third parties acquired their shares for investment and not with a view to distribution. We reasonably believed that each third party was an accredited investor as defined by Rule 501 under the Act.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

None

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the other sections contained herein, including the risk factors and the consolidated financial statements and the related exhibits contained herein. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report as well as other matters over which we have no control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth in this Report. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

The Company is a Nevada corporation. In 2017, we completed the development of TLLC’s virtual reality software and failed in our attempt to monetize it. In the fourth quarter of 2017, based upon input from our principal investors who refused to further fund TLLC, we made the decision to terminate TLLC, and our then Chief Executive Officer, who was one of TLLC’s founders, resigned. We negotiated the sale of TLLC to its founders and prior key investors in December 2017 and closed the sale on January 3, 2018. On January 4, 2018, we announced our entry into the cryptocurrency business and we are currently pursuing business ventures in the cryptocurrency business and have initiated the mining of Bitcoins.

Results of Operations

Total revenue for the years ended December 31, 2017 and 2016 was $933 and $203,640, respectively. The revenue in 2016 was due to a one-time project completed for a related party. The revenue in 2017 was due to the limited release of our virtual reality business platform. The Results of Operations refers to our legacy TLLC virtual reality business.

Operating expenses in the year ended December 31, 2017 amounted to $2,688,824 as compared to $1,655,948 for the year ended December 31, 2016. The increase in operating expenses is due to an increase in operations of TLLC for the year ended 2017 compared to the year ended 2016.

Net income for the year ended December 31, 2017 was $1,128,827 compared to a loss of $3,376,775 for the year ended December 31, 2016. This difference is primarily due to the post-merger operational scale-up which was offset by a $4,193,081 non-cash gain in the fair value of the warrants issued to investors. Investors should understand that these warrants either create a non-cash gain or loss which is inverse to the price of the Company’s common stock. Because the price was lower on December 31, 2017 than on December 31, 2016, the resulting difference is non-cash income.

Our operating loss for 2017 increased to $2,688,171 from $1,655,948 for 2016.

Liquidity and Capital Resources

As of April 3, 2018, we had approximately $1.15 million in cash which is sufficient working capital to support operations for the next 12 months. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable.  However, we have $1,826,579 of Convertible Notes due in April 2019 which require payment of 120% of principal and interest.

Going Concern

The Company has incurred losses since inception and requires additional funding for future operating activities. The Company’s activities are not generating a level of revenue sufficient to fund its current operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

You should recognize that we have been unable to generate material revenues from our legacy business. As a result, we made the decision to enter the blockchain and cryptocurrency business, a business which is subject to special risks described below

Risks Relating to Our Financial Condition

If we cannot complete a financing in the near future, we will be required to cease operations.

We had net income of $1,128,827 during the year ended December 31, 2017. However, the Company has a history of incurring losses. The Company has an accumulated deficit of $2,740,558 as of December 31, 2017. As of April 3, 2018, we have approximately $1.15 million in cash available and based on our estimated current liabilities, our working capital is approximately $1.1million. We expect that we can manage our accounts payable and sustain operations until March 2019. To remain operational beyond that time, we must complete a financing. Because small companies like ours generally face more obstacles in obtaining financing, we cannot assure you that we will be successful in raising additional capital if needed. Further, if we complete a financing it may be very dilutive to shareholders.

Our ability to continue as a going concern is in doubt unless we obtain adequate new debt or equity financing and achieve sufficient sales levels.

As noted above, we have incurred significant net losses to date. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations and no expectations of revenue in the near future. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, without improvements in our cash flow from operations or new financing, we may have to continue to restrict our expenditures. Working capital limitations may impinge on our day-to-day operations, which may contribute to continued operating losses.

Because of the recent declines in the price of our common stock, third parties have declined to do business with us.

As of the close of business on April 3, 2018, the price of our common stock was $0.008 as reported on the OTCQB. The holders of our Series E Preferred Stock may convert their Series E Preferred Stock into a large number of shares of our common stock which may cause the price of our common stock to stay below $0.01. Because of the recent large decline in the price of our common stock, we have faced the loss of pending business opportunities and reluctance by third parties to enter into business with us. As a result of our low stock price, we may continue to lose business opportunities in the future. If our stock price does not increase or if we are unable to enter into agreements with third parties, we likely will be unable to pay our debt which is due in April 2019.

Risk of Future Cryptocurrency Legislation and Regulation

Because of sharp run ups in the price of Bitcoin and other cryptocurrencies and the recent declines, as well as a number of fraudulent and other wrongful campaigns affecting cryptocurrency, the Securities and Exchange Commission (the “SEC”) and, other federal regulators and state regulators, and foreign authorities have recently increased their focus on cryptocurrency issuances and trading and it is likely that there will be future legislation and new rules, which may adversely affect the business of the Company.

In public speeches, the Chairman of the SEC has focused substantial attention and concerns related to the issuance and trading of cryptocurrency. The SEC has also filed lawsuits, suspended trading of cryptocurrency companies, taken administrative action to stop an initial coin offering (“ICO”) and is reportedly issuing subpoenas relating to promotion of ICOs. While the Company cannot predict what kind of legislation and regulation may be enacted in the future, it is possible that any such legislation and regulation may adversely affect the Company which could cause our stock price to fall sharply.

If regulatory changes or interpretations require the regulation of cryptocurrency under the Act and the Company under the Investment Company Act of 1940 (the “1940 Act”) by the SEC, we may be required to register and comply with such regulations, which may result in extraordinary, non-recurring expenses to us.

Current and future legislation, the SEC rulemaking and other regulatory developments, including interpretations released by a regulatory authority, may impact the manner in which cryptocurrency is treated for classification and clearing purposes. The SEC’s July 25, 2017 Report of Investigation Pursuant to Section 21(a) of the Securities Exchange Act of 1934: The DAO (the “Report”) expressed its view that cryptocurrencies may be securities depending on the facts and circumstances. We are not aware of any rules that have been proposed to regulate cryptocurrency as securities. We cannot be certain as to how future regulatory developments will impact the treatment of cryptocurrency under the law. Such additional registrations may result in extraordinary, non-recurring expenses, thereby materially and adversely impacting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain of our operations. Any such action may adversely affect an investment in us.

To the extent that cryptocurrencies including Ether and any other cryptocurrencies we may own are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the 1940 Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. Further, we have acquired a minority interest in a cryptocurrency business which interest is a security. Because the 40% test under the 1940 Act includes this minority interest and the Ether we own, we are limited in our future activities with respect to acquisitions of minority interests in businesses and our ownership of cryptocurrencies. In addition, as our percentage ownership of securities increases, the volatility of Ether or other cryptocurrencies we own may cause us to inadvertently cross this 40% threshold. While we would have one-year to cure a violation, this can only occur once in a three-year period.

Additionally, one or more states may conclude that Ether, Bitcoin and the other cryptocurrencies we may own are a security under state securities laws which would require registration under state laws including merit review laws which would adversely impact us since we would likely not comply. Some states including California define the term “investment contract” more strictly than the SEC. Such additional registrations may result in extraordinary, non-recurring expenses of our Company, thereby materially and adversely impacting an investment in our Company. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease all or certain parts of our operations. Any such action would likely adversely affect an investment in us and investors may suffer a complete loss of their investment.

If regulatory changes or actions occur, it may restrict the use of virtual currency in a manner that adversely affects an investment in us.

Until recently, little or no regulatory attention has been directed toward Bitcoin, other cryptocurrencies and the markets where they trade by U.S. federal and state governments, foreign governments and self-regulatory agencies. As Bitcoin and other cryptocurrency have grown in popularity and in market size and ICOs which tend to be securities, the SEC, Federal Reserve Board, U.S. Congress and certain other U.S. agencies (e.g., the CFTC, the Financial Crimes Enforcement Network (“FinCEN”) and the Federal Bureau of Investigation) have questioned whether ICOs and cryptocurrencies are securities. Based on enforcement actions brought by the SEC and speeches by its Chairman, it seems clear that ICOs are, in almost all cases, securities. The Company does not intend to acquire ICOs because they are securities and, with one exception not applicable to the Company, sold in violation of the federal securities laws.

On July 25, 2017, the SEC issued its Report which concluded that cryptocurrencies issued for the purpose of raising funds may be securities within the meaning of the federal securities laws. The Report focused on the activities of a virtual organization which offered tokens in exchange for Ether which is the second largest reported cryptocurrency. The Report emphasized that whether a cryptocurrency is a security is based on the facts and circumstances. Although the Company’s activities are not focused on using cryptocurrency to raise capital or assisting others that do so, the federal securities laws are very broad, and there can be no assurances that the SEC will not take enforcement action against the Company in the future including for the sale of unregistered securities in violation of the Act or acting as an unregistered investment company in violation of the 1940 Act. The SEC has taken various actions against persons or entities misusing Bitcoin in connection with fraudulent schemes (i.e., Ponzi scheme), inaccurate and inadequate publicly disseminated information, and the offering of unregistered securities. More recently, the SEC suspended trading a number of cryptocurrencies public companies. To the extent Bitcoin is determined to be a security or to the extent that a US or foreign government or quasi-governmental agency exerts regulatory authority over the trading and ownership, trading or ownership in Bitcoin, an investment in us may be adversely affected. Very recently there has been much discussion concerning the need for legislation and underlying regulation to address these concerns.

Local state regulators such as the New York State Department of Financial Services (the “NYSDFS”) have also initiated examinations of Bitcoin, the Bitcoin Network and the regulation thereof. In 2015 the NYSDFS issued its final BitLicense regulatory framework. The BitLicense regulates the conduct of businesses that are involved in “virtual currencies” in New York or with New York customers and prohibits any person or entity involved in such activity to conduct activities without a license. As more states regulate cryptocurrency investing and trading, we may be required to comply with these regulations or cease operation.

A similar message is being expressed overseas by regulators. While the Company cannot predict what kind of legislation and regulation may be enacted in the future, it is possible that any such legislation and regulation may adversely affect the Company which could cause our stock price to fall sharply.

Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions such as the European Union, China and Russia. While certain governments such as Germany, where the Ministry of Finance has declared Bitcoin to be “Rechnungseinheiten” (a form of private money that is recognized as a unit of account, but not recognized in the same manner as fiat currency), have issued guidance as to how to treat Bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of Bitcoin, the Bitcoin Network and Bitcoin users. Some countries such as Kyrgyzstan, Nepal, and Cambodia have banned the trading or possession of cryptocurrencies or have issued reports that possessing cryptocurrencies may not be legal. Other Countries, such as South Korea, have not banned cryptocurrencies but have made statement’s that ICOs would be prohibited as a fundraising tool.

The effect of any future regulatory change on us, Bitcoins, or other cryptocurrency is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

If cryptocurrencies such as Bitcoin and Ether are found to be securities, our business model may not be successful.

Bitcoin is the oldest and most well-known form of cryptocurrency. Bitcoin, Ether, and other forms of cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. When the interests of investor protection are paramount, for example in the offer or sale of ICO tokens, the SEC has no difficulty concluding that the token offerings are securities under the “Howey” test as stated by the United States Supreme Court. As such, ICO offerings would require registration under the Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5 of the Act provides that, unless a registration statement is in effect as to a security or it is exempt, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities. To date, we are not aware of any court that has considered whether or not any forms of cryptocurrency are involved in the offer and sale of a security. In contrast, the SEC’s Chairman has stated that all ICOs of which he is aware involve the sale of a security. In any event, our counsel has advised us that it does not believe that Bitcoin is a security. Although we do not believe our activities require registration for us to conduct such activities, the SEC or a state securities regulator may challenge our position, and we may face regulation under the Act or the 1940 Act. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations.

If Bitcoin were held to be a security, we may be exposed to liabilities to the SEC. We may face similar issues with various state securities regulators who may interpret our actions as requiring registration under state securities laws.

If we acquire cryptocurrencies which are securities, even unintentionally, we may violate the 1940 Act and incur potential third-party liabilities

The Company intends to comply with the 1940 Act in all respects. To that end, if the Company acquires cryptocurrencies which are determined to constitute investment securities of a kind that subject the Company to registration and reporting under the 1940 Act, the Company will limit its holdings of securities to less than 40% of its assets (excluding cash). Section 3(a)(1)(C) of the 1940 Act defines “investment company” to mean any issuer that is engaged in the business of investing in securities, having a value exceeding 40% of the value of such issuer’s total assets (exclusive of cash). If we violate this 40% limit, we will have one-year to cure by getting our investment securities below the 40% test. However, we may only do this every three years. What complicates this is (i) we may inadvertently surpass the 40% limit due to a spike in the price of a security we own or (ii) a court or the SEC administratively may rule that cryptocurrencies we own are securities. If we ever are required to register as an investment company, we may be required to cease operations.

If regulatory changes or interpretations of our activities require our registration as a money services business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or under state regulations, we may be required to register and comply with such regulations, the required registrations, licensure and regulatory compliance steps may result in extraordinary, non-recurring expenses to us or cause us to cease operating in the area which requires registration.

The Company is engaged in a business activity that involves transmitting cryptocurrency. Although the Company does not feel this business activity categorizes it as a Money Services Business (“MSB”) or Money Transmitter (“MT”) under regulations promulgated by the Financial Crimes Enforcement Network (“FinCEN”) under the Bank Secrecy Act or any other applicable state MSB or MT law changing regulations or regulatory interpretations of the Company’s business activities may require it to register and comply with MSB and/or MT regulations. In the event the Company is required to register as a MSB or MT, the Company may be required to obtain MSB or MT licensure and take regulatory compliance steps including implementing anti-money laundering programs, reporting to FinCEN or a state regulatory authority regarding the Company’s MSB or MT business, and maintaining certain records. Additionally, in the event that companies that we do business with are not properly registered, our business will be adversely affected and we may be liable for being an unlicensed MSB or MT.

Currently, multiple states have finalized or proposed regulatory frameworks for businesses conducting cryptocurrency business activities and have made public statements indicating cryptocurrency businesses may be required to seek licenses as MSBs or MTs in the near future. The effect of any future regulatory change on us, Bitcoins, or other cryptocurrencies is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

To the extent that the activities of the Company cause it to be deemed a MSB or MT or equivalent designation the Company may be required to seek a license or otherwise register with the U.S. Department of Treasury or a state regulator and comply with state regulations that may include the implementation of anti-money laundering programs, maintenance of certain records and other operational requirements. In addition to New York’s BitLicense framework for businesses that conduct “cryptocurrency business activity,” the Conference of State Bank Supervisors has proposed a model form of state level “cryptocurrency” regulation and additional state regulators including those from California, Idaho, Virginia, Kansas, Texas, South Dakota and Washington have made public statements indicating that cryptocurrency businesses may be required to seek licenses as MSBs or MTs. In July 2016, North Carolina updated the law to define “cryptocurrency” and the activities that trigger licensure in a business-friendly approach that encourages companies to use cryptocurrency and blockchain technology. Specifically, the North Carolina law does not require miners or software providers to obtain a license for multi-signature software, smart contract platforms, smart property, colored coins and non-hosted, non-custodial wallets. Starting January 1, 2016, New Hampshire requires anyone who exchanges a cryptocurrency for another currency must become a licensed and bonded MT. Washington recently passed legislation requiring that cryptocurrency exchanges be registered as MSBs or MTs, that cryptocurrency exchanges agree to third-party security audits of their transmission systems, and that they post surety bonds to cover the cost of certain customer claims. In numerous other states, including Connecticut and New Jersey, legislation is being proposed or has been introduced regarding the treatment of Bitcoin and other cryptocurrencies. The Company will continue to monitor for developments in such legislation, guidance or regulations.

Regulators in Missouri and New York have brought cases against businesses or individuals for operating unlicensed MSBs or MTs relating to the transmission of cryptocurrency. Additionally, federal regulators have investigated and prosecuted cases in Ohio and Michigan relating to unlicensed MSBs or MTs. FinCEN recently announced that mining and investing in cryptocurrency for personal use does not constitute activity requiring a MSB or MT license.

If we are deemed to be a MSB or MT, the Company may decide to cease operations or may not be capable with complying with certain federal or state regulatory obligations applicable to MSBs and MTs. Any termination of Company operations in response to changed regulatory circumstances or interpretations at the federal or state levels will adversely affect our business and your investment in the Company.

It may be illegal now, or in the future, to acquire, own, hold, sell or use cryptocurrencies in one or more countries, and ownership of, holding or trading in our securities may also be considered illegal and subject to sanction.

Although cryptocurrencies are currently not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China, South Korea or Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell or use cryptocurrencies or to exchange cryptocurrencies for fiat currency. Such an action may also result in the restriction of ownership, holding or trading in our securities. Some countries such as Kyrgyzstan, Nepal, and Cambodia have banned the trading or possession of cryptocurrencies or have issued reports that possessing cryptocurrencies may not be legal. Such restrictions may adversely affect an investment in us, if we elect to do business outside of the United States.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of cryptocurrency as property for tax purposes (in the context of when such Bitcoins are held as an investment), such determination could have a negative tax consequence on our Company or our shareholders.

Current Internal Revenue Service (“IRS”) guidance indicates that cryptocurrency such as Bitcoin should be treated and taxed as property, and that transactions involving the payment of Bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of the cryptocurrency passes from one person to another, usually by means of cryptocurrency transactions (including off-blockchain transactions), it preserves the right to apply capital gains treatment to those transactions.

On December 5, 2014, the New York State Department of Taxation and Finance issued guidance regarding the application of state tax law to cryptocurrency such as Bitcoin. The agency determined that New York State would follow the IRS guidance with respect to the treatment of cryptocurrency such as Bitcoin for state income tax purposes. Furthermore, they defined cryptocurrency such as Bitcoin to be a form of “intangible property,” meaning the purchase and sale of Bitcoin for fiat currency is not subject to state income tax (although transactions of Bitcoin for other goods and services may be subject to sales tax under barter transaction treatment). It is unclear if other states will follow the guidance of the IRS and the New York State Department of Taxation and Finance with respect to the treatment of cryptocurrency such as Bitcoin for income tax and sales tax purposes. If a state adopts a different treatment, such treatment may have negative consequences including the imposition of a greater tax burden on investors in Bitcoin or imposing a greater cost on the acquisition and disposition of Bitcoin, generally; in either case potentially having a negative effect on prices in the cryptocurrency exchange market and may adversely affect an investment in our Company.

Foreign jurisdictions may also elect to treat cryptocurrency such as Bitcoin differently for tax purposes than the IRS or the New York State Department of Taxation and Finance. To the extent that a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on Bitcoin users, or imposes sales or value added tax on purchases and sales of Bitcoin for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction, which could impact the price of Bitcoin or other cryptocurrency and negatively impact an investment in our Company.

Since there has been limited precedent set for financial accounting or taxation of cryptocurrencies it is unclear how we will be required to account for cryptocurrency transactions and the taxation of our businesses.

There is currently no authoritative literature under accounting principles generally accepted in the United States which specifically addresses the accounting for cryptocurrency. Therefore, by analogy, we intend to record cryptocurrency similar to financial instruments under ASC 825, Financial Instruments, because the economic nature of these cryptocurrency is most closely related to a financial instrument such as an investment in a foreign currency.

In 2014, the IRS issued guidance in Notice 2014-21 that classified cryptocurrency as property, not currency, for federal income tax purposes. But according to the requirements of the Fair Trade and Accurate Credit Transactions Act, which requires foreign financial institutions to provide the IRS with information about accounts held by U.S. taxpayers or foreign entities controlled by U.S. taxpayers, cryptocurrency exchanges, in the ordinary course of doing business, are considered financial institutions.

On November 30, 2016, a federal judge in the Northern District of California granted an IRS application to serve a “John Doe” summons on Coinbase Inc., which operates a cryptocurrency wallet and exchange business. The summons asked Coinbase to identify all U.S. customers who transferred convertible cryptocurrency from 2013 to 2015. The IRS is trying to get cryptocurrency owners to report the value of their wallets to the federal government and the IRS is treating cryptocurrency as both property and currency.

We believe that all of our cryptocurrency activities will be accounted for on the same basis regardless of the form of cryptocurrency. A change in regulatory or financial accounting standards or interpretation by the IRS or accounting standards or the SEC could result in changes in our accounting treatment, taxation and the necessity to restate our financial statements. Such a restatement could negatively impact our business, prospects, financial condition and results of operation. Further, actions by the IRS or other regulators which impinge on the anonymity of cryptocurrency may adversely affect our future business and prospects and reduce the value of our cryptocurrency.

Risks Concerning Cryptocurrency Mining

Because of a supply shortage, we may be unable to purchase adequate computer equipment to mine cryptocurrency at a competitive level.

Mining cryptocurrency requires running high-end computers which process complex algorithms to add to the blockchain. Because mining cryptocurrency requires large amounts of computer processing power, there is a worldwide shortage for computer components which can successfully mine cryptocurrency. There is a worldwide shortage for high-end graphics cards which can be enabled to function as computer processors for mining cryptocurrency. Further, other types of computer components, which can be used for mining, are in short supply. As more individuals enter the mining business the demand for components rises. Additionally, as more miners engage in mining the ability to successfully mine cryptocurrency requires more powerful components. If we are unable to obtain adequate components to mine cryptocurrency we will be unable to engage in mining. As such, we may be unable to acquire the components we need to successfully mine cryptocurrency which could have an adverse price on our stock.

If we cannot secure affordable electric power, our mining business will not be successful.

Mining cryptocurrency requires a substantial amount of electricity in order to power the computers, commonly referred to as mining rigs, which mine cryptocurrency. Locations offering cheap mining electricity, both within the United States and internationally, have been historically targeted by groups of people interested in mining. The mining industry has witnessed a change from small miners operating from their homes to large mining “farms” operated by companies with substantial capital, computer resources and other capabilities and competitive advantages. The surge in population to these areas caused by new mining activity has caused electricity prices to increase for local residents. In reaction to electricity prices rising, local officials in some areas have taken action to ban or restrict certain aspects of mining. If we are unable to locate areas with cheap electricity costs which are feasible for mining or if the electricity costs where we have a mining rig increase in value or if the area in which we operate a mining rig passes ordinances which restrict our mining activities we may be unable to mine cryptocurrency in a way that is profitable which could have an adverse price on our stock.

If a malicious actor or botnet obtains control in excess of 50% of the processing power active on the Bitcoin network, it is possible that such actor or botnet could manipulate the blockchain in a manner that adversely affects an investment in us.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin network, including the Bitcoin network, it may be able to alter the blockchain by constructing alternate blocks if it is able to solve for such blocks faster than the remainder of the miners on the blockchain can add valid blocks and could control, exclude or modify the ordering of transactions, though it could not generate new Bitcoin or transactions using such control.

The approach towards and possible crossing of the 50% threshold indicate a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin ecosystems do not act to ensure greater decentralization of Bitcoin mining processing power, the feasibility of a malicious actor obtaining in excess of 50% of the processing power on the Bitcoin network (e.g., through control of a large mining pool or through hacking such a mining pool) will increase, which may adversely impact an investment in us.

If the award of Bitcoin for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending hashrate to solve blocks and confirmations of transactions on the blockchain could be slowed temporarily. A reduction in the hashrate expended by miners on the Bitcoin network could increase the likelihood of a malicious actor obtaining control in excess of 50% of the aggregate hashrate active on such network or the blockchain, potentially permitting such actor to manipulate the blockchain in a manner that adversely affects an investment in us.

Bitcoin miners record transactions when they solve for and add blocks of information to the blockchain. When a miner solves for a block, it creates that block. Typically, Bitcoin transactions will be recorded in the next chronological block if the spending party has an internet connection and at least one minute has passed between the transaction’s data packet transmission and the solution of the next block. If a transaction is not recorded in the next chronological block, it is usually recorded in the next block thereafter.

As the award of new Bitcoin for solving blocks declines, and if transaction fees are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. Any reduction in confidence in the confirmation process or aggregate speed of completing transactions on the Bitcoin network (the hashrate) may negatively impact the value of Bitcoin, which will adversely impact an investment in us.

To the extent Bitcoin mining operations experience low profit margins, their operators are more likely to immediately sell their Bitcoin earned by mining in the Bitcoin exchange market, resulting in a reduction in the price of Bitcoin that could adversely impact an investment in us.

Over the past two years, professionalized Bitcoin mining operations have largely replaced individual users mining with computer processors, graphics processing units and first-generation servers. Professionalized mining operations are of a greater scale than prior miners and have more defined, regular expenses and liabilities. These regular expenses and liabilities may require professionalized mining operations to immediately sell Bitcoin earned from mining operations on the Bitcoin exchange market, which is different than individual miners in past years who didn’t face pressures to immediately divest of their Bitcoin. The immediate selling of newly mined Bitcoin greatly increases the supply of Bitcoin on the Bitcoin exchange market, creating downward pressure on the price of each Bitcoin.

The extent to which the value of Bitcoin mined by a professionalized mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professionalized mining operation may be more likely to sell a higher percentage of its newly mined Bitcoin rapidly if it is operating at a low profit margin—and it may partially or completely cease operations if its profit margin is negative. Lower Bitcoin prices could result in further tightening of profit margins, particularly for professionalized mining operations with higher costs and more limited capital reserves, creating a network effect that may further reduce the price of Bitcoin until mining operations with higher operating costs become unprofitable and remove mining power from the respective Bitcoin network. The network effect of reduced profit margins resulting in greater sales of newly mined Bitcoin could result in a reduction in the price of Bitcoin that could adversely impact an investment in us.

To the extent that any miners cease to record transactions in solved blocks, transactions that do not include the payment of a transaction fee will not be recorded on the blockchain until a block is solved by a miner who does not require the payment of transaction fees. Any widespread delays in the recording of transactions could result in a loss of confidence in that cryptocurrency network, which could adversely impact an investment in us.

To the extent that any miners cease to record transaction in solved blocks, such transactions will not be recorded on the blockchain. Currently, there are no known incentives for miners to elect to exclude the recording of transactions in solved blocks; however, to the extent that any such incentives arise (e.g., a collective movement among miners or one or more mining pools forcing Bitcoin users to pay transaction fees as a substitute for or in addition to the award of new Bitcoins upon the solving of a block), actions of miners solving a significant number of blocks could delay the recording and confirmation of transactions on the blockchain. Any systemic delays in the recording and confirmation of transactions on the blockchain could result in greater exposure to double-spending transactions and a loss of confidence in certain or all cryptocurrency networks, which could adversely impact an investment in us.

The acceptance of cryptocurrency network software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in any cryptocurrency network could result in a “fork” in the respective blockchain, resulting in the operation of two separate networks until such time as the forked blockchains are merged. The temporary or permanent existence of forked blockchains could adversely impact an investment in us.

Cryptocurrency networks are open source projects and, although there is an influential group of leaders in, for example, the Bitcoin network community known as the “Core Developers,” there is no official developer or group of developers that formally controls the Bitcoin network. Any individual can download the Bitcoin network software and make any desired modifications, which are proposed to users and miners on the Bitcoin network through software downloads and upgrades, typically posted to the Bitcoin development forum on GitHub.com. A substantial majority of miners and Bitcoin users must consent to those software modifications by downloading the altered software or upgrade that implements the changes; otherwise, the changes do not become a part of the Bitcoin network. Since the Bitcoin network’s inception, changes to the Bitcoin network have been accepted by the vast majority of users and miners, ensuring that the Bitcoin network remains a coherent economic system; however, a developer or group of developers could potentially propose a modification to the Bitcoin network that is not accepted by a vast majority of miners and users, but that is nonetheless accepted by a substantial population of participants in the Bitcoin network. In such a case, and if the modification is material and/or not backwards compatible with the prior version of Bitcoin network software, a fork in the blockchain could develop and two separate Bitcoin networks could result, one running the pre-modification software program and the other running the modified version (i.e., a second “Bitcoin” network). Such a fork in the blockchain typically would be addressed by community-led efforts to merge the forked blockchains, and several prior forks have been so merged. This kind of split in the Bitcoin network could materially and adversely impact an investment in us and, in the worst case scenario, harm the sustainability of the Bitcoin network’s economy.

Because there is a limited supply of Bitcoin, miners may not have an adequate incentive to continue mining Bitcoin and the Company may be unable to use its mining equipment to mine other cryptocurrencies.

The current fixed reward for solving a new Bitcoin block is 12.5 Bitcoin per block; the reward decreased from 25 Bitcoin in July 2016. The reward for adding a block to the Bitcoin protocol is halved every 210,000 blocks and it is estimated that it will halve again in about four years. The current Bitcoin protocol permits a total of 21 million Bitcoin to exist. As the number of Bitcoin remaining for mining decreases the processing power required to record new blocks on the blockchain increases. Eventually the processing power required to add a block to the blockchain may exceed the value of the reward for adding a block. Further, at some point, there will be no Bitcoin to mine.

Once the processing power required to add a block to the blockchain exceeds the value of the reward for adding a block the Company may need to use its mining equipment to mine other types of cryptocurrency. If the Company is unable to successfully mine other types of cryptocurrency, the Company may have to discontinue its mining operations and sell the Company’s mining equipment which may result in a net loss to the Company’s mining business.

Risks Related to Cryptocurrency

The further development and acceptance of cryptocurrency networks and other cryptocurrency, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of cryptocurrency systems may adversely affect an investment in us.

Cryptocurrencies, such as Bitcoin, which may be used to buy and sell goods and services are a new and rapidly evolving industry of which the cryptocurrency networks are prominent, but not unique, parts. The growth of the cryptocurrency industry in general, and the cryptocurrency networks of Bitcoin in particular, are subject to a high degree of uncertainty. There is no assurance that a person who accepts a cryptocurrency as payment today will continue to do so in the future. The factors affecting the further development of the cryptocurrency industry, as well as the cryptocurrency networks, include:

•	continued worldwide growth in the adoption and use of Bitcoin and other cryptocurrency;
•	government and quasi-government regulation of Bitcoin and other cryptocurrency and their use, or restrictions on or regulation of access to and operation of the cryptocurrency network or similar cryptocurrency systems;
•	the maintenance and development of the open-source software protocol of the Bitcoin network;
•	changes in consumer demographics and public tastes and preferences;
•	the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•	general economic conditions and the regulatory environment relating to cryptocurrency; and
•	the impact of regulators focusing on cryptocurrency and the costs associated with such regulatory oversight.

A decline in the popularity or acceptance of the cryptocurrency networks of Bitcoin or similar cryptocurrency systems, could adversely affect an investment in us.

Because, there is relatively small use of cryptocurrency in the retail and commercial marketplace in comparison to relatively large use by speculators, it may contribute to price volatility that could adversely affect an investment in us.

As relatively new products and technologies, cryptocurrency and the blockchain networks on which they exist have only recently become widely accepted as a means of payment for goods and services by some major retail and commercial outlets, and use of cryptocurrency by consumers to pay such retail and commercial outlets remains limited. Conversely, a significant portion of demand for cryptocurrency is generated by speculators and investors seeking to profit from the short- or long-term holding of such cryptocurrency. A lack of expansion of cryptocurrency into retail and commercial markets, or a contraction of such use, may result in increased volatility or a reduction in the price of all or any cryptocurrency, either of which could adversely impact an investment in us.

If significant contributors to the Bitcoin network could propose amendments to the network’s protocols and software and the amendments are accepted and authorized by such network, it could adversely affect an investment in us.

With respect to the Bitcoin network, a small group of individuals contribute to the Bitcoin Core project. These individuals can propose refinements or improvements to the Bitcoin network’s source code through one or more software upgrades that alter the protocols and software that govern the Bitcoin network and the properties of Bitcoin, including the irreversibility of transactions and limitations on the mining of new Bitcoin. To the extent that a significant majority of the users and miners on the Bitcoin network install such software upgrade(s), the Bitcoin network would be subject to new protocols and software that may adversely affect an investment in us. In the event a developer or group of developers proposes a modification to the Bitcoin network that is not accepted by a majority of miners and users, but that is nonetheless accepted by a plurality of miners and users, two or more competing and incompatible blockchain implementations could result. This is known as a “hard fork” which could materially and adversely affect the perceived value of Bitcoin as reflected on one or both incompatible blockchains, which may adversely affect an investment in us. The same risk applies if we diversify our business in the future and make investments in the blockchain and cryptocurrency business. Other generic cryptocurrency-type risks apply if we diversify our investment portfolio.

Forks in the Bitcoin network may occur in the future which may affect the value of Bitcoin held by us.

On August 1, 2017 Bitcoin’s blockchain was forked and Bitcoin Cash was created. The fork resulted in a new blockchain being created with a shared history, and a new path forward. Bitcoin Cash has a block size of 8mb and other technical changes. On October 24, 2017, Bitcoin’s blockchain was forked and Bitcoin Gold was created. The fork resulted in a new blockchain being created with a shared history, and new path forward, Bitcoin Gold has a different proof of work algorithm and other technical changes. The value of the newly created Bitcoin Cash and Bitcoin Gold may or may not have value in the long run and may affect the price of Bitcoin if interest is shifted away from Bitcoin to the newly created Bitcoin. If a fork occurs on a Bitcoin Network, it may have a negative effect on the value of Bitcoin and may adversely affect an investment in us.

Because of our involvement in the blockchain and cryptocurrency business, it is more likely that we may be the target of security breaches, computer viruses and computer hacking attacks, which in turn may harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry and may occur on our systems in the future. This risk is accentuated because hackers may be more inclined to hack us in anticipation of stealing our cryptocurrency. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our users may harm our reputation and our ability to retain existing users and attract new users.

Because the cryptocurrency exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated, they may be more exposed to fraud and failure than established, regulated exchanges for other products.

The cryptocurrency exchanges on which Bitcoin trade are new and, in most cases, largely unregulated. Furthermore, many cryptocurrency exchanges (including several of the most prominent United States dollar denominated cryptocurrency exchanges) do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency exchanges, including prominent exchanges handling a significant portion of the volume of cryptocurrency trading.

For example, over the past several years, a number of Bitcoin exchanges have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such Bitcoin exchanges were not compensated or made whole for the partial or complete losses of their account balances in such Bitcoin exchanges. While smaller Bitcoin exchanges are less likely to have the infrastructure and capitalization that make larger Bitcoin exchanges more stable, larger Bitcoin exchanges are more likely to be appealing targets for hacker and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). In January 2018, it was reported that $530 million of cryptocurrency were missing from a Japanese exchange. Further, the collapse of the largest Bitcoin exchange in 2014 suggests that the failure of one component of the overall Bitcoin ecosystem can have consequences for both users of a Bitcoin exchange and the Bitcoin industry as a whole.

A lack of stability in the cryptocurrency exchange market and the closure or temporary shutdown of cryptocurrency exchanges due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in the cryptocurrency networks and result in greater volatility in cryptocurrency values. These potential consequences of a cryptocurrency exchange’s failure could adversely affect an investment in us.

If political or economic crises motivate large-scale sales of cryptocurrency, it could result in a reduction in some or all cryptocurrency’ values and adversely affect an investment in us.

As an alternative to fiat currencies that are backed by central governments, cryptocurrency such as Bitcoin, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of cryptocurrency either globally or locally. Large-scale sales of cryptocurrency would result in a reduction in their value and could adversely affect an investment in us. The recent dramatic drop in the value of Bitcoin and other cryptocurrency seems likely to have resulted from substantially selling and possibly small investor panic.

Because demand for Bitcoin is driven, in part, by its status as the most prominent and secure cryptocurrency, it is possible that cryptocurrency other than Bitcoin could have features that make them more desirable to a material portion of the cryptocurrency user base this could result in a reduction in demand for Bitcoin, which could have a negative impact on the price of Bitcoin and adversely affect an investment in us.

Bitcoin holds a “first-to-market” advantage over other cryptocurrency. This first-to-market advantage is driven in large part by having the largest user base and, more importantly, the largest combined mining power in use to secure their respective blockchains and transaction verification systems. Having a large mining network results in greater user confidence regarding the security and long-term stability of a cryptocurrency network and its blockchain; as a result, the advantage of more users and miners makes a cryptocurrency more secure, which makes it more attractive to new users and miners, resulting in a network effect that strengthens the first-to-market advantage.

As of March 6, 2018, there were over 1,500 alternate cryptocurrencies tracked by CoinMarketCap, having a total market capitalization (including the market capitalization of Bitcoin) of approximately $442 billion, using market prices and total available supply of Bitcoin. Despite the marked first to market advantage of the Bitcoin network over other cryptocurrency networks, it is possible that another cryptocurrency could become materially popular. If a cryptocurrency obtains significant market share (either in market capitalization, mining power or use as a payment technology), this could reduce Bitcoin’s market share as well as other cryptocurrency we may become involved in and have a negative impact on the demand for, and price of, such cryptocurrency and could adversely affect an investment in us.

To the extent that we own cryptocurrency, we are subject to a risk that we will lose the private key necessary to convert it to cash or sell it, or the private key will be hacked.

We own cryptocurrency and expect that we will continue to do so. A private key, which is a complex numeric password is necessary to convert cryptocurrency to cash or sell it. While we have established procedures to safeguard our private key, if our procedures are insufficient or if we are hacked, we will irrevocably lose the value of our cryptocurrency. If a foreign third party has already gained access to our system while using our private key the third party may be able to access and manipulate our cryptocurrency.

Because cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable, any incorrectly executed cryptocurrency transactions could adversely affect an investment in us.

Cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction or, in theory, control or consent of a majority of the processing power on the respective cryptocurrency network. Once a transaction has been verified and recorded in a block that is added to the blockchain, an incorrect transfer of cryptocurrencies or a theft of cryptocurrencies generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft since the parties are anonymous. It is possible that, through computer or human error, or through theft or criminal action, our cryptocurrencies could be transferred from us in incorrect amounts or to unauthorized third parties. To the extent that we are unable to seek a corrective transaction with such third party or are incapable of identifying the third party which has received our cryptocurrencies through error or theft, we will be unable to revert or otherwise recover incorrectly transferred cryptocurrencies. The damages from any such loss could adversely affect an investment in us.

The Company’s Bitcoin may be subject to loss, damage, theft or restriction on access.

We believe that the Company’s Bitcoin will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our cryptocurrency. We cannot guarantee that any security software will prevent such loss, damage or theft, whether caused intentionally, accidentally or by act of God. Access to the Company’s Bitcoin or private key could be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). We cannot currently insure the loss of our Bitcoin. While the Company will continue to seek out opportunities to insure or prevent loss of our Bitcoin we cannot ensure that any developments in insurance or technology will reduce the risk of loss of our Bitcoin. The loss or theft of part or all of the Company’s Bitcoin may adversely affect our operations and, consequently, an investment in us.

General Risks

Because our business model is evolving, we cannot assure you that our business model will be successful. Further, because it is very unlikely that shareholder approval will be required, our management and Board will have broad discretion in determining what businesses we may enter, whether in the blockchain/cryptocurrency area or otherwise. We cannot assure you that it will complete any additional acquisitions or if we do, such acquisitions will be successful.

In January 2018, we sold our only subsidiary which was engaged in developing a virtual reality business and began implementing our plan to engage in the cryptocurrency/blockchain business. As our first step into this new business we invested in Ether and began actively exploring various business opportunities in this sector. We have been negotiating with Cryptogram to acquire a minority interest in Cryptogram, provide the owners of Cryptogram with a minority interest in us, and acquire a License to use Cryptogram’s software and technology. We have not yet entered into any agreement with Cryptogram and we may not acquire the License. Acquiring the License is subject to a number of factors and there can be no assurance that we will acquire the License or be able to monetize the License once acquired. If we are unable to acquire the License there may be a substantial disruption to our business model and we may decide to discontinue our plan to engage in the cryptocurrency/blockchain business.

Because our management team has been in place for a very short period, it may be difficult to evaluate our future prospects and the risk of success or failure of our business.

Jonathan Read, our Chief Executive Officer, has only served on our management team since November 2017, although he previously served on our management team beginning prior to our September 2016 acquisition of a virtual reality company. In addition, while the Company has been in existence and pursuing its business objectives for a long time, our Company transitioned its business to seeking blockchain opportunities in late December 2017. These limited time periods make it difficult to project whether our management team and operations will be successful.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. Our staff presently consists of our Chief Executive Officer and a part-time Chief Financial Officer. If we continue to grow as rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

If we lose the services of our Chief Executive Officer, it could adversely affect our business.

Jonathan Read, our Chief Executive Officer, is our only employee. If we were to lose his services, it would pose significant difficulties to the Company’s ability to continue operations. In addition, it could be costly and time-consuming to identify individuals to replace him if he were to leave, and our operations would be adversely affected. We do not have life insurance covering Mr. Read. Further, the lack of staff and other management support limits Mr. Read’s ability to manage and grow our business. In December 2017, we restructured our capital structure. However, this restructuring was extremely dilutive. As of April 3, 2018, holders of our Series E Convertible Preferred Stock may convert their shares into 195,382,000 shares of common stock.

Risks Relating to Our Common Stock

As a result of our recent financings including the March Notes financing, we are obligated to issue a substantial number of additional shares of common stock, which will dilute our present shareholders.

In March 2018, we closed a financing transaction and issued the March Notes. This transaction obligates us to potentially issue 36,491,228 shares of common stock for the March Notes and an additional 35,087,720 shares of common stock for Warrants issued to the holders of the March Notes. In addition, other Convertible Notes, Convertible Preferred Stock and Warrants obligate us to issue shares of common stock. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

Because our common stock is subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTCQB is presently less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules. Further, we do not expect our stock price to rise above $5.00 in the immediate future. The “penny stock” designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority, a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may continue to have a depressive effect upon our common stock price.

Because of their share ownership, our former management may be able to exert control over us to the detriment of minority shareholders.

Our former executive officers and directors beneficially own approximately 21% of our common stock. These shareholders acting together, would be able to control our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

If our common stock becomes subject to a “chill” imposed by the Depository Trust Company (the “DTC”), your ability to sell your shares may be limited.

The DTC acts as a depository or nominee for street name shares that investors deposit with their brokers. DTC in the last several years has increasingly imposed a chill or freeze on the deposit, withdrawal and transfer of common stock of issuers whose common stock trades on the tiers of the OTC Markets like that of the Company. Depending on the type of restriction, a chill or freeze can prevent shareholders from buying or selling shares and prevent companies from raising money. A chill or freeze may remain imposed on a security for a few days or an extended period of time (in at least one instance a number of years). While we have no reason to believe a chill or freeze will be imposed against our common stock in the future, if it were your ability to sell your shares would be limited. In such event, your investment will be adversely affected.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Regulatory changes including new laws and rules which adversely affect companies in the cryptocurrency business;
•	Factors including the cost of high speed computer serves and the cost of electricity which affect the viability of mining;
•	Prices of cryptocurrencies we may own;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to generate increasing material revenues;
•	Our failure to become profitable;
•	Our failure to raise working capital;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Changes in our management;
•	The sale of large numbers of shares of common stock which we may register;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

Our Common Stock may be affected by limited trading volume and price fluctuations, which could adversely impact the value of our Common Stock.

Until recently, there has been limited trading in our Common Stock and there can be no assurance that an active trading market in our Common Stock will either develop or be maintained. Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for cryptocurrency will be stable or appreciate over time.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our shareholders sell substantial amounts of our outstanding Common Stock preferred stock, convertible notes issuable upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted Common Stock will be freely tradable upon the earlier of: (i) effectiveness of any registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Act.

Cautionary Note Regarding Forward Looking Statements

This Report includes forward-looking statements including statements regarding liquidity, anticipated cash flows, future capital-raising activity, our future acquisition of cryptocurrency, and our potential entry into an agreement with Cryptogram. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” immediately above. Other sections of this Report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Report, whether as a result of new information, future events, changed circumstances or any other reason after the date this Report is filed.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting Company.

Item 8.    Financial Statements and Supplementary Data.

TimefireVR Inc.

Index to Financial Statements

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of TimefireVR Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TimefireVR Inc. and its subsidiary (together the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically incurred operating losses and negative cash flows from operations, has not reached a level of revenues sufficient to fund their operating activities and requires additional funds for future operating activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2016.

/s/ Berkower LLC

Iselin, New Jersey

April 9, 2018

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash	$559,237	$225,379
Escrow fund	—	79,855
Accounts receivable	38	—
Deposit on contract	—	75,000
Prepaid expenses and other current assets	131,250	119,545
Total current assets	690,525	499,779

Other Assets:
Property and equipment, net	26,128	38,735
Deposit	33,500	44,876
Total Assets	$750,153	$583,390

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$349,469	$34,450
Demand obligation payable - related party	116,883	—
Convertible notes payable, net	1,564,814	—
Accrued interest	321,824	—
Short-term advance - related party	57,400	—
Total current liabilities	2,410,390	34,450

Long Term Liabilities:
Derivative liabilities	198,994	4,392,075
Total long term liabilities	198,994	4,392,075

Total liabilities	2,609,384	4,426,525

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 133,334 shares issued and outstanding at December 31, 2017 and 2016. Stated at redemption value.	1,500,004	1,500,004

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 14,923 and 20,371 shares issued and outstanding at December 31, 2017 and 2016, respectively	149	204
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Preferred Series C stock, par value $.01 per share, 502 and 615 shares issued and outstanding at December 31, 2017 and 2016, respectively	5	6
Common stock, par value $.001 per share, 500,000,000 shares authorized; 47,269,804 and 44,520,065 shares issued and outstanding at December 31, 2017 and 2016, respectively	47,270	44,520
Additional paid-in capital	(666,101)	(1,518,484)
Accumulated deficit	(2,740,558)	(3,869,385)
Total shareholders' equity/(deficit)	(3,359,235)	(5,343,139)

Total Liabilities and Shareholders' Equity/(Deficit)	$750,153	$583,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2017	2016

Revenues	$933	$203,640
Cost of sales	280	—
Gross profit	653	203,640

Operating expenses:
Research and development	993,934	860,533
Occupancy	83,808	57,530
Depreciation & amortization	12,607	12,298
Officer compensation	650,731	237,209
Professional fees	905,469	440,007
Other operating expenses	42,275	48,371
Total operating expenses	2,688,824	1,655,948

Loss from operations	(2,688,171)	(1,452,308)

Other income (expense):
Gain on sale of assets	—	180,248
Change in fair value of derivative liabilities	4,193,081	(2,094,319)
Interest income	2	3
Interest expense	(376,085)	(10,399)
Total other income (expense)	3,816,998	(1,924,467)

Income (loss) before income taxes	1,128,827	(3,376,775)

Income tax expense	—	—

Net income (loss)	1,128,827	(3,376,775)

Accretion on Series A preferred stock		(1,500,004)

Net income (loss) attributed to common shareholders	$1,128,827	$(4,876,779)

Basic net income (loss) per common share	$0.02	$(0.12)
Diluted net income (loss) per common share	$0.02	$(0.12)

Basic weighted average common
shares outstanding	46,421,363	41,981,212

Diluted weighted average common
shares outstanding	69,720,326	41,981,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
FOR THE PERIODS ENDED DECEMBER 31, 2017 AND 2016

					Additional		Total Shareholders'
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2015	—	$—	41,400,000	$41,400	$208,600	$(492,610)	$(242,610)
Reverse acquisition - September 13, 2016	21,224	213	608,796	609	(484,379)	—	(483,557)
Preferred Series C stock converted to common stock	(238)	(3)	2,384,600	2,385	(2,382)	—	—
Exchange of shares for services	—	—	125,000	125	162,375	—	162,500
Restricted stock units issued for services	—	—	—	—	97,306	—	97,306
Issuance of rounding shares for reverse split	—	—	1,669	1	—	—	1
Discount on Series A shares	—	—	—	—	(1,500,004)	—	(1,500,004)
Net loss	—	—	—	—	—	(3,376,775)	(3,376,775)
Balance at December 31, 2016	20,986	210	44,520,065	44,520	(1,518,484)	(3,869,385)	(5,343,139)
Preferred Series A-1 stock converted to common stock	(5,448)	(55)	544,739	545	(490)	—	—
Preferred Series C stock converted to common stock	(113)	(1)	1,130,000	1,130	(1,129)	—	—
Exchange of shares for services	—	—	1,075,000	1,075	241,425	—	242,500
Stock options issued for services	—	—	—	—	483,884	—	483,884
Restricted stock units issued for services	—	—	—	—	128,693	—	128,693
Net income	—	—	—	—	—	1,128,827	1,128,827
Balance at December 31, 2017	15,425	$154	47,269,804	$47,270	$(666,101)	$(2,740,558)	$(3,359,235)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMEFIREVR INC.
(FORMERLY ENERGYTEK CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2017	2016

Operating Activities:
Net income (loss)	$1,128,827	$(3,376,775)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,607	12,298
Common stock issued for services	242,500	—
Options issued for services	483,884	—
Gain on sale of assets	—	(180,248)
Change in derivative liabilities	(4,193,081)	2,094,319
Restricted stock units issued for services	128,693	97,306
Unearned revenue - related party	—	(156,000)
Interest expense from amortization of debt discount	53,564	—
Deferred rent	904	20,134
Changes in operating assets and liabilities:
Accounts receivable	(38)	—
Prepaid expenses and other current assets	(11,705)	(29,044)
Deferred contracted software development costs - related party	—	55,938
Escrow fund	79,855	(79,855)
Deposits	86,376	(44,876)
Accrued interest	321,824	8,040
Accounts payable and accrued expenses	314,115	(13,211)
Net Cash Used in Operating Activities	(1,351,675)	(1,591,974)

Investing Activities:
Purchases of property and equipment	—	(8,736)
Cash acquired in merger	—	420
Net Cash Used in Investing Activities	—	(8,316)

Financing Activities:
Proceeds from sale of Series A Preferred stock	—	1,500,004
Capital contributions	—	325,000
Proceeds from notes payable	—	25,000
Payments on notes payable	—	(27,500)
Demand obligation payable - related party	116,883	—
Short-term advance - related party	57,400	—
Net proceeds from convertible notes payable	1,511,250	—
Net Cash Provided by Financing Activities	1,685,533	1,822,504

Net Increase in Cash	333,858	222,214

Cash - Beginning of Period	225,379	3,165

Cash - End of Period	$559,237	$225,379

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for officers loans, related party notes and accrued interest	$—	$193,933
Conversion of Series C Preferred stock to common stock	$1,130	$2,385
Conversion of Series A-1 Preferred stock to common stock	$545	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$697	$1,310
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

TIMEFIREVR INC.

(FORMERLY ENERGYTEK CORP.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization and Reorganization

TimefireVR Inc., formerly EnergyTek Corp., is a Nevada corporation. Effective September 13, 2016, TimefireVR Inc. entered into an Agreement and Plan of Merger ("Merger Agreement” or the “Merger”) through which it acquired Timefire, LLC, a Phoenix-based virtual reality content developer that is an Arizona Limited Liability Company. As consideration for the merger, the Company issued the equity holders of Timefire, LLC a total of 41,400,000 shares of its common stock, and 2,800,000 five year warrants exercisable at $0.58 per share for 100% of the membership interests of Timefire, LLC. As a result, the former members of Timefire, LLC owned approximately 99% of the then outstanding shares of common stock.

For accounting purposes the transaction is being recorded as a reverse recapitalization, with Timefire, LLC as the accounting acquirer. Consequently, the historical pre-Merger financial statements of Timefire, LLC are now those of the Company. The accompanying consolidated financial statements reflect the consolidated operations of TimefireVR Inc. and its wholly-owned subsidiary Timefire, LLC (together “Timefire,” “we,” “us,” “our” or the “Company”) from September 13, 2016.

On November 14, 2016, the EnergyTek Corp. filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to change its name to TimefireVR Inc. and implement a reverse stock split of its common stock at a ratio of one-for-10. The resulting par value difference was charged to additional paid in capital. The name change and reverse stock split each became effective November 21, 2016. All share and earnings per share information have been retroactively adjusted to reflect the reverse stock split.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for financial information under the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, derivative liabilities, accruals and contingencies, the fair value of Company common stock and the estimated fair value of warrants.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the sales price is fixed or determinable, and (iii) collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid instruments, with original maturity of three months or less when purchased, to be cash equivalents. We place our cash and cash equivalents with major financial institutions. Such amounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). From time to time, balances may exceed FDIC coverage limits.

Escrow Fund

Pursuant to the Series A Convertible Preferred Stock Securities Purchase Agreement ("SPA") (see Note 9), the Company was required to hold an initial amount of $215,000 in cash in escrow. The cash is restricted to be used for certain expenses as defined in the SPA. On March 6, 2017, the Company received financing via convertible notes payable (see Note 5). Per the terms of those notes, the Company was required to put $100,000 of the proceeds into the escrow account. As of December 31, 2017, $315,000 has been disbursed from the escrow account, leaving a remaining balance of $0.

Property and Equipment

Property and equipment is recorded at cost reduced by accumulated depreciation. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Gains and losses on the disposition of property and equipment are recorded in the period incurred.

The estimated useful lives of property and equipment are:

•	Office furniture and equipment 5 years

The following represents a summary of our property and equipment:

	December 31,
	2017	2016
Office furniture and equipment	63,034	63,034
Less: accumulated depreciation	(36,906)	(24,299)
	$26,128	$38,735

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2017.

Research and Development Costs

Research and development costs, including design, development and testing of software, are expensed as incurred.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2017, the entire deferred tax asset, which arises primarily from our net operating losses, has been fully reserved because management has determined that it is not "more likely than not" that the net operating loss carry forwards would be realized in the future.

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the tax uncertainty occurs if the recognition threshold is met. We do not believe we have any uncertain tax positions deemed material as of December 31, 2017 and 2016. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2014. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2017 and 2016, we had no accrued interest or penalties.  We currently have no federal or state tax examinations in progress. Tax years ended December 31, 2014 through 2017 are subject to examination by tax authorities. We currently have no federal or state tax examinations in progress.

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

Net Income (Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of December 31, 2017 and 2016, there were total shares of 23,426,154 and 20,735,364, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liabilities

The Company issued common stock purchase warrants in September 2016 in conjunction with the Merger Agreement and the SPA.  Additional warrants were issued in March and August 2017 as part of private placement offerings (see Note 5). In accordance with ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Condensed Consolidated Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders. Corresponding changes in the fair value of the warrants are recognized as a gain or loss on the Company’s Consolidated Statements of Operations in each subsequent period.

The fair value of the warrants at December 31, 2017 and 2016 was $198,994 and $4,392,075, respectively. The difference has been recorded as a change in change in fair value of derivatives.

Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2016.

In March 2016, the FASB issued ASU No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2016, for public companies. The Company adopted ASU No. 2016-09 in the first quarter of 2017.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement was originally set to be effective for annual and interim reporting periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date from December 15, 2016 to December 15, 2017. This ASU permits the use of either the retrospective or cumulative effect transition method. We have evaluated the impact this guidance will have on our consolidated financial statements and our adoption method. Our adoption of this standard will not significantly change the timing of the recognition of our revenue or costs. We will adopt the new standard effective January 1, 2018, using the full retrospective method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating both the impact that this standard will have on our consolidated financial statements and which practical expedients to employ during adoption.

There have been no other recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s financial statements.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these factors include the issuances of debt in exchange for cash such as that which is described in Note 11, Subsequent Events.

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

3. Reverse Recapitalization

The Company accounted for the Merger Agreement with Timefire, LLC as a reverse recapitalization, with Timefire, LLC being the accounting acquirer. In its determination that Timefire, LLC was the accounting acquirer, the Company considered pertinent facts and circumstances, including the following for the period immediately following the merger: (i) the Timefire, LLC owners received the largest portion of the voting rights of the combined entity; (ii) the management team of the combined entity was primarily comprised of owners or management of Timefire, LLC; (iii) the Board of Directors of the combined entity was primarily comprised of owners, management or affiliates of Timefire, LLC; (iv) the continuing business of the combined entity was to be the business of Timefire, LLC.

4. Gain on Sale of Assets

Effective July 21, 2016, EnergyTek Corp. entered into an agreement with the joint venture formed in 2015, Wagley-EnergyTEK J.V. LLC (the “Wagley J.V.”). Pursuant to the agreement, the Wagley J.V. was dissolved, and the 2,000,000 shares EnergyTek Corp. contributed to the Wagley J.V. were cancelled.

An EnergyTek Corp subsidiary assumed $180,248 of its debt, which consisted of approximately $174,000 in notes payable and $6,000 in accounts payable. Additionally, that subsidiary would become a wholly-owned subsidiary of another entity, Litigation Capital, Inc. once certain requirements had been met, and the debt would be assumed by that entity. In December 2016, the requirements were met, and the subsidiary and related debt were transferred to Litigation Capital, Inc. This transaction was recorded as a gain on sale of asset.

5. Convertible Notes Payable

On March 6, 2017, the Company closed on a private placement offering with institutional investors and one director pursuant to which the Company issued and sold the investors Senior Convertible Notes (the “Notes”) in the aggregate principal amount of $750,000, with an original issue discount of 5%, for gross proceeds to the Company of $712,500 prior to payment of $20,000 in reimbursement of legal fees of the lead investor. The Notes matured on September 3, 2017 with an initial interest rate of 8% and a default interest rate of 18% which became effective as of the maturity date. On the maturity date, the Company was obligated to repay an amount equal to 120% of outstanding principal and accrued interest. On the maturity date (and subsequently, if the holders elect to extend the maturity date), the investors may elect to convert the Notes into the common stock of the Company at $0.30 per share, subject to adjustment (the “Conversion Price”). As additional consideration, the Company issued the investors a total of 2,500,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the maturity date at $0.35 per share. The Company failed to pay the Notes on the maturity date, which date the investors did not elect to extend.

On August 18, 2017, the Company closed on an offering of convertible notes and warrants on terms substantially identical to the March 6, 2017 financing. The purchasers are the same investors as in the March financing except for one person who is a former director that did not participate in this financing. The Company received $60,000 in net proceeds from the issuance of $63,158 of convertible notes. Additionally, the Company issued the investors a total of 210,526 five-year warrants exercisable at $.35 per share. The Company failed to pay these convertible notes when due on September 3, 2017.

The March 6 and August 18, 2017 notes were converted on January 3, 2018 via an exchange agreement into Series E Preferred stock. See Note 11.

On October 27, 2017, the Company closed on an offering of convertible notes with two institutional investors in the principal amount of $70,000. These notes matured on November 29, 2017 and bear interest at 8% per annum. On the maturity date, the Company was obligated to repay an amount equal to 120% of the outstanding principal and accrued interest. The investors may elect to convert the notes into common stock of the Company at $.03 per share. The Company failed to pay these convertible notes when due.

On December 21, 2017, the Company closed on an offering with three institutional investors pursuant to which the Company issued and sold convertible notes in the aggregate principal amount of $703,947. These notes had an original issue discount of 5%, for proceeds to the Company in the amount of $668,750. The notes matured on January 20, 2018, bear interest at 8%, and require the repayment of 120% of principal and accrued interest at maturity. The investors may elect to convert the notes into common stock of the Company at $.03 per share.

On March 6, 2018, the holders of the October 27, 2017 and December 21, 2017 notes agreed to extend the due date of these notes to April 15, 2019. See Note 11.

The aggregate principal amount of the above described Notes is $1,587,105, which is shown in the accompanying balance sheet as of December 31, 2017, net of $22,291 debt discount, as Convertible notes payable-net. Accrued interest amounted to $321,824 as of that date and interest expense aggregated $376,085 for the year ended December 31, 2017.

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

On June 2, 2017, the Company entered into an agreement with an entity managed by a former director of the Company to provide services to the entity. A retainer deposit of $57,400 was received, and services were to be initiated within sixty days. As of December 31, 2017, the Company has not yet performed the services outlined in this agreement, and per its terms, will need to return the deposit. This amount is included in Short term advance–related party on the balance sheet. See Note 11.

During the year ended December 31, 2017, the Company received advances totaling $116,883 from a related party, an original Timefire, LLC investor. These advances are not evidenced by a promissory note, and are non-interest bearing. The amount is reflected as Demand obligation payable–related party on the balance sheet. See Note 11.

7. Income Taxes

The components of deferred tax assets at December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred Tax Assets

Net Operating Losses	$6,852,789	$9,577,046

Valuation Allowance	(6,852,789)	(9,577,046)

Net Deferred Tax Asset	$—	$—

Net operating loss carry forwards for tax purposes were approximately $28 million at December 31, 2017.  The losses generally will expire between 2017 and 2037. We used 24.56% and 37.63% effective tax rates for our projected available net operating loss carry-forwards as of December 31, 2017 and 2016, respectively. However, as a result of potential stock offerings and stock issuances in connection with acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a 100% valuation allowance in the amount of $6,852,789 at December 31, 2017 and $9,577,046 at December 31, 2016. The valuation allowance decreased by approximately $2,720,000 and increased by approximately $515,000 in the years ended December 31, 2017 and 2016, respectively.

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

Effective September 13, 2016, the Company entered into an employment agreement with its new President. The agreement was for a two year period at the rate of $150,000 per annum. The agreement could be automatically extended for additional terms of one year each unless terminated by either party. The Company is currently in default on this agreement, and the payroll for this officer accrued from July 8, 2017 until his resignation in October 2017. See Note 11.

Effective September 13, 2016, the Company entered into an employment agreement with its new Chief Strategy Officer, who was later named our Chief Executive Officer. The agreement was for a two year period at the rate of $150,000 per annum. The agreement could be automatically extended for additional terms of one year each unless terminated by either party. The Company is currently in default on this agreement, and the payroll for this officer accrued from May 16, 2017 until his resignation in October 2017. See Note 11.

Aggregate accrued payroll for these two former officers was approximately $106,000 as of December 31, 2017. Such amount is included in the accompanying balance sheet as of that date in Accounts payable and accrued expenses.

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  A concession of the first five months’ rent was provided.  After that time, the monthly rent will be $8,121 for months 6 through 17, and $8,375 for months 18 through 27.  Total rent to be paid over the course of the lease is being expensed on a straight-line basis over the period of the entire lease, creating a deferred rent liability of $19,230 as of December 31, 2017. Due to the Company’s financial difficulties, the landlord agreed to let the Company begin ratably applying their security deposit against their monthly rent payments due effective October 2017, providing for reduced rent payments of $5,347 per month through the remainder of the lease. The Company’s security deposit has been reduced to $33,500 as of December 31, 2017. Rent expense was $83,105 and $54,179 for the years ended December 31, 2017 and 2016, respectively. Future minimum lease payments under this agreement total $64,166 for 2018. See Note 11.

Other Agreements

On November 11, 2016, the Company entered into a six-month agreement with a firm to act as its corporate communications counsel. The monthly fee for these services was $6,500. Additionally, the Company issued 125,000 shares of common stock per this agreement for a total expense of $162,500.

On January 20, 2017, the Company entered into an agreement with a firm to provide their artificial intelligence conversational voice platform for integration into the Company’s product. Per the agreement, the Company issued 50,000 shares of common stock and was scheduled to make monthly payments towards a $127,500 integration fee. As of December 31, 2017, the Company had expensed $46,000, with $35,000 remaining in accounts payable. On January 3, 2018, the Company sold the virtual reality business and this payable, as well as any future obligations under the agreement, was relieved as part of this agreement. See Note 11.

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

On April 4, 2017, the Company entered into an agreement with a firm to provide management and general business consulting services. The term of the agreement is 24 months, and the firm will be compensated via the issuance of 1,000,000 shares of common stock. The shares will be expensed ratably over the term of the agreement. The value of the shares issued was estimated to be $210,000. Professional fees expense for the year ended December 31, 2017 includes $78,750 related to this agreement. The remaining $131,250 is reflected in the accompanying balance sheet as of December 31, 2017 as Prepaid expenses and other current assets.

9. Shareholders’ Deficit and Series A Preferred Stock

Common Stock

There is currently only one class of common stock. Each share common stock is entitled to one vote. The authorized number of shares of common stock of the Company at December 31, 2017 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 47,269,804 as of December 31, 2017.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

Series C

In 2014, the Board of Directors approved the issuance of Series C Preferred Stock ("Series C"). 900 Shares of Series C Preferred Stock were issued in exchange for 900 Shares of previously issued Series A Preferred Stock ("Prior Series A"). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. Each holder of Series C shall be entitled to one vote for each share of Series C held.  Holders cannot convert their Series C to the extent that after such conversion, they and their affiliates would beneficially own in excess of 9.99% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. In addition, certain holders subsequently agreed to reduce their beneficial ownership limitation to 2.49%. During the year ended December 31, 2016, holders of 275.46 shares of Series C converted them into 2,754,600 shares of our common stock. During the year ended December 31, 2017, holders of 113 shares of Series C converted them into 1,130,000 shares of our common stock. At December 31, 2017, there are 501.54 shares of Series C outstanding.

Series A-1

Effective August 24, 2016, the Board of Directors approved the issuance of Series A-1 Preferred Stock ("Series A-1"). The Company entered into agreements with certain note holders under which the note holders agreed to convert an aggregate of $229,170 in principal and accrued interest into a total of 20,371 shares of Series A-1 Preferred Stock. Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. The Series A-1 ranks senior to the common stock and junior to the Series C. Holders of Series A-1 are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. Holders cannot convert their Series A-1 to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company. During the year ended December 31, 2017, holders of 5447.39 shares of Series A-1 converted them into 544,739 shares of common stock. At December 31, 2017, there are 14,923 shares of Series A-1 outstanding.

Series A

Effective September 13, 2016, the Company closed on the SPA and the Board of Directors approved the issuance of a newly designated Series A Convertible Preferred Stock ("New Series A"). Pursuant to the SPA, the Company issued and sold approximately 133,334 shares of New Series A to certain investors for gross proceeds of $1,500,004 and 2,586,207 five-year warrants exercisable at $0.58 per share. The New Series A are convertible into 6,666,684 shares of common stock. Holders cannot convert their New Series A to the extent that after such conversion, they and their affiliates would beneficially own in excess of 2.49% of the Company’s common stock, which limitation is waivable upon 61 days’ notice to the Company.

The New Series A ranks senior to all other classes and series of the Company's capital stock. Holders of New Series A are entitled to receive dividends and vote together with holders of the common stock on an as-converted basis. At December 31, 2017, there are 133,334 shares of New Series A outstanding.

New Series A contains certain provisions that are outside the Company's control and which the Company believes cause the New Series A to be classified as mezzanine equity.

See Note 11 with respect to preferred stock.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2017 and 2016 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date

Balance of warrants at December 31, 2015	—

Issued per Merger Agreement (1)	2,800,000	$.58	9/9/2016	9/9/2021

Issued per Securities Purchase Agreement (2)	2,586,207	$.58	9/9/2016	9/9/2021

Balance of warrants at December 31, 2016	5,386,207
Issued per offering (3)	2,500,003	$.35	3/3/2017	9/3/2022
Issued per offering (4)	210,526	$.35	8/21/2017	2/21/2023
Balance of warrants at December 31, 2017	8,096,736

(1) On September 13, 2016, per the terms of the Merger Agreement (see Note 1), the Company issued five-year warrants at $.58 to purchase 2,800,000 shares of common stock to the original Timefire investors. The original fair value at the date of merger was $1,194,480, which was recorded as a derivative liability with the offset to additional paid-in capital. The fair value was measured again at December 31, 2016 and 2017 and totaled $2,283,204 and $67,452, respectively. The difference in value year over year was recorded as a change in the fair value of derivative.

(2) On September 13, 2016, per the terms of the SPA, the Company issued five-year warrants at $.58 to purchase 2,586,207 shares of common stock (see above). The original fair value at the date of the merger was $1,103,276, which was recorded as a derivative liability with the offset to additional paid-in capital. The fair value was measured again at December 31, 2016 and 2017 and totaled $2,108,871 and $62,302, respectively. The difference in value year over year was recorded as a change in the fair value of derivative.

(3) On March 3, 2017, per the terms of an offering (see Note 4), the Company issued warrants at $.35 to purchase 2,500,003 shares of common stock. The warrants may not be exercised for six months after their effective date of March 3, 2017. The warrants have an expiration date of five years after the initial six months have passed. The original fair value of these warrants on the date of issuance was $377,525. As of December 31, 2017, the fair value was $63,750, recorded as a derivative liability. The difference in value is recorded as a change in the fair value of derivative.

(4) On August 21, 2017, per the terms of an offering (see Note 4), the Company issued warrants at $.35 to purchase 210,526 shares of common stock. The warrants may not be exercised for six months after their effective date of August 21, 2017. The warrants have an expiration date of five years after the initial six months have passed. The original fair value of these warrants on the date of issuance was $7,516. As of December 31, 2017, the fair value was $5,490, recorded as a derivative liability. The difference in value is recorded as a change in the fair value of derivative.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. A total of 3,300,000 shares of our common stock have been reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights ("SARs"), restricted awards, or restricted stock units ("RSUs"). Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. As of December 31, 2017, 1,145,000 shares of common stock are available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit Agreement with its CEO which granted the CEO 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and was to be expensed over the vesting period. Effective January 31, 2017, this employment agreement was terminated and the RSUs became fully vested. The Company recorded $128,693 and $97,306 in expense in connection with this grant during the years ended December 31, 2017 and 2016, respectively.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its Chief Executive Officer and Chief Financial Officer per the 2016 Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $483,884 in expense related to this grant during the year ended December 31, 2017.

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

The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at December 31, 2017 are as follows:

Dividend yield – 0%	Expected life – 3.75 years
Risk-free interest rate - 1.98%	Volatility - 208.605%.

The assumptions used for the March 2017 warrants at December 31, 2017 are as follows:

Dividend yield – 0%	Expected life – 4.25 years
Risk-free interest rate - 2.20%	Volatility - 203.860%.

The assumptions use for the August 2017 warrants at December 31, 2017 are as follows:

Dividend yield – 0%	Expected life – 4.75 years
Risk-free interest rate - 2.20%	Volatility - 200.800%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at December 31, 2017.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$198,994	$198,994

11. Subsequent Events

Effective January 3, 2018, the Company entered into an Exchange Agreement (the “Exchange”) with investors in the Company’s previous private placements (the “Investors”) pursuant to which the Company issued 303,714 shares of the Company’s new Convertible Series E Preferred Stock (the “Series E”) in exchange for the cancellation of the following securities:

  133,333.69 shares of Series A Convertible Preferred Stock (extinguishing such series);
  14,923.30 shares of Series A-1 Convertible Preferred Stock (extinguishing such series);
  501.54 shares of Series C Convertible Preferred Stock (extinguishing such series);
  $650,000 of Senior Convertible Notes issued March 3, 2017;
  $63,158 of Senior Convertible Notes issued August 21, 2017; and
  Warrants to purchase 4,963,401.90 shares of our common stock

Each share of Series E has a stated value of $1,000 and is convertible into shares of our common stock at a conversion price of $1.00 per share (as adjusted for stock splits, stock dividends, stock combinations, recapitalizations and similar events). The Series E does not have any price protection from future issuances of securities by the Company at price below the conversion price then in effect.

On January 3, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) by and between the Company and Mitchell Saltz (“Saltz”). Pursuant to the terms of the Agreement, Saltz acquired all the membership interests of the Company’s subsidiary, Timefire LLC, an Arizona limited liability company (“TLLC”).

In consideration for entering in the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in nine months. Additionally, Saltz or TLLC assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Saltz to the Company, a certain $100,000 senior convertible note of the Company dated March 3, 2017, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company.

Effective January 3, 2018, the Company entered into an oral employment agreement (the “Read Agreement”) with the Company’s Chief Executive Officer (the “CEO”) Mr. Jonathan Read (“Read”). Under the terms of the Read Agreement the Company will pay Read an annual salary of $240,000 subject to his continued employment with the Company. Additionally, the Company paid Read compensation for his services as the Company’s CEO from October 20, 2017, to December 31, 2017, calculated as a pro-rata portion of an annual salary of $150,000. Additionally, on January 3, 2018 (the “Grant Date”) the Company’s board of directors (the “Board”) granted Read 15,000,000 stock options of which 5,000,000 vested on the Grant Date, 5,000,000 will vest one-year from the Grant Date, and 5,000,000 will vest two years from the Grant Date subject to continued employment with the Company.

On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000.

Effective January 3, 2018, the Company agreed to compensate Gary Smith for his service as a non-employee director by paying him $2,500 per calendar quarter effective as of July 10, 2017.

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. This purchase is the Company’s first material cryptocurrency purchase and signifies the start of the Company’s entry into the cryptocurrency business.

On January 18, 2018, the Company entered into an agreement for corporate communications counsel. The agreement is for an initial period of six months with a monthly fee of $5,000. Should the Company raise $2 million or more, the monthly fee increases to $7,500 per month. The Company will issue 1,000,000 shares of common stock per this agreement. They have not yet been issued as of the date of this report.

On January 22, 2018, the Company granted board member Gary Smith 1,000,000 stock options under the 2016 Equity Incentive Plan, exercisable at $.03 per share, vesting quarterly over one year beginning in three months subject to continued service as a director on each applicable vesting date.

On March 6, 2018 (the “Effective Date”), the Company closed on a private placement offering (the “Offering”) with institutional investors (the “Investors”) pursuant to which the Company issued and sold Senior Secured Convertible Notes (the “2018 Notes”) to the Investors in the aggregate principal amount of $1,052,632 with an original issue discount of 5%, and received gross proceeds of $1,000,000. The 2018 Notes mature on April 15, 2019 (the “Maturity Date”) and bear interest at 8% per annum. The 2018 Notes are secured by a first lien on all of the assets of the Company.

On the Maturity Date, the Company must repay an amount equal to 120% of the outstanding principal and accrued interest. Beginning on the six-month anniversary of the Effective Date, the Investors may elect to convert the 2018 Notes into common stock of the Company at $0.03 per share, subject to adjustment (the “Conversion Price”). In addition, the 2018 Notes are redeemable by the Company up to 90 days following issuance at an amount equal to 110% of outstanding principal and accrued interest, and thereafter at an amount equal to 120% of outstanding principal and accrued interest, subject in either case to upward adjustment to the extent the closing price of the Company’s common stock on the OTCQB exceeds the Conversion Price. As additional consideration, the Company issued the Investors a total of 35,087,720 five-year warrants (the “Warrants”) to purchase the Company’s common stock, which are exercisable on or after the six-month anniversary of the Effective Date at $0.06 per share. In addition, the Investors agreed to extend the due date of certain Notes described in Note 5 held by the Investors (which were past due), in the principal amount of approximately $770,000, to April 15, 2019.

Between January 5 and April 2, 2018, the Company issued 108,332,000 shares of common stock for the conversion of 108,332 shares of Series E Preferred.

On March 16, 2018, the Company entered into an Advisor Agreement (the “Agreement”) with a third party (the “Advisor”) and David Drake (“Drake”), a well-known consultant to the cryptocurrency industry. Under the terms of the Agreement, Drake was appointed to the Company’s Advisory Board and Drake and the Advisor agreed to assist the Company in the implementation and execution of its cryptocurrency business model, including initiation of its mining business and recommending to the Company potential acquisitions and joint ventures in this sector. Drake is required to devote at least three business days per month to assisting the Company. The Company agreed to issue the Advisor 6,666,666 shares of common stock valued at $0.03 per share, which shares shall vest quarterly over a 12-month period subject to the Agreement not having been terminated as of each applicable vesting date. The Company also agreed to issue the Advisor 6,666,666 3-year warrants exercisable at $0.05 per share vesting quarterly over a one-year period with the same vesting contingency. The Company agreed to pay the Advisor a royalty from revenues received from its mining of cryptocurrency with the royalties decreasing over a five-year period. Finally, the Company agreed to reimburse the Advisor $5,000 a month for the services of an engineer to operate the Company’s cryptocurrency mining business.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2017 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

Item 9A. Controls and Procedures.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our Board who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of 2018.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

34

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required is incorporated by reference from the Company’s Proxy Statement which will be filed within 120 days of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation.

The information required is incorporated by reference from the Company’s Proxy Statement which will be filed within 120 days of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required is incorporated by reference from the Company’s Proxy Statement which will be filed within 120 days of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required is incorporated by reference from the Company’s Proxy Statement which will be filed within 120 days of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services.

The information required is incorporated by reference from the Company’s Proxy Statement which will be filed within 120 days of the fiscal year ended December 31, 2017.

35

Item 15.  Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger***	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
4.1	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
4.2	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
10.1	Form of Merger Warrant dated September 7, 2016	8-K	9/13/16	4.2
10.2	From of Investor Warrant dated September 7, 2016	8-K	9/13/16	4.3
10.3	Form of Senior Secured Promissory Note	8-K	1/4/18	4.1
10.4	Form of Warrant dated March 6, 2018	8-K	3/7/18	10.3
10.5	Form of Securities Purchase Agreement	8-K	3/7/18	10.1
10.6	Form of Senior Secured Convertible Note	8-K	3/7/18	10.2

10.7	Form of Exchange Agreement***	8-K	1/4/18	10.1
10.8	Form of Membership Interest Purchase Agreement***	8-K	1/4/18	10.2
10.9	Form of Securities Purchase Agreement***	8-K	12/22/17	10.1
10.10	Form of Senior Secured Convertible Promissory Note	8-K	12/22/17	10.2
10.11	Form of Note dated October 30, 2017 ***				Filed
10.12	Form of Security Agreement dated October 30, 2017***				Filed
10.13	Form of Guaranty Agreement dated October 30, 2017***				Filed
10.14	2016 Equity Incentive Plan, as amended				Filed
10.15	Form of Securities Purchase Agreement***	8-K	8/23/17	10.1
10.16	Form of Senior Convertible Note	8-K	8/23/17	10.2
10.17	Form of Warrant	8-K	8/23/17	10.3
10.18	Form of Non-Qualified Stock Option Agreement	10-Q	8/21/17	10.1
10.19	Jonathan Read Severance Agreement dated January 31, 2017*	10-K	4/7/17	10.14
10.20	Form of Securities Purchase Agreement dated March 3, 2017***	8-K	3/7/17	10.1
10.21	Form of Senior Convertible Note dated March 3, 2017***	8-K	3/7/17	10.2
10.22	Form of Warrant dated March 3, 2017***	8-K	3/7/17	10.3
10.23	Form of Convertible Promissory note dated July 15, 2016	8-K	7/27/16	10.1
10.24	Form of Exchange Agreement dated August 24, 2016***	8-K	8/30/16	10.1
10.25	Form of Convertible Promissory Note dated August 30, 2016	8-K	9/6/16	10.1
10.26	Employment Agreement – John Wise*	8-K	9/13/16	10.2
10.27	Employment Agreement – Jeffrey Rassas*	8-K	9/13/16	10.3
10.28	Restricted Stock Unit Agreement – Jonathan Read	8-K	9/13/16	10.5
10.29	Securities Purchase Agreement dated September 7, 2016***	8-K	9/13/16	10.6
10.30	Registration Rights Agreement dated September 7, 2016***	8-K	9/13/16	10.7
10.31	Form of Agreement and Mutual Release dated as of July 21, 2016	10-Q	11/8/16	10.11
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this Report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this Report, Attention: Corporate Secretary.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

36

SIGNATURES

 In accordance the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMEFIREVR INC.

Date: April 9, 2018

	By:	/s/ Jonathan Read
Jonathan Read
Chief Executive Officer & Director

/s/ Jessica L. Smith
Jessica L. Smith
Chief Financial Officer & Principal Accounting and Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2018.

Signatures	Title	Date

/s/ Jonathan Read	Director	April 9, 2018
Jonathan Read

/s/ Gary Smith	Director	April 9, 2018
Gary Smith

37