Form 10-K/A
period 2017-12-31
TimefireVR Inc.
filed 2018-04-30
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

(Amendment No. 1)

_________________

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from: ______ to ______

Commission File Number 814-00175

TimefireVR Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 E. Camelback Rd. Suite 444
Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (602)-617-8888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $936,180.

The number of shares outstanding of the registrant’s common stock, as of April 30, 2018, was approximately 182,047,249 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2018. We are filing this Amendment to amend Part III of the 2017 Form 10-K to include the information required by and not included in Part III of the 2017 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the 2017 Form 10-K. The 2017 Form 10-K continues to speak as of the date of the 2017 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2017 Form 10-K other than as expressly indicated in this Amendment.

Unless the context requires otherwise, the terms “Timefire,” the “Company,” “we,” “us” and “our” refer to TimefireVR Inc.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers.

Directors

Name	Age	Position
Jonathan Read	60	Chairman
Gary Smith	65	Director

Executive Officers

Name	Age	Position
Jonathan Read	60	Chief Executive Officer
Jessica Smith	39	Chief Financial Officer

Executive Officer and Director Biographies

Jonathan Read - Mr. Read, age 60, has been the Chief Executive Officer, Secretary, and Treasurer of the Company since October 20, 2017 and a director of the Company since August 18, 2017. Mr. Read was appointed as a director for his prior experience with the Company and another public company. Since July 14, 2017, Mr. Read has served as a director of BTCS Inc. From November 1, 2015 to January 31, 2017, Mr. Read was Chief Executive Officer and a director of the Company. Since 2013 Mr. Read has been Managing Partner of Quadratam1 LLC, a Scottsdale, Arizona based firm specializing in providing financial and organizational consulting services for growth-stage companies in the United States and China. From 2005 through 2012, Mr. Read was the Chief Executive Officer and a director of ECOtality, Inc., a San Francisco based Company he founded. In 2013, ECOtality, Inc. filed for Chapter 11 bankruptcy protection. In 2014, Mr. Read filed for bankruptcy personally.

Jessica Smith - Ms. Smith has been the Company’s Chief Financial Officer since September 2016. Ms. Smith is a certified public accountant in the State of Arizona. Ms. Smith has served as the Chief Financial Officer of Item 9 Labs Corp., formerly Airware Labs Corp. (OTCQB: INLB), since December 2012 and as its Secretary and Treasurer since January 2013. Since 2008, she has provided companies with part-time accounting and financial consulting services through her company, JS Accounting & Tax, PLLC.

Gary Smith - Mr. Smith, age 65, has been a director of the Company since July 2017. Mr. Smith was appointed as a director by one of the Company’s investors which had rights to designate a director. Mr. Smith has served as Chief Executive Officer and director of NIT Enterprises, Inc. since July 2014. From June 2013 to July 2015 he also served as Chief Executive Officer and director of Radiant Creations Group, Inc.

Family Relationships

There are no family relationships among our directors and executive officers.

Director Independence

Mr. Read is not independent in accordance with rules of the New York Stock Exchange (the “NYSE”) due to his employment as an executive officer of the Company. The Company has determined that Mr. Smith is independent in accordance with the NYSE rules for director independence.

Board committees and charters

The Company does not have a separately-designated standing audit committee, compensation committee, or nominating committee. The Company currently lacks sufficient independent directors to maintain committees consistent with proper corporate governance standards. The Board has not determined that the Company has an audit committee financial expert serving on the Board. The Company intends to identify and appoint a financial expert if needed in the future.

Number of meetings of the board for fiscal year 2017

For 2017, the Board had four meetings and acted by unanimous written consent on 10 occasions. There were no directors who attended fewer than 75 percent of the total meetings or committee meetings of the Board for 2017.

Board diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors, the Board seeks individuals with experience on operating and growing businesses.

Board leadership structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for the Company. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – implementing the Company’s business and marketing plan and accelerating the Company’s growth – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

Board responsibilities

The Board oversees, counsels, and directs management in regard to the long-term interests of the Company and its shareholders. The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of the Company. The Board is not involved in the operating details on a day-to-day basis.

Board risk oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its independent director access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Jonathan Read works closely together with the other member of the Board once material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent director may conduct the assessment. Presently, the primary risk affecting us is the Company’s liquidity, the difficulty in consummating acquisitions due to the low stock price resulting from continual sales by one investor, and the Company’s ability to generate revenue.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior. The Company will provide a copy, without charge, to anyone that requests one in writing to TimefireVR Inc., dba/ Teraforge, 7150 E. Camelback Rd., Suite 444, Scottsdale AZ  85251.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and changes in ownership of the Company’s common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms filed, we believe that the following current and former officers, directors and 10% beneficial owners failed to comply with Section 16(a) as of the end of fiscal year 2017 for the following occurrences: Gary Smith (1 transaction), Jonathan Read (1 transaction), Jessica Smith (1 transaction), Jeffrey Rassas (1 transaction), Lou Werner III (2 transactions).

Communication with the Company’s Board

Although the Company does not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at TimefireVR Inc., Dba/ Teraforge, 7150 E. Camelback Rd., Suite 444, Scottsdale AZ  85251, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11.  Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer), former Chief Executive Officer, and former President during 2017. We refer to these persons as the “Named Executive Officers.”

2017 Summary Compensation Table

		Salary	Stock awards	Option Awards	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)
Jonathan Read	2017	41,625	—	—	41,625
Chief Executive Officer (2)	2016	80,634	226,000	—	306,634
Jeffrey Rassas	2017	121,058	—	310,759	431,817
Former Chief Executive Officer (3)	2016	67,634	—	—	67,634
John Wise	2017	119,904	—	—	119,904
Former President (4)	2016	65,634	—	—	65,634

(1) Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 of the Financial Statements to our Form 10-K for the year ended December 31, 2017.

(2) Mr. Read was appointed as the Chief Executive Officer on October 20, 2017 and previously served as the Chief Executive Officer from November 2015 until January 31, 2017.

(3) Mr. Rassas was appointed Chief Executive Officer on January 31, 2017 and resigned on October 20, 2017.

(4) Mr. Wise was appointed President on September 13, 2016, and resigned on October 17, 2017.

Named Executive Officer Employment and Compensation Agreements

Effective January 3, 2018, the Company entered into an oral employment agreement (the “Read Agreement”) with Jonathan Read. Under the terms of the Read Agreement the Company pays Mr. Read an annual salary of $240,000. Additionally, the Company paid Mr. Read compensation for his services as the Company’s Chief Executive Officer from October 20, 2017, to December 31, 2017, calculated as a pro-rata portion of an annual salary of $150,000. Additionally, on January 3, 2018 the Board granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, 5,000,000 will vest one-year from the grant date, and 5,000,000 will vest two years from the grant date subject to continued employment with the Company.

Effective September 13, 2016, the Company entered into an employment agreement with John Wise. The agreement was for a two year period at the rate of $150,000 per annum. Mr. Wise resigned on October 17, 2017.

Effective September 13, 2016, the Company entered into an employment agreement with Jeffrey Rassas, who was later named our Chief Executive Officer. The agreement was for a two year period at the rate of $150,000 per annum.  Mr. Rassas resigned on October 20, 2017.

Effective January 3, 2018, the Company agreed to compensate Gary Smith for his service as a non-employee director by paying him $2,500 per calendar quarter effective as of July 10, 2017.

Termination and Change of Control Provisions

None of our current executive officers’ employment agreements provide for any payments in connection with termination or Change of Control. None of our current executive officers would be entitled to any other benefits, including accelerated equity vesting, in the event of termination under various circumstances.

Outstanding Equity Awards at Fiscal Year-End

The following table provides the outstanding equity awards held by our Named Executive Officers at the end of fiscal year 2017.

Option awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option
Name	(#) exercisable	(#) exercisable	(#)	($)	expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Jeffrey Rassas	216,667	—	—	$0.50	1/20/2022 (1)

(1) In accordance with the terms of the 2016 Plan, as defined below, these options are exercisable for up to one-year from the date of Mr. Rassas’s resignation.

Equity compensation plan information

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. As of December 31, 2017, a total of 3,300,000 shares of our common stock were reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of 10 years, unless sooner terminated by the Board. As of December 31, 2017, 1,145,000 shares of common stock were available for issuance under the 2016 Plan.

In March 2018, the Board amended the Company’s 2016 Equity Incentive Plan, effective January 2018, by increasing the authorized number of shares available under the plan by 30,000,000.

The following table provides the equity compensation plan information as of December 31, 2017.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders*	2,155,000	$0.50	1,145,000
Total	2,155,000	$0.50	1,145,000

* As of December 31, 2017, under the 2016 Equity Incentive Plan.

Director Compensation for the fiscal year ending December 31, 2017

Our non-employee directors are eligible to receive compensation for their services as directors of the Company. Apart from compensation paid to Gary Smith, the Company did not pay compensation to its directors for fiscal year 2017. The following table provides the compensation, paid to directors of the Company for fiscal year 2017.

	Fees Earned or
	paid in cash	Total
Name	($)	($)
Gary Smith	2,500	2,500

(1) Represents the grant date fair value of an  option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 of our Consolidated Financial Statements on our Form 10-K for the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of April 30, 2018 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: TimefireVR Inc., Dba/ Teraforge, 7150 E. Camelback Rd., Suite 444, Scottsdale AZ  85251, Attention: Corporate Secretary.

Class Type	Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage Beneficially Owned
Officers and Directors
Common Stock	Jonathan R. Read Chief Executive Officer and Chairman of the Board (2)	5,000,000	2.7%
Common Stock	Jeffrey Rassas, Former Chief Executive Officer (3)	15,166,506	8.3%
Common Stock	John Wise Former President (4)	16,477,315	9.0%

Common Stock	Gary Smith (5) Director	250,000	*
Common Stock	All Named Executive Officers and Directors as a Group – 4 members	36,893,821	20.1%
5% Shareholders

(1) Applicable percentages are based on 182,047,249 shares of common stock outstanding as of April 30, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2)  Read. Includes 5,000,000 shares of common stock underlying stock options.

(3) Rassas. Includes 504,924 shares of common stock and 216,667 stock options held by Mr. Rassas directly and 14,410,826 shares of common stock and 34,089 warrants to purchase shares of common stock held by Hayjour Family LP (“Hayjour”). Mr. Rassas is the general partner of Hayjour for which the address is 10799 N. 90th St., Suite 200, Scottsdale AZ 85260.

(4) Wise. Includes 7,452,951 shares of common stock and 2,046,413 warrants to purchase shares of common stock held by Mr. Wise and 6,977,951 shares of common stock held by Mr. Wise’s spouse Caroline Wise, which Mr. Wise is deemed to beneficially own.

(5) Smith. Represents 250,000 shares of common stock underlying stock options.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to Employment and Consulting Agreements disclosed elsewhere in this Amendment, we engaged in the following transactions with our executive officers and directors.

On March 6, 2017, the Company closed a private placement of Convertible Notes and Warrants offering that included a then Company director, Mr. Lou Werner III, as an investor. This investor’s Note was for $100,000. The Company’s obligation under the Note was cancelled on January 3, 2018 as described below.

On June 2, 2017, the Company entered into an agreement with an entity managed by a former director of the Company to provide services to the entity. A retainer deposit of $57,400 was received, and services were to be initiated within sixty days. The Company’s obligation under the debt was cancelled on January 3, 2018 as described below

During the year ended December 31, 2017, the Company received advances totaling $116,883 from a related party, an original investor in the Company’s subsidiary, Timefire LLC (“TLLC”). The Company’s obligation under the debt was cancelled on January 3, 2018 as described below.

On January 3, 2018, the Company effected the sale of TLLC to a group which included its former owners including two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in September 2018. In addition, $216,883 of Notes payable were cancelled consisting of $100,000 Convertible Note issued to Lou Werner III, and the $116,883 from a related party, referred to above. The sale of TLLC is discussed further in the 2017 Form 10-K.

On January 22, 2018, the Company granted Gary Smith 1,000,000 stock options under the 2016 Equity Incentive Plan, exercisable at $0.03 per share, vesting quarterly over a one-year period, with the first vesting date being three months from the grant date, subject to continued service as a director on each applicable vesting date.

See “Director Independence” above for disclosure regarding director independence.

Item 14.  Principal Accounting Fees and Services.

Principal Accounting Fees and Services

All of the services provided and fees charged by Berkower LLC, our principal accountant. The following table shows the fees paid to Berkower LLC for the fiscal year ended December 31, 2017 and to Berkower LLC and John Scrudato CPA, the Company's former independent registered public accountant, for the year ended December 31, 2016.

	Year Ended December 31, 2017 ($)	Year Ended December 31, 2016 ($)
Audit Fees (1)	31,500	20,500
Audit Related Fees (2)	0	613
Tax Fees	0	0
All Other Fees	0	0
Total	31,500	21,113

———————

(1) Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements. Consists of $11,000 paid to Berkower LLC and $9,500 paid to John Scrudato.

(2) Audit related fees – these fees relate to audit related consulting. Represents $613 paid to Berkower LLC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The exhibits listed on the accompanying Exhibit Index are filed as part of this Amendment.

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TimefireVR Inc.

Date: April 30, 2018	By:	/s/ Jonathan Read
Jonathan Read
Chief Executive Officer

Date: April 30, 2018	By:	/s/ Jessica Smith
Jessica Smith
Chief Financial Officer

