Form 10-Q
period 2018-03-31
TimefireVR Inc.
filed 2018-05-21
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(602)-617-8888

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

As of May 18, 2018, there were 209,218,470 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

TIMEFIREVR INC.
BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,161,773	$559,237
Investment in ether	43,400	—
Note receivable	120,000	—
Interest receivable	1,800	—
Accounts receivable	—	38
Prepaid expenses and other current assets	189,269	131,250
Total current assets	1,516,242	690,525

Other Assets:
Property and equipment, net	51,237	26,128
Deposit	—	33,500
Total Assets	$1,567,479	$750,153

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$73,494	$349,469
Demand obligation payable - related party	—	116,883
Convertible notes payable, net	1,777,326	1,564,814
Accrued interest	200,154	321,824
Short-term advance - related party	—	57,400
Total current liabilities	2,050,974	2,410,390

Long Term Liabilities:
Derivative liabilities	338,088	198,994
Total long term liabilities	338,088	198,994

Total liabilities	2,389,062	2,609,384

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 0 and 133,334 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively. Stated at redemption value.	—	1,500,004

Shareholders' Deficit:
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 0 and 14,923 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	149
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Preferred Series C stock, par value $.01 per share, 0 and 502 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	5
Preferred Series E stock, par value $.01 per share, 195,382 and 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,954	—
Obligation to issue common stock	7,667	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 155,601,804 and 47,269,804 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	155,602	47,270
Additional paid-in capital	2,205,830	(666,101)
Accumulated deficit	(3,192,636)	(2,740,558)
Total shareholders' deficit	(821,583)	(3,359,235)

Total Liabilities and Shareholders' Deficit	$1,567,479	$750,153

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$—	$—

Operating expenses:
Occupancy	3,095	—
Depreciation and amortization	868	—
Officer compensation	276,490	141,195
Professional fees	290,084	217,201
Other operating expenses	65,968	92,376
Total operating expenses	636,505	450,772

Loss from operations	(636,505)	(450,772)

Other income (expense):
Change in fair value of derivative liabilities	(268,928)	2,623,178
Loss in fair value of ether	(56,600)	—
Interest income	1,841	—
Interest expense	(162,134)	(31,491)
Total other income (expense)	(485,821)	2,591,687

Income (loss) from continuing operations	(1,122,326)	2,140,915

Gain on disposal of Timefire, LLC	670,428	—
Loss from discontinued operations	(180)	(712,223)
Income (loss) from discontinued operations	670,248	(712,223)

Income tax expense	—	—

Net income (loss)	$(452,078)	$1,428,692

Basic net income (loss) per common share	$(0.00)	$0.03
Diluted net income (loss) per common share	$(0.00)	$0.02

Basic weighted average common shares outstanding	114,181,237	44,864,716

Diluted weighted average common shares outstanding	114,181,237	69,244,021

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017

Operating Activities:
Net income (loss) from continuing operations	$(1,122,326)	$2,140,915
Net income (loss) from discontinued operations	670,248	(712,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	868	3,152
Common stock issued for services	71,339	32,500
Warrants and options issued for services	348,587	265,558
Change in derivative liabilities	268,928	(2,623,178)
Loss in fair value of ether	56,600	—
Restricted stock units issued for services	—	128,693
Interest expense from amortization of debt discount	25,670	5,910
Straight line non-cash rent expense	—	32,147
Gain on sale of subsidiary	(670,428)	—
Changes in operating assets and liabilities:
Interest receivable	(1,800)	—
Prepaid expenses and other current assets	(58,019)	(91,076)
Escrow fund	—	59,386
Deposits	—	78,000
Accrued interest	136,645	28,936
Accounts payable and accrued expenses	(71,166)	24,614
Net Cash Used in Operating Activities	(344,854)	(626,666)

Investing Activities:
Purchases of property and equipment	(52,105)	—
Proceeds from sale of subsidiary net of subsidiary cash	99,495	—
Purchases of ether	(100,000)	—
Net Cash Used in Investing Activities	(52,610)	—

Financing Activities:
Net proceeds from convertible notes payable	1,000,000	617,500
Net proceeds from convertible notes payable - related party	—	95,000
Net Cash Provided by Financing Activities	1,000,000	712,500

Net Increase in Cash	602,536	85,834

Cash - Beginning of Period	559,237	225,379

Cash - End of Period	$1,161,773	$311,213

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series E Preferred for Series A, A-1 and C Preferred and warrants	$1,629,992	$—
Issuance of Series E Preferred for convertible debt and accrued interest	$939,966	$—
Conversion of Series E Preferred stock to common stock	$108,332	$—
Conversion of Series C Preferred stock to common stock	$—	$1,300
Conversion of Series A-1 Preferred stock to common stock	$—	$3,752
Note receivable from sale of subsidiary	$120,000	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$92
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization and Reorganization

Effective September 13, 2016, TimefireVR Inc., a Nevada corporation (“Timefire,” “we,” “us,” “our” or the “Company”) entered into an Agreement and Plan of Merger (“Merger Agreement” or the “Merger”) through which it acquired Timefire LLC, a Phoenix-based virtual reality content developer and Arizona Limited Liability Company (“TLLC”). As consideration for the Merger, the Company issued the equity holders of TLLC a total of 41,400,000 shares of its common stock, and 2,800,000 five-year warrants exercisable at $0.58 per share for 100% of the membership interests of TLLC. As a result, the former members of TLLC owned approximately 99% of the then outstanding shares of common stock.

On January 3, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) by and between the Company and Mitchell Saltz (“Saltz”). Pursuant to the terms of the Agreement, Saltz acquired all the membership interests of the Company’s subsidiary, Timefire LLC (“TLLC”).

In consideration for entering in the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest maturing in nine months. Additionally, Saltz or TLLC assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Saltz to the Company, a certain $100,000 senior convertible note of the Company dated March 3, 2017, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company.

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. This purchase is the Company’s first material cryptocurrency purchase and signifies the start of the Company’s entry into the cryptocurrency business. The Company records its ether holdings at fair value per Coindesk.com as of the valuation date, and as a result, $56,600 in loss on fair value of ether was recorded for the three months ended March 31, 2018.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2018 and 2017, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”). However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2018 and the results of its operations and its cash flows for the periods ended March 31, 2018 and 2017. These results are not necessarily indicative of the results expected for the year ended December 31, 2018. The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements included in that filing.

Principles of Consolidation

For accounting purposes, the Merger transaction was recorded as a reverse recapitalization, with TLLC as the accounting acquirer. Consequently, the historical pre-Merger financial statements of TLLC were then those of the Company. The financial statements for periods December 31, 2017 and prior include the accounts of the Company and TLLC. All significant intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee's activities are accounted for using the equity method where applicable.

Reclassifications

Certain reclassifications have been made in the March 31, 2017 financial statements to conform to the current period presentation, primarily relating to segregating continuing and discontinued operations. The reclassified financial statement items had no effect on net income for the period. For the three months ended March 31, 2017, the Company’s Statement of Operations and Cash Flows have been reclassified to the current presentation to reflect the discontinued operations resulting from the sale of TLLC.

Discontinued Operations

The Company has classified the operating results related to the TLLC virtual reality business, which was sold on January 3, 2018, as discontinued operations in the financial statements. As per SEC guidelines, the December 31, 2017 balance sheet has not been retrospectively adjusted to reflect discontinued operations. Such adjustment will be reflected when the December 31, 2017 balance sheet is first presented with annual financial statements that report discontinued operations.

Discontinued operations consist of specifically identified expenses as follows:

	Three Months Ended
	March 31,	March 31,
	2018	2017

Revenues	$—	$—

Operating expenses:
Research and development	—	448,891
Occupancy	—	23,207
Depreciation and amortization	—	3,152
Officer compensation	—	212,856
Professional fees	—	500
Other operating expenses	—	20,171
Total operating expenses	—	708,777

Loss from operations	—	(708,777)

Other income (expense):
Gain on disposal of Timefire, LLC	670,428	—
Interest income	—	2
Interest expense	(180)	3,448
Total other income (expense)	670,248	(3,446)

Income (loss) from continuing operations	670,248	(712,223)

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates. Significant estimates of the Company include accounting for depreciation and amortization, derivative liabilities, accruals and contingencies, the fair value of the Company’s common stock and the estimated fair value of warrants.

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

Impairment of Long-Lived Assets and Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset and amortizable intangible asset to be held and used. Long-lived assets and amortizable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset and amortizable intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets and amortizable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2018.

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

Net Income (Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of March 31, 2018 and 2017, there were total shares of 258,424,724 and 24,379,305, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liabilities

The Company issued common stock purchase warrants in September 2016 in conjunction with the Merger Agreement.  Additional warrants were issued in March and August 2017 as part of private placement offerings. Warrants were also issued in March 2018 as part of a private placement offering (see Note 5) and per an advisory agreement (see Note 7). In accordance with ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders. Corresponding changes in the fair value of the warrants are recognized as a gain or loss on the Company’s Statements of Operations in each subsequent period.

The fair value of the warrants at March 31, 2018 and December 31, 2017 was $338,088 and 198,994, respectively. The difference has been recorded as a change in change in fair value of derivatives.

2.	Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s selling activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these factors include the issuances of debt in exchange for cash such as that which is described in Note 5, Convertible Notes Payable.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining additional financing. If this is not achieved, the Company will be unable to obtain sufficient cash flow to fund its operations and obligations, and as a result there is substantial doubt the Company will be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

3.	Gain on Disposal of Timefire LLC

As discussed in Note 1, on January 3, 2018, the Company entered into the Agreement. Pursuant to the terms of the Agreement, Mr. Saltz acquired all the membership interests of TLLC.

In consideration for entering into the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in nine months. Additionally, Mr. Saltz and TLLC each assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Mr. Saltz to the Company, a certain $100,000 senior convertible note from the March 2017 Notes, as defined below, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company. Total gross proceeds from the sale were $220,000, including the cash payment and secured promissory note, plus $510,599 in liabilities relieved, less $60,171 of assets sold to TLLC resulted in a gain on disposal of $670,428.

Assets sold:
Cash	(505)
Property & equipment, net	(26,128)
Accounts receivable	(38)
Deposit	(33,500)
(60,171)

Liabilities relieved:
Accounts payable & accrued expenses	204,809
Demand obligation payable - related party	116,883
Convertible notes payable	100,000
Accrued interest	31,507
Short-term advance - related party	57,400
510,599

Additional consideration:
Note receivable	120,000
Cash	100,000
220,000

Gain on disposal of Timefire, LLC	670,428

The gain on disposal is included in the income from discontinued operations on the profit and loss statement for the three months ended March 31, 2018.

4.	Investment in Ether

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. The fair value of ether on March 31, 2018 was $43,400 and the Company took a charge to operations of $56,600 in the three months ended March 31, 2018.

5.	Convertible Notes Payable

On March 6, 2017, the Company closed on a private placement offering with institutional investors and one of the Company’s former directors pursuant to which the Company issued and sold the investors senior convertible notes (the “March 2017 Notes”) in the aggregate principal amount of $750,000, with an original issue discount of 5%, for gross proceeds to the Company of $712,500 prior to payment of $20,000 in reimbursement of legal fees of the lead investor. The March 2017 Notes matured on September 3, 2017 with an initial interest rate of 8%, and a default interest rate of 18% which became effective as of the maturity date. On the maturity date, the Company was obligated to repay an amount equal to 120% of outstanding principal and accrued interest. On the maturity date (and subsequently, if the holders elect to extend the maturity date), the investors may elect to convert the Notes into the common stock of the Company at $0.30 per share, subject to adjustment (the “Conversion Price”). As additional consideration, the Company issued the investors a total of 2,500,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the maturity date at $0.35 per share. The Company failed to pay the March 2017 Notes on the maturity date, which date the investors did not elect to extend.

On August 18, 2017, the Company closed on an offering of convertible notes and warrants on terms substantially identical to the March 6, 2017 financing. The purchasers are the same investors as in the March 2017 Notes except for the former director who did not participate in this financing. The Company received $60,000 in net proceeds from the issuance of $63,158 of convertible notes (the “August 2017 Notes”). Additionally, the Company issued the investors a total of 210,526 five-year warrants exercisable at $.35 per share. The Company failed to pay the August 2017 Notes when due on September 3, 2017.

The March 2017 Notes and August 2017 Notes and accompanying warrants were converted on January 3, 2018 into Series E Preferred stock. See Note 8.

On October 27, 2017, the Company closed on an offering of convertible notes with two institutional investors in the principal amount of $70,000 (the “October 2017 Notes”). The October 2017 Notes matured on November 29, 2017 and bear interest at 8% per annum. On the maturity date, the Company was obligated to repay an amount equal to 120% of the outstanding principal and accrued interest. The investors may elect to convert the October 2017 Notes into common stock of the Company at $.03 per share. The Company failed to pay these October 2017 Notes when due.

On December 21, 2017, the Company closed on an offering with three institutional investors pursuant to which the Company issued and sold convertible notes in the aggregate principal amount of $703,947 (the “December 2017 Notes”). The December 2017 Notes had an original issue discount of 5%, for proceeds to the Company in the amount of $668,750. The notes matured on January 20, 2018, bear interest at 8%, and require the repayment of 120% of principal and accrued interest at maturity. The investors may elect to convert the December 2017 Notes into common stock of the Company at $.03 per share.

On March 6, 2018, the holders of the October 2017 Notes and December 2017 Notes agreed to extend the due date of these notes to April 15, 2019 as discussed below.

On March 6, 2018, the Company closed on a private placement offering with institutional investors pursuant to which the Company issued and sold Senior Secured Convertible Notes (the “2018 Notes”) to the Investors in the aggregate principal amount of $1,052,632 with an original issue discount of 5% and received gross proceeds of $1,000,000. The 2018 Notes mature on April 15, 2019 and bear interest at 8% per annum. The 2018 Notes are secured by a first lien on all of the assets of the Company. On the maturity date, the Company must repay an amount equal to 120% of the outstanding principal and accrued interest. Beginning on the six-month anniversary of the issuance of the 2018 Notes, the investors may elect to convert the 2018 Notes into common stock of the Company at $0.03 per share, subject to adjustment. In addition, the 2018 Notes are redeemable by the Company up to 90 days following issuance at an amount equal to 110% of outstanding principal and accrued interest, and thereafter at an amount equal to 120% of outstanding principal and accrued interest, subject in either case to upward adjustment to the extent the closing price of the Company’s common stock on the OTCQB exceeds the Conversion Price. As additional consideration, the Company issued the investors a total of 35,087,720 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the six-month anniversary of the issuance at $0.06 per share. In addition, the Investors agreed to extend the due date of the October 2017 Notes and December 2017 Notes.

The aggregate principal amount of the above described notes is $1,826,579, which is shown in the accompanying balance sheet as of March 31, 2018, net of $49,253 debt discount, as convertible notes payable-net. Accrued interest amounted to $200,154 as of that date and interest expense aggregated $162,314 for the three months ended March 31, 2018.

6.	Related Party Transactions

On March 6, 2017, the Company issued one of the March 2017 Notes to a former director as an investor for $100,000. The Company’s obligation under the March 2017 Notes was cancelled on January 3, 2018 as described below.

On June 2, 2017, the Company entered into an agreement with an entity managed by a former director of the Company to provide services to the entity. A retainer deposit of $57,400 was received, and services were to be initiated within sixty days. The Company’s obligation under this agreement was cancelled on January 3, 2018 as described below.

During the year ended December 31, 2017, the Company received advances totaling $116,883 from a related party, an original TLLC investor. These advances are not evidenced by a promissory note, and are non-interest bearing. The Company’s obligation to repay this amount was cancelled on January 3, 2018 as described below.

On January 3, 2018, the Company effected the sale of TLLC to a group of persons including TLLC’s former owners and two of the Company’s former executive officers and directors.

7.	Commitments and Contingencies

Employment Agreements

Effective September 13, 2016, the Company entered into an employment agreement with its former President, John Wise. The agreement was for a two year period at the rate of $150,000 per annum. The Company was in default on this agreement, and the payroll for this officer accrued from July 8, 2017 until his resignation in October 2017.

Effective September 13, 2016, the Company entered into an employment agreement with its former Chief Strategy Officer, who was later named Chief Executive Officer, Jeffrey Rassas. The Company was in default on this agreement, and the payroll for this officer accrued from May 16, 2017 until his resignation in October 2017.

Aggregate accrued payroll for these two former officers was approximately $106,000 as of December 31, 2017. These obligations were cancelled on January 3, 2018 as part of the sale of TLLC.

Effective January 3, 2018, the Company entered into an oral employment agreement (the “Read Agreement”) with the Company’s current Chief Executive Officer (the “CEO”), Jonathan Read. Under the terms of the Read Agreement the Company is paying Mr. Read an annual salary of $240,000 subject to his continued employment with the Company. Additionally, the Company paid Mr. Read compensation for his services as the Company’s CEO from October 20, 2017, to December 31, 2017, calculated as a pro-rata portion of an annual salary of $150,000. Additionally, on January 3, 2018 (the “Grant Date”) the Company’s Board of Directors (the “Board”) granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the Grant Date, 5,000,000 will vest one-year from the Grant Date, and 5,000,000 will vest two years from the Grant Date subject to continued employment with the Company.

Effective January 3, 2018, the Company agreed to compensate Gary Smith for his service as a non-employee director by paying him $2,500 per calendar quarter effective as of July 10, 2017.

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  As part of the sale of TLLC, the Company was released of this lease obligation as well as the rights to the security deposit. The Company has been renting an office space on a month-to-month basis, and incurred rent expense of approximately $3,100 during the three months ended March 31, 2018.

Other Agreements

On January 20, 2017, the Company entered into an agreement with a firm to provide their artificial intelligence conversational voice platform for integration into the Company’s product. Per the agreement, the Company issued 50,000 shares of common stock and was scheduled to make monthly payments towards a $127,500 integration fee. As of December 31, 2017, the Company had expensed $46,000, with $35,000 remaining in accounts payable. On January 3, 2018, the Company sold TLLC, and this payable, and any future obligations under this agreement, were relieved as part of this transaction.

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

On January 18, 2018, the Company entered into an agreement for corporate communications counsel. The agreement is for an initial period of six months with a monthly fee of $5,000. Should the Company raise $2,000,000 or more, the monthly fee increases to $7,500 per month. The Company will issue 1,000,000 shares of common stock per this agreement. They have not yet been issued as of the date of this report.

On March 16, 2018, the Company entered into an Advisor Agreement with a third party (the “Advisor”), and David Drake (“Drake”), a well-known consultant to the cryptocurrency industry. Under the terms of the Agreement, Drake was appointed to the Company’s Advisory Board and Drake and the Advisor agreed to assist the Company in the implementation and execution of its cryptocurrency business model, including initiation of its mining business and recommending to the Company potential acquisitions and joint ventures in this sector. Drake is required to devote at least three business days per month to assisting the Company. The Company agreed to issue the Advisor 6,666,666 shares of common stock valued at $0.03 per share, which shares shall vest quarterly over a 12-month period subject to the Advisor Agreement not having been terminated as of each applicable vesting date. The Company also issued the Advisor 6,666,666 3-year warrants, with the same vesting period, exercisable at $0.05 per share. The Company agreed to pay the Advisor a royalty from revenues received from its mining of cryptocurrency with the royalties decreasing over a five-year period. Finally, the Company agreed to reimburse the Advisor $5,000 a month for the services of an engineer to operate the Company’s cryptocurrency mining business.

8.	Shareholders’ Deficit

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at March 31, 2018 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 155,601,804 as of March 31, 2018.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

Series E

Effective January 3, 2018, the Board of Directors authorized the issuance of up to 305,000 shares of Series E Convertible Preferred Stock ("Series E"). Each share of Series E has a stated value of $1,000 and is convertible into shares of our common stock at a conversion price of $1.00 per share. The Series E does not have any price protection from future issuances of securities by the Company at a price below the conversion price then in effect.

Pursuant to an Exchange Agreement entered into effective January 3, 2018, we issued 303,714 shares of the Series E in exchange for the cancellation of the following securities:

  133,333.69 shares of Series A Convertible Preferred Stock (extinguishing such series) - 133,334 Series E shares;
  14,923.30 shares of Series A-1 Convertible Preferred Stock (extinguishing such series) – 44,770 Series E shares;
  501.54 shares of Series C Convertible Preferred Stock (extinguishing such series) – 50,154 Series E shares;
  $650,000 of Senior Convertible Notes issued March 3, 2017 – 63,368 Series E shares;
  $63,158 of Senior Convertible Notes issued August 21, 2017 – 7,125 Series E shares; and
  Warrants to purchase 4,963,402 shares of our common stock – 4,963 Series E shares.

During the three months ended March 31, 2018, holders of 108,332 shares of Series E converted them into 108,332,000 shares of our common stock. At March 31, 2018, there are 195,382 shares of Series E outstanding, which are convertible into an aggregate of 195,382,000 shares of our common stock.

Series C

In 2014, the Board approved the issuance of Series C Preferred Stock (“Series C”). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. During the year ended December 31, 2017, holders of 113 shares of Series C converted them into 1,130,000 shares of our common stock. At December 31, 2017, there are 501.54 shares of Series C outstanding. Effective January 3, 2018, all Series C shares were cancelled in exchange for 50,154 Series E shares.

Series A-1

Effective August 24, 2016, the Board approved the issuance of Series A-1 Preferred Stock (“Series A-1”). Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. During the year ended December 31, 2017, holders of 5447.39 shares of Series A-1 converted them into 544,739 shares of common stock. At December 31, 2017, there are 14,923 shares of Series A-1 outstanding. Effective January 3, 2018, all Series A-1 shares were cancelled in exchange for 44,770 Series E shares.

Series A

Effective September 13, 2016, the Company closed on the SPA and the Board approved the issuance of a newly designated Series A Convertible Preferred Stock (“Series A”). At December 31, 2017, there were 133,334 shares of Series A outstanding. Effective January 3, 2018, all Series A shares were cancelled in exchange for 133,334 Series E shares.

The Series A contained certain provisions that were outside the Company's control and which the Company believed caused the Series A to be classified as mezzanine equity.

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of March 31, 2018 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2017	8,096,736
Cancelled in exchange for Series E (1)	(4,963,402)
Issued per offering (2)	35,087,720	$.06	3/6/2018	9/6/2023
Issued for services (3)	6,666,666	$.05	3/16/2018	3/16/2021
Balance of warrants at December 31, 2017	44,887,720

(1) As discussed above, on January 3, 2018, 4,963,402 warrants to purchase shares of common stock were cancelled in exchange for 4,963 Series E shares.

(2) On March 6, 2018, pursuant to the 2018 Notes (see Note 5), the Company issued warrants at $.06 to purchase 35,087,720 shares of common stock. The warrants may not be exercised for six months after their effective date of March 6, 2018. The warrants have an expiration date of five years after the initial six months have passed. As of March 31, 2018, the Company has recorded $270,175 as a derivative liability for these warrants.

(3) On March 16, 2018, per the terms of the Advisor Agreement (see Note 7), the Company issued warrants at $.05 to purchase 6,666,666 shares of common stock. The warrants have an expiration date of March 16, 2021. As of March 31, 2018, the Company has recorded $48,800 as a derivative liability for these warrants.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. A total of 3,300,000 shares of our common stock were originally reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000. As of March 31, 2018, 15,145,000 shares of common stock remain available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit (“RSU”) Agreement with Mr. Read which granted him 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and was to be expensed over the vesting period. Effective January 31, 2017, Mr. Read’s former employment agreement was terminated and the RSUs became fully vested. The Company recorded $0 and $128,695 in expense related to this grant during the three months ended March 31, 2018 and 2017, respectively.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its then Chief Executive Officer and Chief Financial Officer per the 2016 Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $72,775 and $265,558 in expense related to this grant during the three months ended March 31, 2018 and 2017, respectively.

On January 3, 2018, as part of an oral employment agreement with the Company’s Chief Executive Officer, the Company granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, 5,000,000 will vest one-year from the grant date, and 5,000,000 will vest two years from the grant date subject to continued employment with the Company. The Company recorded $182,625 in expense related to this grant during the three months ended March 31, 2018.

On January 22, 2018, the Company granted board member Gary Smith 1,000,000 stock options under the 2016 Plan, exercisable at $.03 per share, vesting quarterly over one year beginning in three months subject to continued service as a director on each applicable vesting date. The Company recorded $5,253 in expense related to this grant during the three months ended March 31, 2018.

9.	Fair Value Measurements

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

The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at March 31, 2018 are as follows:

Dividend yield – 0%	Expected life – 3.5 years
Risk-free interest rate - 2.39%	Volatility – 214.719%.

The assumptions used for the March 2017 warrants at March 31, 2018 are as follows:

Dividend yield – 0%	Expected life – 4.5 years
Risk-free interest rate - 2.56%	Volatility – 222.540%.

The assumptions used for the March 6, 2018 warrants at March 31, 2018 are as follows:

Dividend yield – 0%	Expected life – 5.5 years
Risk-free interest rate - 2.56%	Volatility – 218.873%.

The assumptions used for the March 16, 2018 warrants at March 31, 2018 are as follows:

Dividend yield – 0%	Expected life – 3.0 years
Risk-free interest rate - 2.39%	Volatility – 247.097%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at March 31, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$338,088	$338,088

10.	Subsequent Events

Between April 2 and May 11, 2018, the Company issued 46,950,000 shares of common stock for the conversion of 46,950 shares of Series E. Additionally, on April 13, 2018, the Company issued 6,666,666 shares of common stock per the Advisor Agreement (see Note 8).

On May 10, 2018, the Company purchased $276,200 of additional cryptocurrency mining equipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with TimefireVR Inc. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, cryptocurrency business, business objectives, and intentions of pursuing business in the cryptocurrency area. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Investors should review the Risk Factors in the Company’s Form 10-K for the year ended December 31, 2017. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this 10-Q. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

The Company is a Nevada corporation incorporated on April 10, 2002. On November 21, 2016, we changed our name to TimefireVR, Inc. We are currently in the process of changing our name to TeraForge Ventures Inc., subject to shareholder approval.

Effective September 13, 2016, the Company acquired TLLC, a Phoenix-based virtual reality content developer. As consideration for the Merger Agreement, the Company issued the equity holders of TLLC a total of 41,400,000 shares of the Company's common stock and 2,800,000 five-year warrants.

On January 3, 2018, the Company effected the sale of TLLC to a group which included its former owners including two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in September 2018. Additionally, the buyers of TLLC assumed certain of the Company’s liabilities totaling approximately $558,054. The Company’s business model in the virtual reality business was not successful and the Company was unable to continue to finance its business due to a loss of confidence in the virtual reality business by the Company’s investors and threats of resignation from the Company’s officers, directors and lead technologist and TLLC employees. While shareholder approval was required by Nevada law, the purchasers refused to fund TLLC unless we closed immediately. Certain investors that had financed the Company had agreed to provide further funding if we sold TLLC and received a release from key liabilities including past due promissory notes. Rather than cease operations and have no working capital, we adhered to the TLLC purchasers' demands and closed the sale. Pending finalization of the sale of TLLC over the year-end holidays, investors lent us approximately $669,000 on December 21, 2017 and cancelled past due notes held by the investors on January 3, 2018 as explained in the following paragraph. Because we needed to eliminate state law liabilities, we opted to get irrevocable proxies which would permit us to seek shareholder ratification. We have filed a preliminary proxy statement which has not yet been finalized. We expect to file an amendment by mid-May 2018.

Effective January 3, 2018, the Company entered into an exchange agreement with certain of the Company’s investors pursuant to which the Company issued 303,714 shares of the Company’s new Convertible Series E Preferred Stock in exchange for the cancellation of the Company’s Series A, Series A-1, Series C, the March 2017 Notes, the August 2017 Notes, and certain of the Company’s outstanding Warrants. This exchange had the effect of simplifying our capital structure and eliminating past due secured debt while substantially increasing future potential dilution.

On March 6, 2018, we borrowed $1 million from these same investors and issued them $1,052,632 of the 2018 Notes which are due on April 15, 2019. The 2018 Notes pay 8% per annum interest and are convertible at $0.03 per share. On the maturity date, we must pay 120% of the principal of the 2018 Notes. The 2018 Notes are secured by a first lien on the Company's assets. On March 6, 2018, the investors extended their October 2017 Notes and December 2017 Notes to April 15, 2019.

On January 3, 2018, we announced our entry into the cryptocurrency business. The Company’s current business is focused on the mining of bitcoin from a location in Brooklyn, NY. The Company is expanding that business and looking at other locations.

In order to enter the cryptocurrency mining business, we entered into the Advisory Agreement with two parties on March 16, 2018. See Note 7.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended March 31, 2018 and 2017. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenues for the three months ended March 31, 2018 and 2017 were $0.

Operating expenses for the quarter ended March 31, 2018 amounted to $636,505 as compared to $450,772 (net of loss from discontinued operations) for the quarter ended March 31, 2017. This was primarily due to increased officer compensation and professional fees expense.

The net loss for the three months ended March 31, 2018 was $452,078 as compared to a net income of $1,428,692 for the quarter ended March 31, 2017. This difference is primarily due to the change in fair value of derivative, which created a non-cash gain for the three months ended March 31, 2017.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been from the issuances of debt financing. The primary uses of cash are payroll related expenses and professional fees.

Our balance sheet as of March 31, 2018 reflects $1,161,773 in cash. As of May 15, 2018, the Company had approximately $795,000 in cash.

Management is continuing to pursue financing from various sources, including private placements from investors and institutions. We do not have capital to satisfy our estimated needs for the next 12 months. Because of the uncertainty regarding the cryptocurrency business costs as well as the sums we owe our principal lenders, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate enough liquidity. At this time, our Company does not have a commitment from any party to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable. Any financing will be extremely dilutive to our common shareholders. If we cannot obtain financing, we will cease operations.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Because of our working capital limitations, our management is presently unable to spend any efforts in remediating these control deficiencies.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 except for the following:

Between April 2 and May 11, 2018, the Company issued 46,950,000 shares of common stock for the conversion of 46,950 shares of Series E. Additionally, on April 13, 2018, the Company issued 6,666,666 shares of common stock per the Advisor Agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 6, 2017, the Company issued the March 2017 Notes in the aggregate principal amount of $750,000 which matured on September 3, 2017. On the maturity date the Company was unable to repay the March 2017 Notes.

On August 18, 2017, the Company issued the August 2017 Notes in the aggregate principal amount of $63,158 which matured on September 3, 2017. On the maturity date the Company was unable to repay the August 2017 Notes.

The March 2017 Notes and August 2017 Notes were converted on January 3, 2018 into the Series E. See Note 8

On March 6, 2018, the holders of the October 2017 Notes and December 2017 Notes agreed to extend the due date of its debt to April 15, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger**	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
4.1	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
4.2	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
10.1	Form of Senior Secured Promissory Note	8-K	1/4/18	4.1
10.2	Form of Warrant dated March 6, 2018	8-K	3/7/18	10.3
10.3	Form of Securities Purchase Agreement	8-K	3/7/18	10.1
10.4	Form of Senior Secured Convertible Note	8-K	3/7/18	10.2
10.5	Form of Exchange Agreement**	8-K	1/4/18	10.1
10.6	Form of Membership Interest Purchase Agreement**	8-K	1/4/18	10.2
10.7	2016 Equity Incentive Plan, as amended	10-K	4/9/18	10.14
10.8	Form of Non-Qualified Stock Option Agreement	10-Q	8/21/17	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 21st day of May, 2018.

TimefireVR Inc.

Signature	Title

/s/ Jonathan Read	Chief Executive Officer and Director
Jonathan Read

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

