Form 10-Q
period 2018-06-30
TimefireVR Inc.
filed 2018-08-14
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2018, there were 235,460,470 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

TIMEFIREVR INC.
BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$185,063	$559,237
Cryptocurrencies	53,418	—
Note receivable	120,000	—
Interest receivable	3,600	—
Accounts receivable	280	38
Prepaid expenses and other current assets	207,247	131,250
Total current assets	569,608	690,525

Other Assets:
Property and equipment, net	307,171	26,128
Deposit	459,648	33,500
Total Assets	$1,336,427	$750,153

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$49,883	$349,469
Demand obligation payable - related party	—	116,883
Convertible notes payable, net	1,789,152	1,564,814
Accrued interest	292,575	321,824
Short-term advance - related party	—	57,400
Total current liabilities	2,131,610	2,410,390

Long Term Liabilities:
Derivative liabilities	231,176	198,994
Total long term liabilities	231,176	198,994

Total liabilities	2,362,786	2,609,384

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 0 and 133,334 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively. Stated at redemption value.	—	1,500,004

Shareholders' Deficit:
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 0 and 14,923 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	149
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Preferred Series C stock, par value $.01 per share, 0 and 502 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	5
Preferred Series E stock, par value $.01 per share, 129,190 and 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,292	—
Obligation to issue common stock	1,000	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 228,460,470 and 47,269,804 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	228,461	47,270
Additional paid-in capital	2,413,441	(666,101)
Accumulated deficit	(3,670,553)	(2,740,558)
Total shareholders' deficit	(1,026,359)	(3,359,235)

Total Liabilities and Shareholders' Deficit	$1,336,427	$750,153

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$8,917	$—	$8,917	$—
Cost of sales	56,003	—	56,871	—
Gross profit	(47,086)	—	(47,954)	—

Operating expenses:
Occupancy	2,283	—	5,378	—
Officer compensation	130,389	—	406,879	141,195
Professional fees	229,023	340,850	519,107	558,051
Other operating expenses	75,227	3,218	141,195	95,594
Total operating expenses	436,922	344,068	1,072,559	794,840

Loss from operations	(484,008)	(344,068)	(1,120,513)	(794,840)

Other income (expense):
Change in fair value of derivative liabilities	106,912	1,391,883	(162,016)	4,015,061
Gain/(loss) in fair value of cryptocurrencies	1,517	—	(55,083)	—
Interest income	1,909	—	3,750	—
Interest expense	(104,247)	(97,125)	(266,381)	(128,616)
Total other income (expense)	6,091	1,294,758	(479,730)	3,886,445

Income (loss) from continuing operations	(477,917)	950,690	(1,600,243)	3,091,605

Gain on disposal of Timefire, LLC	—	—	670,428	—
Loss from discontinued operations	—	(491,830)	(180)	(1,204,053)
Income (loss) from discontinued operations	—	(491,830)	670,248	(1,204,053)

Income tax expense	—	—	—	—

Net income (loss)	$(477,917)	$458,860	$(929,995)	$1,887,552

Basic net income (loss) per common share	$(0.00)	$0.01	$(0.01)	$0.04
Diluted net income (loss) per common share	$(0.00)	$0.01	$(0.01)	$0.03

Basic weighted average common shares outstanding	201,582,049	46,245,375	158,123,082	45,558,859

Diluted weighted average common shares outstanding	201,582,049	69,461,003	158,123,082	68,774,487

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017

Operating Activities:
Net income (loss) from continuing operations	$(1,600,243)	$3,091,605
Net income (loss) from discontinued operations	670,248	(1,204,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,134	6,303
Common stock issued for services	228,233	242,500
Warrants and options issued for services	464,834	338,334
Change in derivative liabilities	162,016	(4,015,061)
Net cryptocurrencies received in lieu of cash	(8,501)	—
Loss in fair value of cryptocurrencies	55,083	—
Restricted stock units issued for services	—	128,693
Interest expense from amortization of debt discount	37,496	24,456
Gain on sale of subsidiary	(670,428)	—
Changes in operating assets and liabilities:
Accounts receivable	(280)	(341)
Interest receivable	(3,600)	—
Prepaid expenses and other current assets	(75,997)	(64,205)
Escrow fund	—	71,546
Deposits	(459,648)	78,000
Accrued interest	229,066	119,603
Accounts payable and accrued expenses	(94,777)	254,904
Net Cash Used in Operating Activities	(1,045,364)	(927,716)

Investing Activities:
Purchases of property and equipment	(328,305)	—
Proceeds from sale of subsidiary net of subsidiary cash	99,495	—
Purchase of cryptocurrency	(100,000)	—
Net Cash Used in Investing Activities	(328,810)	—

Financing Activities:
Net proceeds from convertible notes payable	1,000,000	617,500
Net proceeds from convertible notes payable - related party	—	95,000
Net Cash Provided by Financing Activities	1,000,000	712,500

Net Increase in Cash	(374,174)	(215,216)

Cash - Beginning of Period	559,237	225,379

Cash - End of Period	$185,063	$10,163

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series E Preferred for Series A, A-1 and C Preferred and warrants	$1,629,992	$—
Issuance of Series E Preferred for convertible debt and accrued interest	$939,966	$—
Conversion of Series E Preferred stock to common stock	$174,724	$—
Conversion of Series C Preferred stock to common stock	$—	$1,130
Conversion of Series A-1 Preferred stock to common stock	$—	$545
Note receivable from sale of subsidiary	$120,000	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$135
Income taxes paid in cash	$—	$—

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

In consideration for entering in the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured (by all the tangible and intangible property of TLLC) promissory note in the principal amount of $120,000 bearing 6% annual interest maturing on September 28, 2018. Additionally, Saltz or TLLC assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Saltz to the Company, a certain $100,000 senior convertible note of the Company dated March 3, 2017, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company.

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. This purchase was the Company’s first material cryptocurrency purchase and signified the start of the Company’s entry into the cryptocurrency business. The Company records its cryptocurrency holdings at fair value as of valuation date. The Company recorded net loss on fair value of its cryptocurrency holdings of $55,083 for the six months ended June 30, 2018.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2018 and 2017, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2018 and the results of its operations and its cash flows for the periods ended June 30, 2018 and 2017. These results are not necessarily indicative of the results expected for the year ended December 31, 2018. The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements included in that filing.

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

Reclassifications

For the three and six months ended June 30, 2017, the Company’s Statement of Operations and Cash Flows have been reclassified to the current presentation to reflect the discontinued operations resulting from the sale of TLLC. The reclassified financial statement items had no effect on net income for the periods.

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

Discontinued operations consist of specifically identified expenses as follows:

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues	$—	$488	$—	$488
Cost of sales	—	146	—	146
Gross profit	—	342	—	342

Operating expenses:
Research and development	—	344,001	—	792,892
Occupancy	—	20,135	—	43,342
Depreciation and amortization	—	3,151	—	6,303
Officer compensation	—	108,864	—	321,720
Professional fees	—	1,062	—	1,562
Other operating expenses	—	2,829	—	23,000
Total operating expenses	—	480,042	—	1,188,819

Loss from operations	—	(479,700)	—	(1,188,477)

Other income (expense):
Gain on disposal of Timefire, LLC	—	—	670,428	—
Interest income	—	—	—	2
Interest expense	—	(12,130)	(180)	(15,578)
Total other income (expense)	—	(12,130)	670,248	(15,576)

Income (loss) from discontinued operations	$—	$(491,830)	$670,248	$(1,204,053)

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

The Company is paid in cryptocurrency for its mining operations. The revenue generated is valued by the cryptocurrency fair value on the date earned.

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

The estimated useful lives of property and equipment are:

•	Office furniture and equipment 3-5 years

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

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of June 30, 2018.

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

Net Income (Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of June 30, 2018 and 2017, there were total shares of 192,232,724 and 23,215,628, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

Fair Value Measurements

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosure about fair value measurements.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

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

The fair value of the warrants at June 30, 2018 and December 31, 2017 was $231,176 and 198,994, respectively. The difference has been recorded as a change in change in fair value of derivatives.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these factors include the issuances of debt in exchange for cash such as that which is described in Note 5, Convertible Notes Payable.

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

In consideration for entering into the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures on September 28, 2018. Additionally, Mr. Saltz and TLLC each assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Mr. Saltz to the Company, a certain $100,000 senior convertible note from the March 2017 Notes, as defined below, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company. Total gross proceeds from the sale were $220,000, including the cash payment and secured promissory note, plus $510,599 in liabilities relieved, less $60,171 of assets sold to TLLC resulted in a gain on disposal of $670,428.

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

The gain on disposal is included in the income from discontinued operations on the profit and loss statement for the six months ended June 30, 2018.

4. Cryptocurrencies

On January 3, 2018, the Company purchased $100,000 of ether (106.95 units), the cryptocurrency offered by the Ethereum network. The fair value of such ether units on June 30, 2018 was $46,627 and the Company took a charge to operations of $53,364 in the six months ended June 30, 2018. That amount is included in gain/loss on the fair value of cryptocurrencies in the accompanying statement of operations.

In April 2018, the Company began its mining operations. The Company is paid in cryptocurrency for these operations. It started out mining Bitcoin and later, in June 2018, expanded into the mining of ether. The revenue generated is valued by the cryptocurrency fair value on the date earned. Such amounts aggregated $8,917 for the six months ended June 30, 2018. The fair value of the earned cryptocurrency is adjusted at quarter end, resulting in a charge to operations.

5. Convertible Notes Payable

On March 6, 2017, the Company closed on a private placement offering with institutional investors and one of the Company’s former directors pursuant to which the Company issued and sold the investors senior convertible notes (the “March 2017 Notes”) in the aggregate principal amount of $750,000, with an original issue discount of 5%, for gross proceeds to the Company of $712,500 prior to payment of $20,000 in reimbursement of legal fees of the lead investor. The March 2017 Notes had an original maturity date of September 3, 2017 with an initial interest rate of 8%, and a default interest rate of 18% which became effective as of the maturity date. On the maturity date, the Company was obligated to repay an amount equal to 120% of outstanding principal and accrued interest. On the maturity date (and subsequently, if the holders had elected to extend the maturity date), the investors had the right to convert the Notes into the common stock of the Company at $0.30 per share, subject to adjustment (the “Conversion Price”). As additional consideration, the Company issued the investors a total of 2,500,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the maturity date at $0.35 per share. The Company failed to pay the March 2017 Notes on the maturity date, which date the investors did not elect to extend.

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

The aggregate principal amount of the above described notes is $1,826,579, which is shown in the accompanying balance sheet as of June 30, 2018, net of $37,427 debt discount, as convertible notes payable-net. Accrued interest amounted to $292,575 as of that date and interest expense aggregated $266,381 for the six months ended June 30, 2018.

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

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  As part of the sale of TLLC, the Company was released of this lease obligation as well as the rights to the security deposit. The Company has been renting an office space on a month-to-month basis, and incurred rent expense of approximately $5,400 during the six months ended June 30, 2018.

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

On April 4, 2017, the Company entered into an agreement with a firm to provide management and general business consulting services. The term of the agreement is 24 months, and the firm will be compensated via the issuance of 1,000,000 shares of common stock at a price of $.21 per share. The shares will be expensed ratably over the term of the agreement.

On January 18, 2018, the Company entered into an agreement for corporate communications services. The agreement is for an initial period of six months with a monthly fee of $5,000. Should the Company raise $2,000,000 or more, the monthly fee increases to $7,500 per month. The Company will also issue 1,000,000 shares of common stock per this agreement. These shares have not yet been issued as of the date of this report.

On March 16, 2018, the Company entered into an Advisor Agreement (the “Advisor Agreement) with a third party (the “Advisor”), and David Drake (“Drake”), a consultant to the cryptocurrency industry. Under the terms of the Advisor Agreement, Drake was appointed to the Company’s Advisory Board and Drake and the Advisor agreed to assist the Company in the implementation and execution of its cryptocurrency business model, including initiation of its mining business and recommending to the Company potential acquisitions and joint ventures in this sector. Drake is required to devote at least three business days per month to assisting the Company. The Company agreed to issue the Advisor 6,666,666 shares of common stock valued at $0.03 per share, which shares shall vest quarterly over a 12-month period subject to the Advisor Agreement not having been terminated as of each applicable vesting date. The Company also issued the Advisor 6,666,666 3-year warrants, with the same vesting period, exercisable at $0.05 per share. The Company agreed to pay the Advisor a royalty from revenues received from its mining of cryptocurrency with the royalties decreasing over a five-year period. Finally, the Company agreed to reimburse the Advisor $5,000 a month for the services of an engineer to operate the Company’s cryptocurrency mining business.

On May 15, 2018, the Company entered into a Master Service Agreement with ColoGuard Enterprise Solutions (“ColoGuard”) which becomes effective August 1, 2018. ColoGuard will provide colocation and other services related to our cryptocurrency mining activities. The initial term of the agreement is two years, with automatic 12-month renewals unless thirty days written notice is provided. The monthly obligation under the agreement with the current specifications is $30,212. On June 27, 2018, the Company made a $459,648 deposit towards mining equipment (totaling $646,000) to ColoGuard. This equipment is scheduled to be placed into operation during the quarter ended September 30, 2018.

8. Shareholders’ Deficit

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at June 30, 2018 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 228,460,470 as of June 30, 2018.

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

During the six months ended June 30, 2018, holders of 174,524 shares of Series E converted them into 174,524,000 shares of our common stock. At June 30, 2018, there are 129,190 shares of Series E outstanding, which are convertible into an aggregate of 129,190,000 shares of our common stock.

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

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of June 30, 2018 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2017	8,096,736
Cancelled in exchange for Series E (1)	(4,963,402)

Issued per offering (2)	35,087,720	$.06	3/6/2018	9/6/2023
Issued for services (3)	6,666,666	$.05	3/16/2018	3/16/2021
Balance of warrants at June 30, 2018	44,887,720

(1) As discussed above, on January 3, 2018, 4,963,402 warrants to purchase shares of common stock were cancelled in exchange for 4,963 Series E shares.

(2) On March 6, 2018, pursuant to the 2018 Notes (see Note 5), the Company issued warrants at $.06 to purchase 35,087,720 shares of common stock. The warrants may not be exercised for six months after their effective date of March 6, 2018. The warrants have an expiration date of five years after the initial six months have passed. As of June 30, 2018, the Company has recorded $185,263 as a derivative liability for these warrants.

(3) On March 16, 2018, per the terms of the Advisor Agreement (see Note 7), the Company issued warrants at $.05 to purchase 6,666,666 shares of common stock. The warrants have an expiration date of March 16, 2021. As of June 30, 2018, the Company has recorded $33,600 as a derivative liability for these warrants.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. A total of 3,300,000 shares of our common stock were originally reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000. As of June 30, 2018, 15,145,000 shares of common stock remain available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit (“RSU”) Agreement with Mr. Read which granted him 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and was to be expensed over the vesting period. Effective January 31, 2017, Mr. Read’s former employment agreement was terminated and the RSUs became fully vested. The Company recorded $0 and $128,695 in expense related to this grant during the six months ended June 30, 2018 and 2017, respectively.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its then Chief Executive Officer and Chief Financial Officer per the 2016 Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $145,550 and $338,333 in expense related to this grant during the six months ended June 30, 2018 and 2017, respectively.

On January 3, 2018, as part of an oral employment agreement with the Company’s Chief Executive Officer, the Company granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, 5,000,000 will vest one-year from the grant date, and 5,000,000 will vest two years from the grant date subject to continued employment with the Company. The Company recorded $219,150 in expense related to this grant during the six months ended June 30, 2018.

On January 22, 2018, the Company granted board member Gary Smith 1,000,000 stock options under the 2016 Plan, exercisable at $.03 per share, vesting quarterly over one year beginning in three months subject to continued service as a director on each applicable vesting date. The Company recorded $12,200 in expense related to this grant during the six months ended June 30, 2018.

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

The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at June 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 3.25 years
Risk-free interest rate - 2.63%	Volatility – 216.150%.

The assumptions used for the March 2017 warrants at June 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 4.25 years
Risk-free interest rate - 2.73%	Volatility – 223.895%.

The assumptions used for the March 6, 2018 warrants at June 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 5.25 years
Risk-free interest rate - 2.73%	Volatility – 214.446%.

The assumptions used for the March 16, 2018 warrants at June 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 2.75 years
Risk-free interest rate - 2.63%	Volatility – 259.419%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at June 30, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$231,176	$231,176

10. Subsequent Events

On July 17, 2018, the Company issued 7,000,000 shares of common stock for the conversion of 7,000 shares of Series E.

Effective August 7, 2018, (the “Effective Date”) the Company borrowed $76,000 from an institutional investor (the “Investor”) and issued the Investor a 5% Original Issue Discount Promissory Note (the “Note”) in the total principal amount of $80,000. The Note matures on the sixth month anniversary of the Effective Date and bears interest at 12% per annum. The Note automatically becomes due and payable upon the Company closing a financing through which the Company receives proceeds of at least $125,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with TimefireVR Inc. financial statements and the related notes thereto. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans in the cryptocurrency business. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Investors should review the Risk Factors in the Company’s Form 10-K for the year ended December 31, 2017. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

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

On January 3, 2018, the Company effected the sale of TLLC to a person (the “TLLC Lender”) who had lent the Company or TLLC funds in 2017 without any documentation in order to keep employees from quitting. The Company understood he was acting on behalf of a group (“TLLC Purchasers”) which included its former owners as well as two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in September 2018. Additionally, the TLLC Purchasers assumed certain of the Company’s liabilities totaling approximately $558,054. The Company’s business model in the virtual reality business was not successful and the Company was unable to continue to finance its business due to a loss of confidence in the virtual reality business by the Company’s investors (“Prior Investors”) who held past due convertible notes, and threats of resignation from the remaining TLLC employees. The Prior Investors refused to further finance the Company unless TLLC was shut down or preferably sold; the TLLC Lender whose loans were treated as demand loans refused to fund TLLC if it remained owned by the Company. While shareholder approval was required by Nevada law, the TLLC Purchasers refused to fund TLLC unless we closed immediately. Prior Investors that had financed the Company had agreed to provide further funding if we sold TLLC and received a release from key liabilities including past due promissory notes. Rather than cease operations and have no working capital, we adhered to the TLLC Purchaser’s demands and closed the sale. Pending finalization of the sale of TLLC over the year-end holidays, our Prior Investors lent us approximately $669,000 on December 21, 2017 and cancelled certain past due notes they held on January 3, 2018 as explained in the following paragraph. Because we wanted to eliminate state law liabilities, we opted to get irrevocable proxies which would permit us to seek shareholder ratification. On August 14, 2018, we have filed an amendment to our preliminary proxy statement.

Effective January 3, 2018, the Company entered into an exchange agreement with certain of the Company’s Prior Investors pursuant to which the Company issued 303,714 shares of the Company’s new Convertible Series E Preferred Stock in exchange for the cancellation of the Company’s Series A, Series A-1, Series C, the March 2017 Notes, the August 2017 Notes, and certain of the Company’s outstanding Warrants. This exchange had the effect of simplifying our capital structure and eliminating past due secured debt while substantially increasing future potential dilution.

On March 6, 2018, we borrowed $1 million from these same investors and issued them $1,052,632 of the 2018 Notes which are due on April 15, 2019. The 2018 Notes pay 8% per annum interest and are convertible at $0.03 per share. On the maturity date, we must pay 120% of the principal of the 2018 Notes. The 2018 Notes are secured by a first lien on the Company's assets.

On January 3, 2018, we announced our entry into the cryptocurrency and blockchain business. The Company’s current business is focused on the mining of bitcoin, ethereum and litecoin. The Company has expanded that business and has moved its mining operations to Allentown, PA from its prior location in Brooklyn, NY.

In order to secure the technical expertise to engage in the cryptocurrency mining business, we entered into the Advisory Agreement with two parties on March 16, 2018. See Note 7.

Results of Operations

The following discussion analyzes our results of operations for the three and six months ended June 30, 2018 and 2017. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenues for the three months ended June 30, 2018 and 2017 were $8,917 and $0, respectively. The Company generated its first mining revenues in the quarter ended June 30, 2018. Operating expenses for the quarter ended June 30, 2018 amounted to $436,922 as compared to $344,068 for the quarter ended June 30, 2017. This was primarily due to the increase in officer compensation. The net loss for the three months ended June 30, 2018 was $477,917 as compared to a net income of $458,860 for the quarter ended June 30, 2017. This difference is primarily due to the change in fair value of derivative, which created a non-cash gain for the three months ended June 30, 2017 of $1,391,883.

Revenues for the six months ended June 30, 2018 and 2017 were $8,917 and $0, respectively. Operating expenses for the six months ended June 30, 2018 amounted to $1,072,559 as compared to $794,840 for the six months ended June 30, 2017. This was primarily due to the increase in officer compensation. The net loss for the six months ended June 30, 2018 was $929,995 as compared to a net income of $1,887,552 for the six months ended June 30, 2017. This difference is primarily due to the change in fair value of derivative, which created a non-cash gain for the six months ended June 30, 2017 of $4,015,061.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been from the issuances of debt financing. The primary uses of cash are payroll related expenses and professional fees.

Our balance sheet as of June 30, 2018 reflects $185,063 in cash. As of August 10, 2018, the Company had approximately $60,000 in cash.

Management is continuing to pursue financing from various sources, including private placements from investors and institutions. We do not have capital to satisfy our estimated working capital needs for the next 12 months. Moreover, as of June 30, 2018 we owe $1,826,579 in principal on convertible notes due in April 2019. Because of the uncertainty regarding the cryptocurrency business costs as well as the sums we owe our principal lenders, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate enough liquidity. At this time, our Company does not have a commitment from any party to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable. Any financing will be extremely dilutive to our common shareholders. If we cannot obtain financing, we will cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933 except for the following:

Between May 12, 2018 and July 17, 2018, the Company issued 26,242,000 shares of common stock for the conversion of 26,242 shares of Series E. The common stock was issued pursuant to an exemption under Section 3(a)(9) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger**	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
4.1	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
4.2	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
10.1	Form of Senior Secured Promissory Note	8-K	1/4/18	4.1
10.2	Form of Warrant dated March 6, 2018	8-K	3/7/18	10.3
10.3	Form of Securities Purchase Agreement	8-K	3/7/18	10.1
10.4	Form of Senior Secured Convertible Note	8-K	3/7/18	10.2
10.5	Form of Exchange Agreement**	8-K	1/4/18	10.1
10.6	Form of Membership Interest Purchase Agreement**	8-K	1/4/18	10.2
10.7	2016 Equity Incentive Plan, as amended	10-K	4/9/18	10.14
10.8	Form of Non-Qualified Stock Option Agreement	10-Q	8/21/17	10.1
10.9	Form of Note	8-K	8/7/18	10.1
10.10	Advisor Agreement dated March 16, 2018				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2018.

TimefireVR Inc.

Signature	Title

/s/ Jonathan Read	Chief Executive Officer and Director
Jonathan Read

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

