Form 10-Q
period 2018-09-30
TimefireVR Inc.
filed 2018-11-19
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 19, 2018, there were 235,460,470 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

TIMEFIREVR INC.
BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,563	$559,237
Cryptocurrencies	29,495	—
Note receivable	120,000	—
Interest receivable	5,520	—
Accounts receivable	3,400	38
Prepaid expenses and other current assets	177,988	131,250
Total current assets	349,966	690,525

Other Assets:
Property and equipment, net	889,923	26,128
Deposit	—	33,500
Total Assets	$1,239,889	$750,153

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$94,087	$349,469
Demand obligation payable - related party	—	116,883
Convertible notes payable, net	1,952,189	1,564,814
Accrued interest	392,563	321,824
Short-term advance - related party	—	57,400
Total current liabilities	2,438,839	2,410,390

Long Term Liabilities:
Derivative liabilities	222,316	198,994
Total long term liabilities	222,316	198,994

Total liabilities	2,661,155	2,609,384

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 0 and 133,334 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively. Stated at redemption value.	—	1,500,004

Shareholders' Deficit:
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 0 and 14,923 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	149
Preferred Series B stock, par value $.01 per share, 300,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Preferred Series C stock, par value $.01 per share, 0 and 502 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	5
Preferred Series E stock, par value $.01 per share, 122,190 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,222	—
Obligation to issue common stock	1,000	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 235,460,470 and 47,269,804 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	235,461	47,270
Additional paid-in capital	2,522,759	(666,101)
Accumulated deficit	(4,181,708)	(2,740,558)
Total shareholders' deficit	(1,421,266)	(3,359,235)

Total Liabilities and Shareholders' Deficit	$1,239,889	$750,153

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	$58,380	$—	$67,297	$—
Cost of sales	140,214	—	197,085	—
Gross profit (loss)	(81,834)	—	(129,788)	—

Operating expenses:
Occupancy	2,284	—	7,662	—
Officer compensation	130,390	—	537,269	141,193
Professional fees	137,713	89,457	656,820	732,261
Other operating expenses	55,089	826	196,284	11,669
Total operating expenses	325,476	90,283	1,398,035	885,123

Loss from operations	(407,310)	(90,283)	(1,527,823)	(885,123)

Other income (expense):
Change in fair value of derivative liabilities	8,860	114,191	(153,156)	4,129,252
Gain/(loss) recognized on disposition of cryptocurrencies	2,389	—	(52,694)	—
Interest income	1,932	—	5,682	—
Interest expense	(117,026)	(98,199)	(383,407)	(226,815)
Total other income (expense)	(103,845)	15,992	(583,575)	3,902,437

Income (loss) from continuing operations	(511,155)	(74,291)	(2,111,398)	3,017,314

Gain on disposal of Timefire, LLC	—	—	670,428	—
Loss from discontinued operations	—	(253,942)	(180)	(1,457,995)
Income (loss) from discontinued operations	—	(253,942)	670,248	(1,457,995)

Income tax expense	—	—	—	—

Net income (loss)	$(511,155)	$(328,233)	$(1,441,150)	$1,559,319

Basic net income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$0.03
Diluted net income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$0.02

Basic weighted average common
shares outstanding	234,243,079	47,269,804	183,775,242	46,135,441

Diluted weighted average common
shares outstanding	234,143,079	47,269,804	183,775,242	68,561,595

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2018	2017

Operating Activities:
Net income (loss) from continuing operations	$(2,111,398)	$3,017,314
Net income (loss) from discontinued operations	670,248	(1,457,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84,382	9,455
Common stock issued for services	228,233	242,500
Warrants and options issued for services	581,082	411,109
Change in derivative liabilities	153,156	(4,129,252)
Net cryptocurrencies received in lieu of cash	(63,557)	—
Payments in cryptocurrencies for expenses	69,643	—
Loss recognized on disposition of cryptocurrencies	52,694	—
Restricted stock units issued for services	—	128,693
Interest expense from amortization of debt discount	50,533	40,658
Deferred rent	—	3,553
Gain on sale of subsidiary	(670,428)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,400)	(86)
Interest receivable	(5,520)	—
Prepaid expenses and other current assets	(35,244)	(37,955)
Escrow fund	—	79,855
Deposits	—	78,000
Accrued interest	329,054	211,965
Accounts payable and accrued expenses	(50,342)	258,928
Net Cash Used in Operating Activities	(720,864)	(1,143,258)

Investing Activities:
Purchases of property and equipment	(974,305)	—
Proceeds from sale of subsidiary net of subsidiary cash	99,495	—
Purchase of cryptocurrency	(100,000)	—
Net Cash Used in Investing Activities	(974,810)	—

Financing Activities:
Net proceeds from convertible notes payable	1,150,000	677,500
Demand obligation payable - related party	—	90,000
Short-term advance - related party	—	57,400
Net proceeds from convertible notes payable - related party	—	95,000
Net Cash Provided by Financing Activities	1,150,000	919,900

Net Increase in Cash	(545,674)	(223,358)

Cash - Beginning of Period	559,237	225,379

Cash - End of Period	$13,563	$2,021

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series E Preferred for Series A, A-1 and C Preferred and warrants	$1,629,838	$—
Issuance of Series E Preferred for convertible debt and accrued interest	$939,966	$—
Conversion of Series E Preferred stock to common stock	$181,524	$—
Conversion of Series C Preferred stock to common stock	$—	$1,130
Conversion of Series A-1 Preferred stock to common stock	$—	$545
Note receivable from sale of subsidiary	$120,000	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$346
Income taxes paid in cash	$—	$—

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

In consideration for entering in the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured (by all the tangible and intangible property of TLLC) promissory note in the principal amount of $120,000 bearing 6% annual interest which matured on September 28, 2018. As of September 30, 2018, TLLC had not paid the promissory note that was due on September 28, 2018. TLLC has since made a partial payment of $20,000, on November 1, 2018. Starting September 28, 2018 interest is accruing at the default rate of 18%. Additionally, Saltz or TLLC assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Saltz to the Company, a certain $100,000 senior convertible note of the Company dated March 3, 2017, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company.

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. This purchase was the Company’s first material cryptocurrency purchase and signified the start of the Company’s entry into the cryptocurrency business. The Company records its cryptocurrency holdings at fair value as of date purchased or earned. The Company recognized net losses on disposition of cryptocurrency holdings of $52,694 for the nine months ended September 30, 2018.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2018 and 2017, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2018 and the results of its operations and its cash flows for the periods ended September 30, 2018 and 2017. These results are not necessarily indicative of the results expected for the year ended December 31, 2018. The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 9, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements included in that filing.

Principles of Consolidation

For accounting purposes, the Merger transaction was recorded as a reverse recapitalization, with TLLC as the accounting acquirer. Consequently, the historical pre-Merger financial statements of TLLC were then those of the Company. The financial statements for periods ended December 31, 2017 and prior include the accounts of the Company and TLLC. All significant intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee's activities are accounted for using the equity method where applicable.

Reclassifications

For the three and nine months ended September 30, 2017, the Company’s Statement of Operations and Cash Flows have been reclassified to the current presentation to reflect the discontinued operations resulting from the sale of TLLC. The reclassified financial statement items had no effect on net income for the periods.

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

Discontinued operations consist of specifically identified expenses as follows:

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	$—	$340	$—	$828
Cost of sales	—	102	—	248
Gross profit	—	238	—	580

Operating expenses:
Research and development	—	110,125	—	903,017
Occupancy	—	20,507	—	63,849
Depreciation and amortization	—	3,152	—	9,455
Officer compensation	—	108,864	—	430,586
Professional fees	—	—	—	1,562
Other operating expenses	—	957	—	23,955
Total operating expenses	—	243,605	—	1,432,424

Loss from operations	—	(243,367)	—	(1,431,844)

Other income (expense):
Gain on disposal of Timefire, LLC	—	—	670,428	—
Interest income	—	—	—	2
Interest expense	—	(10,575)	(180)	(26,153)
Total other income (expense)	—	(10,575)	670,248	(26,151)

Income (loss) from discontinued operations	$—	$(253,942)	$670,248	$(1,457,995)

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

The Company is engaged in the mining of bitcoin, ether, litecoin and raven. Mining involves using computer equipment to verify cryptocurrency transactions by solving complex mathematical equations relating to the blockchain of the cryptocurrency. Miners who successfully solve equations on the blockchain before other miners may be rewarded for their efforts with cryptocurrency. The revenue generated is valued by the cryptocurrency fair value on the date earned.

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

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of September 30, 2018.

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

Net Income (Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of September 30, 2018 and 2017, there were total shares of 190,232,724 and 23,426,154, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liabilities

The Company issued common stock purchase warrants in September 2016 in conjunction with the Merger Agreement.  Additional warrants were issued in March and August 2017 as part of private placement offerings. Warrants were also issued in March and August 2018 as part of private placement offerings (see Note 6) and per an advisory agreement (see Note 8). In accordance with ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders. Corresponding changes in the fair value of the warrants are recognized as a gain or loss on the Company’s Statements of Operations in each subsequent period.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these factors include the issuances of debt in exchange for cash such as that which is described in Note 6, Convertible Notes Payable.

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

In consideration for entering into the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matured on September 28, 2018. Additionally, Mr. Saltz and TLLC each assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Mr. Saltz to the Company, a certain $100,000 senior convertible note from the March 2017 Notes, as defined below, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company. Total gross proceeds from the sale were $220,000, including the cash payment and secured promissory note, plus $510,599 in liabilities relieved, less $60,171 of assets sold to TLLC resulted in a gain on disposal of $670,428.

Assets sold:
Cash	(505)
Property & equipment, net	(26,128)
Accuonts receivable	(38)
Deposit	(33,500)
(60,171)

Liabilities relieved:
Accounts payable & accrued expenses	204,809
Demand obligation payable - related party	116,883
Convertible notes payable	100,000
Accrued interest	31,507
Short-term advice - related party	57,400
510,599

Additional consideration:
Note receivable	120,000
Cash	100,000
220,000

Gain on deposit of Timefire, LLC	670,428

The gain on disposal is included in the income from discontinued operations on the profit and loss statement for the nine months ended September 30, 2018.

4. Property and Equipment, net

The following represents a summary of our property and equipment as of September 30, 2018:

Cryptocurrency mining equipment	$974,305
Less: accumulated depreciation	(84,382)
$889,923

Depreciation expense was $84,382 for the nine months ended September 30, 2018.

5. Cryptocurrencies

On January 3, 2018, the Company purchased $100,000 of ether (106.95 units), the cryptocurrency offered by the Ethereum network. In April 2018, the Company began its mining operations. The Company is paid in cryptocurrency for these operations. It started out mining Bitcoin and later, expanded into the mining of ether and litecoin. The revenue generated is valued by the cryptocurrency fair value on the date earned. Such amounts aggregated $67,297 for the nine months ended September 30, 2018.

The Company has utilized its cryptocurrency holdings to satisfy certain trade payables. The Company recognizes gain or loss at the time of the disposition of the cryptocurrency assets, which is the difference of the then fair value versus book value. The Company has recognized $52,694 in net loss on disposition of cryptocurrencies.

6. Convertible Notes Payable

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

The March 2017 Notes and August 2017 Notes and accompanying warrants were converted on January 3, 2018 into Series E Preferred stock. See Note 9.

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

On August 7, 2018, the Company borrowed $76,000 from an institutional investor and issued a 5% original issue discount promissory note in the total principal amount of $80,000. This note matures on the sixth month anniversary of the effective date and bears interest at 12% per annum. The Note automatically becomes due and payable upon the Company closing a financing through which the Company receives proceeds of at least $125,000. This note was repaid upon receipt of the funds for the below listed August 21, 2018 note.

On August 21, 2018, the Company borrowed $150,000 from an institutional investor and issued a convertible promissory note in the total principal amount of $156,250. The note matures on April 15, 2019 and bears interest at 8% per annum. On the maturity date, the Company must repay an amount equal to 120% of the outstanding principal and accrued interest. Beginning on the six-month anniversary of the issuance date, the Investor may elect to convert the note into common stock of the Company at $0.03 per share, subject to adjustment. In addition, the note is redeemable by the Company up to 90 days following issuance at an amount equal to 110% of outstanding principal and accrued interest, and thereafter at an amount equal to 120% of outstanding principal and accrued interest, subject in either case to upward adjustment to the extent the closing price of the Company’s common stock on the OTCQB exceeds the Conversion Price. As additional consideration, the Company issued the investor a total of 5,000,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the six-month anniversary of the issuance date at $0.06 per share.

The aggregate principal amount of the above described notes that remain outstanding is $1,982,829, which is shown in the accompanying balance sheet as of September 30, 2018, net of $30,640 debt discount, as convertible notes payable-net. Accrued interest amounted to $392,563 as of that date and interest expense aggregated $383,407 for the nine months ended September 30, 2018.

7. Related Party Transactions

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

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expires December 31, 2018.  As part of the sale of TLLC, the Company was released of this lease obligation as well as the rights to the security deposit. The Company has been renting an office space on a month-to-month basis, and incurred rent expense of $7,662 during the nine months ended September 30, 2018.

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

On March 16, 2018, the Company entered into an Advisor Agreement (the “Advisor Agreement) with a third party (the “Advisor”), and David Drake (“Drake”), a consultant to the cryptocurrency industry. Under the terms of the Advisor Agreement, Drake was appointed to the Company’s Advisory Board and Drake and the Advisor agreed to assist the Company in the implementation and execution of its cryptocurrency business model, including initiation of its mining business and recommending to the Company potential acquisitions and joint ventures in this sector. Drake is required to devote at least three business days per month to assisting the Company. The Company agreed to issue the Advisor 6,666,666 shares of common stock valued at $0.03 per share, which shares shall vest quarterly over a 12-month period subject to the Advisor Agreement not having been terminated as of each applicable vesting date. The Company also issued the Advisor 6,666,666 3-year warrants, with the same vesting period, exercisable at $0.05 per share. The Company agreed to pay the Advisor a royalty from net revenues received from its mining of cryptocurrency with the royalties decreasing over a five-year period. Finally, the Company agreed to reimburse the Advisor $5,000 a month for the services of an engineer to operate the Company’s cryptocurrency mining business. On November 15, 2018, we provided the other parties to the Advisory Agreement with notice that we intend to terminate the Advisory Agreement effective December 15, 2018.

On May 15, 2018, the Company entered into a Master Service Agreement with ColoGuard Enterprise Solutions (“ColoGuard”) which became effective August 1, 2018. ColoGuard provides colocation and other services related to our cryptocurrency mining activities. The initial term of the agreement is two years, with automatic 12-month renewals unless thirty days written notice is provided. The monthly obligation under the agreement with the current specifications is $30,212.

9. Shareholders’ Deficit

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at September 30, 2018 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 235,460,470 as of September 30, 2018.

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

During the nine months ended September 30, 2018, holders of 181,524 shares of Series E converted them into 181,524,000 shares of our common stock. At September 30, 2018, there are 122,190 shares of Series E outstanding, which are convertible into an aggregate of 122,190,000 shares of our common stock.

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

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of September 30, 2018 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2017	8,096,736

Cancelled in exchange for Series E (1)	(4,963,402)

Issued per offering (2)	35,087,720	$.06	3/6/2018	9/6/2023

Issued for services (3)	6,666,666	$.05	3/16/2018	3/16/2021

Issued per offering (4)	5,000,000	$.06	8/21/2018	2/21/2024

Balance of warrants at September 30, 2018	49,887,720

(1) As discussed above, on January 3, 2018, 4,963,402 warrants to purchase shares of common stock were cancelled in exchange for 4,963 Series E shares.

(2) On March 6, 2018, pursuant to the 2018 Notes (see Note 6), the Company issued warrants at $.06 to purchase 35,087,720 shares of common stock. The warrants may not be exercised for six months after their effective date of March 6, 2018. The warrants have an expiration date of five years after the initial six months have passed.

(3) On March 16, 2018, per the terms of the Advisor Agreement (see Note 8), the Company issued warrants at $.05 to purchase 6,666,666 shares of common stock. The warrants have an expiration date of March 16, 2021.

(4) On August 21, 2018, pursuant to the August 21, 2018 convertible promissory note (see Note 6), the Company issued warrants at $.06 to purchase 5,000,000 shares of common stock. The warrants may not be exercised for six months after their effective date of August 21, 2018 and they have an expiration date of five years after the initial six months have passed.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. A total of 3,300,000 shares of our common stock were originally reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000. As of September 30, 2018, 15,145,000 shares of common stock remain available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit (“RSU”) Agreement with Mr. Read which granted him 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and was to be expensed over the vesting period. Effective January 31, 2017, Mr. Read’s former employment agreement was terminated and the RSUs became fully vested. The Company recorded $0 and $128,695 in expense related to this grant during the nine months ended September 30, 2018 and 2017, respectively.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its then Chief Executive Officer and Chief Financial Officer per the 2016 Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $218,326 and $411,109 in expense related to this grant during the nine months ended September 30, 2018 and 2017, respectively.

On January 3, 2018, as part of an oral employment agreement with the Company’s Chief Executive Officer, the Company granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, 5,000,000 will vest one-year from the grant date, and 5,000,000 will vest two years from the grant date subject to continued employment with the Company. The Company recorded $255,675 in expense related to this grant during the nine months ended September 30, 2018.

On January 22, 2018, the Company granted board member Gary Smith 1,000,000 stock options under the 2016 Plan, exercisable at $.03 per share, vesting quarterly over one year beginning in three months subject to continued service as a director on each applicable vesting date. The Company recorded $19,147 in expense related to this grant during the nine months ended September 30, 2018.

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

The assumptions used in the Black-Scholes option re-valuation for the September 2016 warrants at September 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 3.0 years
Risk-free interest rate - 2.88%	Volatility – 226.491%.

The assumptions used for the March 2017 warrants at September 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 4.0 years
Risk-free interest rate - 2.94%	Volatility – 225.847%.

The assumptions used for the March 6, 2018 warrants at September 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 5.0 years
Risk-free interest rate – 2.94%	Volatility – 214.712%.

The assumptions used for the March 16, 2018 warrants at September 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 2.5 years
Risk-free interest rate - 2.88%	Volatility – 256.626%.

The assumptions used for the August 21, 2018 warrants at September 30, 2018 are as follows:

Dividend yield – 0%	Expected life – 5.5 years
Risk-free interest rate - 2.94%	Volatility – 211.215%.

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at September 30, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$222,316	$222,316

11. Subsequent Events

Effective October 12, 2018, the Company borrowed $15,000 from its Chief Executive Officer, Mr. Jonathan Read (“Read”), and issued Read a $15,000 Promissory Note (the “Note”). The Note is payable upon demand by Read and bears interest at the minimum interest rate set by the Internal Revenue Service.

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

On January 3, 2018, the Company effected the sale of TLLC to a person (the “TLLC Lender”) who had lent the Company or TLLC funds in 2017 without any documentation in order to keep employees from quitting. The Company understood he was acting on behalf of a group (“TLLC Purchasers”) which included its former owners as well as two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matured in September 2018 and remains unpaid. Additionally, the TLLC Purchasers assumed certain of the Company’s liabilities totaling approximately $558,054. The Company’s business model in the virtual reality business was not successful and the Company was unable to continue to finance its business due to a loss of confidence in the virtual reality business by the Company’s investors (“Prior Investors”) who held past due convertible notes, and threats of resignation from the remaining TLLC employees. The Prior Investors refused to further finance the Company unless TLLC was shut down or preferably sold; the TLLC Lender whose loans were treated as demand loans refused to fund TLLC if it remained owned by the Company. While shareholder approval was required by Nevada law, the TLLC Purchasers refused to fund TLLC unless we closed immediately. The Prior Investors that had financed the Company had agreed to provide further funding if we sold TLLC and received a release from key liabilities including past due promissory notes. Rather than cease operations and have no working capital, we adhered to the TLLC Purchaser’s demands and closed the sale. Pending finalization of the sale of TLLC over the year-end holidays, our Prior Investors lent us approximately $669,000 on December 21, 2017 and cancelled certain past due notes they held on January 3, 2018 as explained in the following paragraph. Because we wanted to eliminate state law liabilities, we opted to get irrevocable proxies which would permit us to seek shareholder ratification. Such ratification is one of the items on the agenda for our annual meeting of shareholders scheduled for November 29, 2018.

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

On March 6, 2018, we borrowed $1 million from these same investors and issued them $1,052,632 of senior secured convertible notes (the “2018 Notes”) which are due on April 15, 2019. The 2018 Notes pay 8% per annum interest and are convertible at $0.03 per share. On the maturity date, we must pay 120% of the principal of the 2018 Notes. The 2018 Notes are secured by a first lien on the Company's assets.

On January 3, 2018, we announced our entry into the cryptocurrency and blockchain business. The Company’s current business is focused on the mining of bitcoin, ethereum and litecoin. The Company has expanded that business and has moved its mining operations to Allentown, PA from its prior location in Brooklyn, NY.

In order to secure the technical expertise to engage in the cryptocurrency mining business, we entered into an Advisory Agreement with two parties on March 16, 2018. On November 15, 2018, we provided the other parties to the Advisory Agreement with notice that we intend to terminate the Advisory Agreement effective December 15, 2018.

Results of Operations

The following discussion analyzes our results of operations for the three and nine months ended September 30, 2018 and 2017. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenues for the three months ended September 30, 2018 and 2017 were $58,380 and $0, respectively. The Company generated its first mining revenues beginning in April 2018. Operating expenses for the quarter ended September 30, 2018 amounted to $325,476 as compared to $90,283 for the quarter ended September 30, 2017. This was primarily due to increases in officer compensation and professional fees. The net loss for the three months ended September 30, 2018 was $511,155 as compared to $328,233 for the quarter ended September 30, 2017. This difference is largely due to the change in fair value of derivative, which created a non-cash gain for the three months ended September 30, 2017 of $114,191.

Revenues for the nine months ended September 30, 2018 and 2017 were $67,297 and $0, respectively. Operating expenses for the nine months ended September 30, 2018 amounted to $1,398,035 as compared to $885,123 for the nine months ended September 30, 2017. This was primarily due to the increase in officer compensation. The net loss for the nine months ended September 30, 2018 was $1,441,150 as compared to a net income of $1,559,319 for the nine months ended September 30, 2017. This difference is primarily due to the change in fair value of derivative, which created a non-cash gain for the nine months ended September 30, 2017 of $4,129,252.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been from the issuances of debt financing. The primary uses of cash are payroll related expenses and professional fees.

Our balance sheet as of September 30, 2018 reflects $13,563 in cash. As of November 19, 2018, the Company had approximately $5,000 in cash.

Management is continuing to pursue financing from various sources, including private placements from investors and institutions. We do not have capital to satisfy our estimated working capital needs for the next 12 months. Moreover, as of September 30, 2018 we owe $1,982,829 in principal on convertible notes due in April 2019. Because of the uncertainty regarding the cryptocurrency business costs as well as the sums we owe our principal lenders, we cannot predict, with certainty, the outcome of our actions to generate liquidity, including the availability of additional debt financing, or whether such actions would generate enough liquidity. At this time, our Company does not have a commitment from any party to provide additional financing. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable. Any financing will be extremely dilutive to our common shareholders. If we cannot obtain financing, we will cease operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
#	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger**	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
4.1	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
4.2	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
10.1	Advisor Agreement dated March 16, 2018	10-Q	8/14/18	10.10
10.2	Form of Note	8-K	8/27/18	10.1
10.3	Form of Warrant	8-K	8/27/18	10.2
10.4	Form of Note	8-K	8/7/18	10.1
10.5	Form of Note	8-K	10/18/18	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of November, 2018.

TimefireVR Inc.

Signature	Title

/s/ Jonathan Read	Chief Executive Officer and Director
Jonathan Read

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

