Form 10-K
period 2018-12-31
TimefireVR Inc.
filed 2019-04-01
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of March 29, 2019, there were 235,460,470 shares of the issuer's $0.001 par value common stock issued and outstanding.

PART I

Item 1. Description of Business

General

TimefireVR Inc. (“we”, “us”, “our” the “Company” and “Timefire”) is a Nevada corporation, which was originally incorporated in the State of Colorado on February 16, 1984. On November 21, 2016, we changed our name to TimefireVR Inc.

Sale of Our Existing Business

Effective September 13, 2016, the Company acquired Timefire, LLC (“TLLC”), a Phoenix-based virtual reality content developer which was an Arizona limited liability company. As consideration for the acquisition, the Company issued the equity holders of TLLC a total of 41,400,000 shares of the Company's common stock and 2,800,000 five-year warrants, which constituted a change of control of the Company (the “Merger”).

On January 3, 2018, the Company effected the sale of TLLC to a group which included its former owners including two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matured in September 2018. The promissory note is in default. Additionally, the buyers of TLLC assumed certain of the Company’s liabilities totaling $510,599. The Company’s business model in the virtual reality business was not successful and the Company was unable to continue to finance its business due to a loss of confidence in the virtual reality business by the Company’s investors and threats of resignation from the Company’s officers, directors and lead technologist and TLLC employees. While shareholder approval was required by Nevada law, the purchasers refused to fund TLLC unless we closed immediately. Certain investors that had financed the Company had agreed to provide further funding if we sold TLLC and received a release from key liabilities including past due promissory notes. Rather than cease operations and have no working capital, we adhered to the TLLC purchasers' demands and closed the sale. Pending finalization of the sale of TLLC over the year-end holidays, these investors lent us approximately $669,000 on December 22, 2017 and cancelled past due notes held by the investors on January 3, 2018 as explained in the following paragraph. Because we needed to eliminate state law liabilities, we opted to get irrevocable proxies which would permit us to seek shareholder ratification. On November 29, 2018, a majority of the shares of common stock voting for the proposal ratified that sale of TLLC at a shareholders meeting.

As described below, in 2018 we entered the cryptocurrency mining business which business we continue to engage in despite the very sharp decline in the prices of Bitcoin and other cryptocurrencies, which has negatively impacted the mining business.

Effective January 3, 2018, the Company entered into an Exchange Agreement (the “Exchange”) with certain of the Company’s investors pursuant to which the Company issued 303,714 shares of the Company’s new Convertible Series E Preferred Stock in exchange for the cancellation of the Company’s Series A Convertible Preferred Stock, Series A-1 Convertible Preferred Stock, Series C Convertible Preferred Stock, Senior Convertible Notes issued March 3, 2017, Senior Convertible Notes issued August 21, 2017, and certain of the Company’s outstanding Warrants. This Exchange had the effect of simplifying our capital structure and eliminating past due secured debt while substantially increasing future potential dilution. Effective December 21, 2017, we closed a private placement with our principal investors in which we borrowed $668,750 and issued the investors $703,747.38 in 5% Original Issue Discount Senior Secured Convertible Notes which Notes were due January 18, 2018, convertible at $0.03 per share and pay 8% per annum interest. The short-term nature was designed to ensure the TLLC sale closed in early January. On March 6, 2018, we borrowed $1 million from these same investors and issued them $1,052,632 new 5% Original Issue Discount Senior Secured Convertible Notes (the "March Notes") which are due on April 15, 2019. The March Notes pay 8% per annum interest and are convertible at $0.03 per share. On the maturity date, we must pay 120% of the principal of the March Notes. The March Notes are secured by a first lien on the Company's assets. For information on the warrants we issued, see Item 8 “Financial Statements” Note 10. Also on March 6, 2018, the investors extended their other Convertible Notes to April 15, 2019.

In August 2018, we borrowed an additional $150,000 issuing an investor a $156,250 8% convertible note due April 15, 2019. This note is convertible at $0.03 per share (well above current market) and upon maturity is payable at a 120% premium. On November 21, 2018, we borrowed $75,000 and issued the investor a $75,000 5% promissory note which was due February 19, 2019 and is in default.

Proposed Acquisition

We do not have the capital to pay these obligations when due and have been unable to raise further capital on any terms to support our current business. Further, while we have been engaged in the mining of cryptocurrency as described in “Summary of 2018 Developments” below, we have an oral understanding to acquire a drone and blockchain company based in Puerto Rico (the “Target”). As of the date of this Report, we do not have any written term sheet or other agreements with regard to this proposed acquisition. If we and the Target can each obtain the necessary financing, the equity owners of the Target will own approximately 83.3% of our common stock on a fully diluted basis and our shareholders shall own the balance. Among other things, all of our outstanding preferred stock and indebtedness will be required to convert into either common stock or another series of preferred stock with no preferences or limitations other than a 4.99% beneficial ownership limitation. If we close the proposed acquisition with the Target, we are required to have no accounts payable or indebtedness except ordinary course liabilities which have not yet come due. Further, the Target must have at least $1 million of unrestricted cash and no liabilities except ordinary course liabilities which have not come due. Our Chief Executive Officer will remain a director of the Company and upon closing of the acquisition the Target will be entitled to designate three members to our board of directors subject to compliance with Rule 14f-1 under the Securities Exchange Act of 1934. Further, our Chief Executive Officer shall become a consultant to the Company for a six-month period following the closing. As described later in this Report, our Chief Executive Officer reduced his compensation to $5,000 per month effective March 1, 2019 and has become a full-time executive of another corporation. See Item 10. “Directors, Executive Officers and Corporate Governance.”

Because of all these contingencies, there can be no assurances that we will close any transaction with the Target or obtain the necessary financing. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of 2018 Developments

On January 3, 2018, we announced our entry into the cryptocurrency business. In order to enter the cryptocurrency mining business, we entered into an Advisory Agreement with two parties on March 16, 2018. Under the Advisory Agreement, the parties provided consulting services to us concerning cryptocurrency mining and other opportunities in the cryptocurrency business. The parties to the Advisory Agreement also provided us with an engineer who will provide half-time services to us in the mining business under which he will provide logistical advice and mining oversight including designing, and building overhead operating proprietary software, and monitoring operations of the mining systems. Under the Advisory Agreement, we agreed to reimburse one party $5,000 per month for the services of the mining engineer. Assuming we entered into the mining business within 90 days, we agreed to pay a sales royalty as additional consideration. Further we issued 6,666,666 shares of common stock which will vest quarterly subject to the Advisory Agreement remaining in effect on each applicable vesting date and an additional 6,666,666 three-year warrants exercisable at $0.05 with the same vesting provisions. We terminated the Advisory Agreement effective December 15, 2018.

Our Bitcoin Mining Business

In late March 2018 we entered into a co-location arrangement with an unaffiliated third party in the mining business. We ordered high speed computer servers and in the Spring after delivery of the servers, initiated our mining of Bitcoin. The intent of this purchase and location was to allow us to solidify, test and validate our hardware and software operating systems prior to expanding our mining operations. See the general discussion of mining beginning on page 5 of this Report.

In December 2018, we sold large mining servers (representing 80% of our mining capacity) in order to provide the working capital to remain operational. Our remaining servers are being operated to mine Bitcoin by a co-location company that we have used since we entered the mining business in 2018. For their services from March 21 through December 31, 2019, we owe this company $15,000 and have agreed to net the amount against the balance they owe us for their purchase of the miners.

In the ordinary course of business, the Company has acquired and sold Bitcoin, Ether, and other cryptocurrencies. In our Form 10-K for the year ended December 31, 2017, we disclosed negotiations to acquire Cryptogram, LLC. Those discussions terminated in Spring 2018.

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

Transaction Verification (Mining)

The process by which Bitcoins are “mined” results in new blocks being added to the Blockchain and new Bitcoins being issued to the miners. Miners engage in a set of prescribed complex mathematical calculations in order to add a block to the Blockchain and thereby confirm Bitcoin transactions included in that block’s data. Miners that are successful in adding a block to the Blockchain are automatically awarded a fixed number of Bitcoins for their effort; we also refer to this process of receiving the aforementioned award as transaction verification services. This reward system is the method by which new Bitcoins enter into circulation to the public and is accomplished in the added block through the notation of the new Bitcoin creation and their allocation to the successful miner’s digital wallet. To begin mining, a user can download and run Bitcoin Network mining software, which, like regular Bitcoin Network software programs, turns the user’s computer into a “node” on the Bitcoin Network that validates blocks. Due to the enhanced investor interest in Bitcoin, there has been large increases in, and a scarcity of, computer servers needed for mining. Additionally, since these high-speed servers use vast amounts of electricity, there has been a spike in the prices of electricity in the areas where mining has been prevalent. These areas were selected for their then low prices. The “poster boy or girl” for mining is Bitcoin mining which uses huge amounts of electricity to operate the computer servers. Miners sought out areas where electric power was relatively inexpensive. This has caused electricity prices to spike in these areas. Locations such as East Wenatchee, Washington have witnessed a swell in occupants and business as miners relocate to areas with cheap electricity. The mining industry has witnessed a change from small miners operating from their homes to large mining “farms” operated by companies with substantial capital, computer resources and other capabilities and competitive advantages. As electricity prices have risen as a result of mining, local officials have become alarmed because area residents are forced to pay more for their electricity. Last year, Plattsburg, NY banned certain aspects of mining.

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

In 2017, Bitcoin and other cryptocurrencies experienced substantial price increases particularly in the late fall with extreme volatility beginning in the second half of December:

As the price of Bitcoin and other cryptocurrencies rose, the speculative fever brought substantial competition to the business both from established companies, early stage entrants and bad actors. The effect was to make existing and new businesses much more expensive due to the growing demand and relatively limited supply. Since 2018, the market for cryptocurrency has been weak. As a result, the Company began exploring other opportunities since the cryptocurrency mining business on a limited basis with current market prices is not feasible for a public company encumbered by the overhead that cannot be eliminated.

Competition

In the mining business, we face substantial competition and a myriad of other risks. We have one part-time contractor, our Chief Executive Officer, who oversees our mining activities and relatively limited financial and other resources. See the “Risk Factors” that are at the end of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors.”

Cryptocurrency

The Company’s cryptocurrency initiatives compete with other industry participants that focus on investing in and mining of Bitcoin, Ether, and other cryptocurrencies. Market and financial conditions, and other conditions beyond the Company’s control, currently make the cryptocurrency business unattractive. Companies have raised substantial capital seeking to enter the cryptocurrency business. Our lack of capital is a competitive disadvantage.

Mining

The business of mining of Bitcoin and other cryptocurrency is extremely competitive. Over the last several years as costs have spiked and the price of Bitcoin increased, large sources of capital have entered the mining business. This factor, as well as the prior experience and technical capabilities of our competitors, puts us at a competitive disadvantage.

Employees

We have no employees and two contractors, our Chief Executive Officer and our Chief Financial Officer who offer part-time services.

Regulation

Because we will buy, hold, and sell cryptocurrency, we are subject to numerous federal and state laws around the world regarding cryptocurrency. The scope of these regulations are continuing to evolve, and they may be inconsistent among the locations in which we operate and our users reside. Compliance with these rules may be difficult and costly, and if we fail to comply, we could face liability under these statutes and legal or administrative actions by government entities and private litigants. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” below, for further discussion of the risks we face.

Facilities

See Item 2. “Description of Property.”

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information under this item. See the Risk Factors we voluntarily disclose at the end of Item 7 of this Report.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

The Company’s principal office is located at 7150 E. Camelback Rd. Suite 444 Scottsdale AZ 85251 for which the Company pays monthly rent in the amount of $822.

Item3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of the Company is quoted on the OTC Pink under the symbol of TFVR.

Dividends

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future. Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, general business conditions, and state law regulating the payment of dividends.

Shareholders

As of March 29, 2019, there were 235,460,470 shares of common stock outstanding, held by 557 shareholders of record. In addition, as of March 29, 2019, there were 122,190 shares of Series E Convertible Preferred Stock outstanding. We also have 100 shares of non-convertible super voting preferred stock outstanding.

Transfer Agent

The Transfer Agent for the Company's Common Stock is Equity Stock Transfer, 237 W 37th Street, Suite 601, New York, New York 10018.

Recent Sales of Unregistered Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not repurchase any shares of our common stock during the fiscal year ended December 31, 2018.

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

Company Overview

In 2018, the Company focused its efforts on the cryptocurrency business primarily in cryptocurrency mining. This business has not been successful, and the Company sold 80% of our unprofitable mining assets late in the year to reduce ongoing losses and to generate cash to remain operational. The co-location company that hosts our servers continues to host our remaining servers.

Results of Operations

Total revenue for the years ended December 31, 2018 and 2017 was $105,129 and $0, respectively. The revenue in 2018 was from cryptocurrency mining. The Statement of Operations does not include the operations of TLLC, which is treated as discontinued operations.

Operating expenses in the year ended December 31, 2018 amounted to $1,833,817 as compared to $1,092,214 for the year ended December 31, 2017. The increase in operating expenses is from our mining business which began in 2018 as well as increased officer compensation expense as a result of the issuance of options to our Chief Executive Officer. Other expenses for 2018 totaled $1,233,030 versus other income of $3,849,020 in 2017. In 2018 the principal items were a loss of $522,917 on the disposal of mining equipment, the creation of an allowance of $100,000 from the inability to collect from TLLC and $500,182 in non-cash interest expense. In 2017, we had a non-cash gain of $4,193,081 in the change of fair value of our derivative liabilities due to significant drop in our common stock price.

For the year ended December 31, 2018 the Company had a net loss from continuing operations of $3,313,561 as compared to income from continuing operations of $2,756,806 in 2017 which was impacted by the change in fair value discussed above. Our net loss for the year was $2,643,313 after accrual of a gain from sale of TLLC of $670,248 in 2018. After deducting the loss of $1,627,979 from TLLC, our net income for 2017 was $1,128,827.

Liquidity and Capital Resources

As of March 29, 2019 we had approximately $30,000 in cash and Bitcoin. We can not pay our liabilities including our indebtedness of approximately $2.7 million due April 15, 2019 or the smaller past due note. Assuming we close the acquisition with the Target, we will need to obtain additional financing in order to pay our liabilities or accounts payable as envisioned by the oral understanding. If we are unable to close the acquisition with the Target, we will likely cease operations since we do not have any working capital.

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

You should recognize that we have been unable to generate material revenues from our cryptocurrency business, a business which is subject to special risks described below

Risks Relating to Our Financial Condition

If we cannot complete a transaction in the near future, we will be required to cease operations.

We have no working capital and no understandings with any investors to finance our business as of the date of this Report. We intend to focus on attempting to close the acquisition of the Target and have had discussions with our principal investors about providing the appropriate financing in order pay our accounts payable and be in a position to close the acquisition. The investors have also orally agreed to convert their preferred stock and notes into a new series of preferred stock with no preferences or limitations other than a 4.99% blocker. If we are unable to complete the acquisition, we will likely cease operations.

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

As of the close of business on March 29, 2019, the price of our common stock was .00194 as reported on the OTC Pink. The holders of our Series E Preferred Stock may convert their Series E Preferred Stock into a large number of shares of our common stock which may cause the price of our common stock to stay below $0.01. Because of the recent large decline in the price of our common stock, we have faced the loss of pending business opportunities and reluctance by third parties to enter into business with us. As a result of our low stock price, we may continue to lose business opportunities in the future.

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

To the extent that cryptocurrencies we may own are deemed by the SEC to fall within the definition of a security, we may be required to register and comply with additional regulation under the 1940 Act, including additional periodic reporting and disclosure standards and requirements and the registration of our Company as an investment company. To date, the SEC has concluded that Bitcoin, and Ether which we previously owned, are not securities.

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

Bitcoin currently faces an uncertain regulatory landscape in not only the United States but also in many foreign jurisdictions. Certain countries such as Bulgaria, Belgium, Finland and the United Kingdom wish to tax and regulate the use of Bitcoin, however these countries have not yet figured out the most effective way to create a regulatory environment that is not only supportive of the cryptocurrency, but also allows for it to be accurately taxed and regulated to prevent money laundering, extortion and criminal fraud. Other countries such as China, Russia, Bolivia, Columbia, and Ecuador have banned either the trading or possession of bitcoin, making it illegal to use Bitcoin for any service within these countries. Other countries such as Germany are open to Bitcoin, the country has created a hybrid system where bitcoin is considered legal but taxed differently depending upon whether the authorities are dealing with exchanges, miners, enterprises or users. Initial coin offerings (ICOs) are increasingly being viewed as a controversial method of crowdfunding a company through cryptocurrency. ICOs have been a mixed bag internationally, with countries such as China, undertaking a full ban and others like Singapore or Malta using ICOs to boost the flow of digital cash into their economies. However, there's no synchronized regulation effort between countries, and given the borderless nature of blockchain, the risks of money laundering, extortion, and criminal fraud remain a constant concern. . While certain governments have issued guidance as to how to treat Bitcoin, most regulatory bodies have not yet issued official statements regarding intention to regulate or determinations on regulation of Bitcoin, the Bitcoin Network and Bitcoin users.

The effect of any future regulatory change on us, Bitcoins, or other cryptocurrency is impossible to predict, but such change could be substantial and adverse to us and could adversely affect an investment in us.

If cryptocurrencies such as Bitcoin and Ether are found to be securities, our business model may not be successful.

Bitcoin is the oldest and most well-known form of cryptocurrency. Bitcoin, Ether, and other forms of cryptocurrencies have been the source of much regulatory consternation, resulting in differing definitional outcomes without a single unifying statement. When the interests of investor protection are paramount, for example in the offer or sale of ICO tokens, the SEC has no difficulty concluding that the token offerings are securities under the “Howey” test as stated by the United States Supreme Court. As such, ICO offerings would require registration under the Act or an available exemption therefrom for offers or sales in the United States to be lawful. Section 5 of the Act provides that, unless a registration statement is in effect as to a security or it is exempt, it is unlawful for any person, directly or indirectly, to engage in the offer or sale of securities. In September 2018, a federal district court ruled that the ICO in question was a security. This ruling aligns with the position of the SEC’s Chairman who has stated that all ICOs of which he is aware involve the sale of a security. While the SEC has concluded that Bitcoin and Ether are not securities, we do not know if other cryptocurrencies we acquired in 2018 are deemed to be securities, although we believe that since we were awarded these instruments as a result of our mining, they are not securities. However, a state securities regulator may challenge our position, and we may face regulation under state securities laws. Such regulation or the inability to meet the requirements to continue operations, would have a material adverse effect on our business and operations.

If we acquire cryptocurrencies which are securities, even unintentionally, we may violate the 1940 Act and incur potential third-party liabilities.

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

Risks Concerning Cryptocurrency Mining

Because we do not have any employees or consultants who have any expertise in cryptocurrency mining, we may be unable to engage in further mining activities.

Cryptocurrency mining is not like riding a bike. We are relying upon a third party for our mining activities. If they decide our limited mining activities do not justify continuing to serve us, they may terminate their services. In that event, unless we will be able to obtain financing for this activity, we will not be able to expand our mining activities.

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

In 2018, we engaged in a number of initiatives in the cryptocurrency field including primarily cryptocurrency mining. We generated some limited income but did so with a negative gross profit of $246,714. Later in the year, in order to remain operational we sold about 80% of our mining equipment for $150,000 incurring a loss on disposal of this equipment of $522,917. As of the date of this Report, the Company which had been hosting our remaining mining equipment continues to host our 40 S-9 miners until December 31, 2019. In order to resume large scale mining activities, we will need to raise sufficient capital in order to either hire personnel or engage in partnership or consulting relations to further our mining business. In addition, as the market for cryptocurrency has been depressed, we have been looking at other business opportunities and entered into an oral understanding with respect to an acquisition with the Target. There are a number of uncertainties with respect to that transaction. If we are unable to close that transaction, we may seek a different kind of acquisition. Alternatively, we may simply cease operations.

Because we were not in a position to continue paying our Chief Executive Officer in accordance with his Consulting Agreement, he began looking for other opportunities, and obtained other employment in March 2019 and reduced his compensation with the Company to mirror his part-time status. Because we have such limited management, we may not be able to effectively carry on our business.

Mr. Jonathan Read, our Chief Executive Officer, is a party to an oral Consulting Agreement with us paying him $240,000 per year. As the cryptocurrency market remained depressed, Mr. Read realized that the Company would not be in a position to continue paying him that compensation level. Accordingly, for personal reasons he began looking for other opportunities and in March 2019, he became an employee of another corporation. As of March 1, 2019, Mr. Read reduced his compensation to $5,000 per month to reflect his part-time service. His primary duties other than insuring that this Report is filed has been to manage the remaining part of the Company’s business, continue seeking financing and furthering efforts to engage in the acquisition of the Target. We have no other employees or consultants other than a part-time Chief Financial Officer whose duties consist of complying with the financial reporting obligations of the Company under the Securities Exchange Act of 1934. Because of this limited management, we may not be in a position to attract financing if we are unable to close the acquisition and may have to cease operations.

Risks Relating to Our Common Stock

As a result of our financings, we are obligated to issue a substantial number of additional shares of common stock, which will dilute our present shareholders.

In 2018 and 2019 we engaged in a series of borrowings with investors. See Item 8. “Financial Statements”, Note 6. As of the date of this Report, the outstanding principal and accrued interest in all of our obligations for indebtedness that are convertible into common stock is approximately $2.7 million. In addition, Convertible Preferred Stock and Warrants obligate us to issue shares of common stock. In the future, we may grant additional options, warrants and convertible securities. The exercise, conversion or exchange of options, warrants or convertible securities, including for other securities, will dilute the percentage ownership of our shareholders. The dilutive effect of the exercise or conversion of these securities may adversely affect our ability to obtain additional capital. The holders of these securities may be expected to exercise or convert such options, warrants and convertible securities at a time when we would be able to obtain additional equity capital on terms more favorable than such securities or when our Common Stock is trading at a price higher than the exercise or conversion price of the securities. The exercise or conversion of outstanding warrants, options and convertible securities will have a dilutive effect on the securities held by our shareholders. We have in the past, and may in the future, exchange outstanding securities for other securities on terms that are dilutive to the securities held by other shareholders not participating in such exchange.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our completion of a financing;
•	Our failure to raise working capital;
•	Our completion of the acquisition of the Target or disclosure that negotiations had terminated;
•	Regulatory changes including new laws and rules which adversely affect companies in the cryptocurrency business;
•	Factors including the cost of high speed computer serves and the cost of electricity which affect the viability of mining;
•	Prices of cryptocurrencies we may own;
•	Our public disclosure of the terms of any financing which we consummate in the future;
•	Our failure to generate increasing material revenues;
•	Our failure to become profitable;
•	Any acquisitions we may consummate;
•	Announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;
•	Changes in our management;
•	The sale of large numbers of shares of common stock which we may register;
•	Short selling activities; or
•	Changes in market valuations of similar companies.

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

We continue to have material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and could negatively impact our ability to raise capital

As described under “Item 9A – Controls and Procedures,” we have identified control deficiencies which constitute material weaknesses in our internal control over financial reporting. The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to the material weaknesses identified.

Because of our small size and continued lack of capital, we continue to have material weaknesses in our internal controls over financial reporting. As a result, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC could be adversely affected. The occurrence of or failure to remediate the material weaknesses may adversely affect investor confidence in us and could negatively impact our ability to raise capital.

If the SEC Staff investigates us and sues us due to our inability to remediate, or a delay in remediating, identified material weaknesses in our internal control over financial reporting, it may have a material adverse effect on our business and financial condition.

Recently the SEC sued four public companies alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses at the time the lawsuits were filed. Since we acquired TLLC in September 2016, we have identified and disclosed material weaknesses in internal control over financial reporting beginning with the year ended December 31, 2016 and have not made progress in remediating them. As of December 31, 2018 we had 3 material weaknesses. See “Part II – Item 9a Controls and Procedures” for more information. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we had not remediated our material weaknesses for a number of consecutive annual reporting periods, we will face the following risks:

•	It will divert our management’s attention from our core business of cryptocurrency mining;
•	We will incur substantial legal fees in connection with both the investigation and the lawsuit if it is filed;
•	If we are sued, we may be required to pay a civil monetary penalty in addition to other remedies the SEC or a court may impose;
•	Any public disclosure may cause investors to sell our stock which may result in a material decline in our stock price that will cause investors to lose money; and
•	Our existing stockholders will experience more dilution as we are required to raise capital at a lower price per share.

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

There has been limited trading in our Common Stock and there can be no assurance that an active trading market in our Common Stock will either develop or be maintained. Our Common Stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our Common Stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for cryptocurrency will be stable or appreciate over time or that we will close the acquisition.

Offers or availability for sale of a substantial number of shares of our Common Stock may cause the price of our Common Stock to decline.

If our shareholders sell substantial amounts of our outstanding Common Stock preferred stock, convertible notes issuable upon the exercise of outstanding warrants or other convertible securities, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our Common Stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it difficult to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our restricted Common Stock will be freely tradable upon the earlier of: (i) effectiveness of any registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933.

Cautionary Note Regarding Forward Looking Statements

This Report includes forward-looking statements including statements regarding liquidity, anticipated cash flows, future capital-raising activity, our future acquisition of cryptocurrency, and our potential entry into an agreement with the Target. All statements other than statements of historical facts contained in this Report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” immediately above. Other sections of this Report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Report, whether as a result of new information, future events, changed circumstances or any other reason after the date this Report is filed.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting Company.

Item 8. Financial Statements and Supplementary Data.

TimefireVR Inc.

Index to Financial Statements

December 31, 2018

To the Shareholders and

Board of Directors of TimefireVR Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TimefireVR Inc. and its subsidiary (the "Company") as of December 31, 2018 and 2017, the related statements of operations, changes in shareholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has historically incurred operating losses and negative cash flows from operations, has not reached a level of revenues sufficient to fund their operating activities and requires additional funds for future operating activities. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2016.

/s/ Berkower LLC

Iselin, New Jersey

April 1, 2019

TIMEFIREVR INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
Current Assets:
Cash	$5,787	$558,732
Current assets - discontinued operations	—	543
Cryptocurrencies	32,925	—
Interest receivable	10,430	—
Miscellaneous receivable	100,000	—
Accounts receivable	938	—
Prepaid expenses and other current assets	20,631	131,250
Total current assets	170,711	690,525

Other Assets:
Property and equipment, net	91,676	—
Assets held for sale	—	59,628
Total Assets	$262,387	$750,153

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$138,954	$144,660
Current liabilities - discontinued operations	—	510,419
Convertible notes payable, net	1,966,571	1,464,814
Notes payable	75,000	—
Notes payable - related party	15,000	—
Accrued interest	494,956	290,497
Total current liabilities	2,690,481	2,410,390

Long Term Liabilities:
Derivative liabilities	79,088	198,994
Total long term liabilities	79,088	198,994
Total liabilities	2,769,569	2,609,384

Commitments and Contingencies	—	—

Mezzanine Equity
Preferred Series A stock, par value $.01 per share, 134,000 shares authorized; 0 and 133,334 shares issued and outstanding at December 31, 2018 and 2017. Stated at redemption value.	—	1,500,004

Shareholders' Equity/(Deficit):
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
Preferred Series A-1 stock, par value $.01 per share, 21,000 shares authorized; 0 and 14,923 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	149
New Preferred Series A stock, par value $.01 per share, 100 shares authorized; 100 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	—
Preferred Series C stock, par value $.01 per share, 0 and 502 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	5
Preferred Series E stock, par value $.01 per share, 122,190 and 0 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,222	—
Common stock, par value $.001 per share, 500,000,000 shares authorized; 235,460,470 and 47,269,804 shares issued and outstanding at December 31, 2018 and 2017, respectively	235,461	47,270
Obligation to issue common stock	1,000	—
Additional paid-in capital	2,639,005	(666,101)
Accumulated deficit	(5,383,871)	(2,740,558)
Total shareholders' equity/(deficit)	(2,507,182)	(3,359,235)
Total Liabilities and Shareholders' Equity/(Deficit)	$262,387	$750,153

The accompanying notes are an integral part of these financial statements.

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2018	2017

Revenues	$105,129	$—
Cost of revenues	351,843	—
Gross margin	(246,714)	—

Operating expenses:
Research and development	—	—
Occupancy	9,945	—
Officer compensation	667,659	170,319
Professional fees	884,515	903,906
Impairment of cryptocurrencies	7,025	—
Other operating expenses	264,673	17,989
Total operating expenses	1,833,817	1,092,214

Loss from operations	(2,080,531)	(1,092,214)

Other income (expense):
Change in fair value of derivative liabilities	(9,928)	4,193,081
Loss recognized on disposition of cryptocurrencies	(55,597)	—
Loss on sale of equipment	(522,917)
Provision for loss on note receivable	(100,000)	—
Reserve for impairment of cryptocurrency mining equipment	(55,000)	—
Interest income	10,594	—
Interest expense	(500,182)	(344,061)
Total other income (expense)	(1,233,030)	3,849,020

Income (loss) from continuing operations	(3,313,561)	2,756,806

Gain on disposal of Timefire, LLC	670,428	—
Loss from discontinued operations	(180)	(1,627,979)
Income (loss) from discontinued operations	670,248	(1,627,979)

Income tax expense	—	—

Net income (loss)	$(2,643,313)	$1,128,827

Basic net income (loss) per common share, continuing operations	$(0.02)	$0.06
Diluted net income (loss) per common share, continuing operations	$(0.02)	$0.04

Basic net income (loss) per common share, discontinued operations	$0.00	$(0.04)
Diluted net income (loss) per common share, discontinued operations	$0.00	$(0.02)

Basic weighted average common shares outstanding	196,802,751	46,421,363

Diluted weighted average common shares outstanding	196,802,751	69,720,326

The accompanying notes are an integral part of these financial statements.

TIMEFIREVR INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

					Additional	Common Stock		Total Shareholders'
	Preferred Stock		Common Stock		Paid in	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at December 31, 2016	20,986	$210	44,520,065	$44,520	$(1,518,484)	$—	$(3,869,385)	$(5,343,139)
Preferred Series A-1 stock converted to common stock	(5,448)	(55)	544,736	545	(490)	—	—	—
Preferred Series C stock converted to common stock	(113)	(1)	1,130,000	1,130	(1,129)	—	—	—
Exchange of shares for services	—	—	1,075,000	1,075	241,425	—	—	242,500
Stock options issued for services	—	—	—	—	483,884	—	—	483,884
Restricted stock units issued for services	—	—	—	—	128,693	—	—	128,693
Net income	—	—	—	—	—	—	1,128,827	1,128,827
Balance at December 31, 2017	15,425	154	47,269,801	47,270	(666,101)	—	(2,740,558)	(3,359,235)
Exchange of debt for Preferred Series E	70,493	705	—	—	939,261	—	—	939,966
Exchange of warrants and Preferred stock for Preferred Series E	217,796	2,178	—	—	1,627,660	—	—	1,629,838
Preferred Series E stock converted to common stock	(181,524)	(1,815)	181,524,000	181,524	(179,709)	—	—	—
Exchange of shares for services	—	—	6,666,666	6,667	220,566	1,000	—	228,233
Stock options and warrants issued for services	—	—	—	—	697,329	—	—	697,329
Issuance of New Series A Preferred	100	1	—	—	(1)	—	—	—
Net loss	—	—	—	—	—	—	(2,643,313)	(2,643,313)
Balance at December 31, 2018	122,290	$1,223	235,460,467	$235,461	$2,639,005	$1,000	$(5,383,871)	$(2,507,182)

The accompanying notes are an integral part of these financial statements.

TIMEFIREVR INC.
STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2018	2017

Operating Activities:
Net income (loss) from continuing operations	$(3,313,561)	$2,756,806
Net income (loss) from discontinued operations	670,248	(1,627,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	154,712	12,607
Common stock issued for services	228,233	242,500
Warrants and options issued for services	697,329	483,884
Change in derivative liabilities	9,928	(4,193,081)
Net cryptocurrencies received in lieu of cash	(103,721)	—
Cryptocurrencies paid in lieu of cash	107,943	—
Loss recognized on disposition of cryptocurrencies	55,597	—
Impairment of cryptocurrencies	7,025	—
Restricted stock units issued for services	—	128,693
Interest expense from amortization of debt discount	64,915	53,564
Deferred rent	—	904
Loss on sale of equipment	522,917	—
Provision for loss on note receivable	100,000	—
Gain on sale of subsidiary	(670,428)	—
Changes in operating assets and liabilities:
Accounts receivable	(938)	(38)
Interest receivable	(10,430)	—
Prepaid expenses and other current assets	110,619	(11,705)
Escrow fund	—	79,855
Accrued interest	431,447	321,824
Accounts payable and accrued expenses	(5,475)	314,115
Net Cash Used in Operating Activities	(943,640)	(1,438,051)

Investing Activities:
Purchases of property and equipment	(974,305)	—
Reserve for impairment of cryptocurrency mining equipment	55,000	—
Proceeds from sale of equipment	50,000	—
Proceeds from note receivable	20,000	—
Proceeds from sale of subsidiary net of subsidiary cash	99,495	—
Deposits	—	86,376
Purchase of cryptocurrency	(100,000)	—
Net Cash Used in Investing Activities	(849,810)	86,376

Financing Activities:
Proceeds from notes payable	151,000	—
Repayment of note payable	(76,000)	—
Proceeds from notes payable - related party	15,000	—
Demand obligation payable - related party	—	116,883
Short-term advance - related party	—	57,400
Net proceeds from convertible notes payable	1,150,000	1,511,250
Net Cash Provided by Financing Activities	1,240,000	1,685,533

Net Increase (Decrease) in Cash	(553,450)	333,858

Cash - Beginning of Year	559,237	225,379

Cash - End of Year	$5,787	$559,237

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series E Preferred for Series A, A-1 and C Preferred and warrants	$1,629,838	$—
Issuance of Series E Preferred for convertible debt and accrued interest	$939,966	$—
Conversion of Series E Preferred stock to common stock	$181,524	$—
Conversion of Series C Preferred stock to common stock	$—	$1,130
Conversion of Series A-1 Preferred stock to common stock	$—	$545
Note receivable from sale of subsidiary	$120,000	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$—	$697
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these financial statements.

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

In consideration for entering in the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured (by all the tangible and intangible property of TLLC) promissory note in the principal amount of $120,000 bearing 6% annual interest which matured on September 28, 2018. As of December 31, 2018, TLLC had not paid the promissory note that was due on September 28, 2018 in full. TLLC made a partial payment of $20,000, on November 1, 2018. Starting September 28, 2018 interest is accruing at the default rate of 18%. Additionally, Saltz or TLLC assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Saltz to the Company, a certain $100,000 senior convertible note of the Company dated March 3, 2017, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company.

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. This purchase was the Company’s first material cryptocurrency purchase and signified the start of the Company’s entry into the cryptocurrency business. The Company is engaged in the mining of Bitcoin, Ether, Litecoin and Raven. Mining involves using computer equipment to verify cryptocurrency transactions by solving complex mathematical equations relating to the blockchain of the cryptocurrency. Miners who successfully solve equations on the blockchain before other miners may be rewarded for their efforts with cryptocurrency. The Company recognized net losses on disposition of cryptocurrency holdings of $55,597 for the year ended December 31, 2018.

Reclassifications

For the years ended December 31, 2018 and 2017, the Company’s financial statements have been reclassified to the current presentation to reflect the discontinued operations resulting from the sale of TLLC. The reclassified financial statement items had no effect on net income for the periods.

Discontinued Operations

The Company has classified the operating results related to the TLLC virtual reality business, which was sold on January 3, 2018, as discontinued operations in the financial statements. Discontinued operations consist of specifically identified expenses as follows:

	For the Year Ended
	December 31,	December 31,
	2018	2017

Revenues	$—	$933
Cost of sales	—	280
Gross profit	—	653

Operating expenses:
Research and development	—	993,934
Occupancy	—	83,808
Depreciation and amortization	—	12,607
Officer compensation	—	480,412
Professional fees	—	1,563
Other operating expenses	—	24,286
Total operating expenses	—	1,596,610

Loss from operations	—	(1,595,957)

Other income (expense):
Gain on disposal of Timefire, LLC	670,428	—
Interest income	—	2
Interest expense	(180)	(32,024)
Total other income (expense)	670,248	(32,022)

Income (loss) from discontinued operations	$670,248	$(1,627,979)

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. ASC 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under U.S. GAAP including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The adoption of ASC 606 has not had any material impact on the financial statements of the Company.

The Company is engaged in the mining of cryptocurrencies. The revenue generated is valued by the cryptocurrency closing price on the date earned as reported by various exchanges, including Coindesk for Bitcoin, Ether and Litecoin, and CoinMarketCap for Raven.

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

The estimated useful lives of property and equipment are:

•	Cryptocurrency mining equipment 3 years

Impairment of Long-Lived Assets and Intangible Assets

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset and amortizable intangible asset to be held and used. Long-lived assets and amortizable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset and amortizable intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets and amortizable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. The Company has recorded an impairment expense of $7,025 in the year ended December 31, 2018 due to the declining values of the cryptocurrencies it holds. Additionally, the Company recorded an impairment expense of $55,000 in the year ended December 31, 2018 to reflect the expected sale of additional cryptocurrency mining equipment in 2019 at a loss.

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of December 31, 2018.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized. At December 31, 2018, the entire deferred tax asset, which arises primarily from our net operating losses, has been fully reserved because management has determined that it is not "more likely than not" that the net operating loss carry forwards would be realized in the future.

The Company accounts for uncertainty in income taxes using a recognition threshold of more-likely-than-not to be sustained upon examination by the appropriate taxing authority. Measurement of the tax uncertainty occurs if the recognition threshold is met. We do not believe we have any uncertain tax positions deemed material as of December 31, 2018 and 2017. With few exceptions, we believe we are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods prior to fiscal 2014. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2018 and 2017, we had no accrued interest or penalties.   Tax years ended December 31, 2014 through 2018 are subject to examination by tax authorities. We currently have no federal or state tax examinations in progress.

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

Net Income (Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of December 31, 2018 and 2017, there were total shares of 190,232,724 and 23,426,154, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liabilities

The Company issued common stock purchase warrants in September 2016 in conjunction with the Merger Agreement.  Additional warrants were issued in March and August 2017 as part of private placement offerings. Warrants were also issued in March and August 2018 as part of private placement offerings (see Note 6) and per an advisory agreement (see Note 9). In accordance with ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders. Corresponding changes in the fair value of the warrants are recognized as a gain or loss on the Company’s Statements of Operations in each subsequent period.

The fair value of the warrants at December 31, 2018 and 2017 was $79,088 and $198,994, respectively. The difference has been recorded as a change in change in fair value of derivatives. Also affecting the change in fair value of derivatives has been the issuances of the March and August 2018 warrants (see Note 6) and the exchange of warrants and preferred stock for Series E Preferred (see Note 10).

Adoption of Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, which revises the guidance in ASC 718, Compensation - Stock Compensation, which changed how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2016, for public companies. The Company adopted ASU No. 2016-09 in the first quarter of 2017, and it has not had any material impact on the financial statements of the Company.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements, if any.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our financial statements.

There have been no other recently issued accounting pronouncements that have had or are expected to have a material impact on the Company’s financial statements.

Subsequent Events

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events after the balance sheet date.

2. Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in response to these factors include the issuances of debt in exchange for cash such as that which is described in Note 6, Notes Payable. Additionally, the Company is seeking to move forward with an acquisition partner.

The Company’s ability to meet its cash requirements in the next year is dependent upon obtaining additional financing and moving forward with an acquisition. If this is not achieved, the Company will be unable to obtain sufficient cash flow to fund its operations and obligations, and as a result there is substantial doubt the Company will be able to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts; nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue operations or be required to sell its assets.

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

The gain on disposal is included in the income from discontinued operations on the profit and loss statement for the year ended December 31, 2018.

As of December 31, 2018, TLLC had only paid $20,000 of the $120,000 secured promissory note. Management has created an allowance for the full remaining $100,000 principal amount due to uncertainty about collectability.

4. Property and Equipment, net

The following represents a summary of our property and equipment:

	December 31,
	2018	2017
Cryptocurrency mining equipment	192,305	—
Less: accumulated depreciation	(45,629)	(—)
Less: reserve for impairment	(55,000)	(—)
	$91,676	$—

Between March and August, 2018, the Company purchased $974,305 worth of cryptocurrency mining equipment. In December 2018, the Company sold $782,000 worth of this equipment for $150,000 for a loss on disposal of equipment of $522,917. For the year ended December 31, 2018, the Company recorded an impairment expense of $55,000 to reflect the expected sale of additional cryptocurrency mining equipment in 2019 at a loss.

Depreciation expense was $154,712 and $0 for the years ended December 31, 2018 and 2017, respectively. This is reflected as part of cost of revenues on the statement of operations.

5. Cryptocurrencies

On January 3, 2018, the Company purchased $100,000 of ether (106.95 units), the cryptocurrency offered by the Ethereum network. In April 2018, the Company began its mining operations. The Company is paid in cryptocurrency for these operations. It started out mining Bitcoin and later, expanded into the mining of Ether, Litecoin and Raven. The revenue generated is valued by the cryptocurrency fair value on the date earned. Such amounts aggregated $105,129 for the year ended December 31, 2018.

The Company has utilized its cryptocurrency holdings to satisfy certain trade payables. The Company recognizes gain or loss at the time of the disposition of the cryptocurrency assets, which is the difference of the then fair value versus book value. The Company has recognized $55,597 in net loss on disposition of cryptocurrencies.

6. Notes Payable

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

The March 2017 Notes and August 2017 Notes and accompanying warrants were converted on January 3, 2018 into Series E Preferred stock. See Note 10.

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

On October 12, 2018, the Company entered into a promissory note with its Chief Executive Officer in the amount of $15,000. The note bears interest at a rate of 2.55%. This note was repaid subsequent to the date of these financials, in January 2019.

On November 21, 2018, the Company borrowed $75,000 from an institutional investor and issued the investor a promissory note in the total principal amount of $75,000. The note matured on February 19, 2019, bears interest at 5% and is in default.

The aggregate principal amount of the above described convertible notes that remain outstanding is $1,982,829, which is shown in the accompanying balance sheet as of December 31, 2018, net of $16,258 debt discount, as convertible notes payable-net. The principal amount of the remaining notes payable total $90,000. Accrued interest amounted to $494,956 as of that date and interest expense aggregated $500,182 for the year ended December 31, 2018.

7. Related Party Transactions

On March 6, 2017, the Company issued one of the March 2017 Notes to a former director as an investor for $100,000. The Company’s obligation under the March 2017 Notes was cancelled on January 3, 2018 as described below.

On June 2, 2017, the Company received a short-term advance in the amount of $57,400 from an entity managed by a former director. The Company’s obligation to repay this amount was cancelled on January 3, 2018 as described below.

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

As discussed in Note 6, on October 12, 2018, the Company borrowed $15,000 from its Chief Executive Officer.

8. Income Taxes

The components of deferred tax assets at December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets

Net operating losses	$7,740,000	$6,850,000

Valuation allowance	(7,740,000)	(6,850,000)

Net deferred tax asset	$—	$—

Net operating loss carry forwards (“NOLs”) for tax purposes were approximately $30 million at December 31, 2018.  The losses generally will expire between 2018 and 2038. We used 25.90% and 24.56% effective tax rates for our projected available net operating loss carry-forwards as of December 31, 2018 and 2017, respectively. However, as a result of potential stock offerings and stock issuances in connection with acquisitions, as well as the possibility of the Company not realizing its business plan objectives and having future taxable income to offset, the Company's use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.  The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

In accordance with FASB ASC 740 "Income Taxes", valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. Tax benefits of operating loss carry forwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carry forward period, and other circumstances. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet and has established a 100% valuation allowance in the approximate amounts of $7,740,000 at December 31, 2018 and $6,850,000 at December 31, 2017. The valuation allowance increased by approximately $890,000 and decreased by approximately $2,720,000 in the years ended December 31, 2018 and 2017, respectively. The Company is delinquent in filing of certain of its corporate tax returns. Consequently, NOL’s may be impaired.

9. Commitments and Contingencies

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

Effective January 3, 2018, the Company entered into an oral employment agreement (the “Read Agreement”) with the Company’s current Chief Executive Officer (the “CEO”), Jonathan Read. Under the terms of the Read Agreement, the Company is to pay Mr. Read an annual salary of $240,000 subject to his continued employment with the Company. Additionally, the Company paid Mr. Read compensation for his services as the Company’s CEO from October 20, 2017, to December 31, 2017, calculated as a pro-rata portion of an annual salary of $150,000. Additionally, on January 3, 2018 (the “Grant Date”) the Company’s Board of Directors (the “Board”) granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the Grant Date, 5,000,000 will vest one-year from the Grant Date, and 5,000,000 will vest two years from the Grant Date subject to continued employment with the Company. As discussed in Note 12, on March 1, 2019, Mr. Read moved to a part-time arrangement with compensation of $5,000 per month.

Effective January 3, 2018, the Company agreed to compensate Gary Smith for his service as a non-employee director by paying him $2,500 per calendar quarter effective as of July 10, 2017, for as long as he is a member of the board.

Lease Agreements

On September 23, 2016, the Company entered into an office lease agreement commencing October 1, 2016.  This lease expired December 31, 2018.  As part of the sale of TLLC, the Company was released of this lease obligation as well as the rights to the security deposit.

On February 21, 2018, the Company entered into an office lease agreement which commenced immediately and expires February 28, 2019. After the expiration date, the Company moved to a month-to-month arrangement at the same location. The Company incurred rent expense totaling $9,946 for the year ended December 31, 2018.

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

On April 4, 2017, the Company entered into an agreement with a firm to provide management and general business consulting services. The term of the agreement was 24 months, and the firm was compensated via the issuance of 1,000,000 shares of common stock at a price of $.21 per share. The shares were to be expensed ratably over the term of the agreement. However in December, 2018, the Company expensed the remaining balance due to no longer utilizing these services.

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

On March 16, 2018, the Company entered into an Advisor Agreement (the “Advisor Agreement) with a third party (the “Advisor”), and David Drake (“Drake”), a consultant to the cryptocurrency industry. Under the terms of the Advisor Agreement, Drake was appointed to the Company’s Advisory Board and Drake and the Advisor agreed to assist the Company in the implementation and execution of its cryptocurrency business model, including initiation of its mining business and recommending to the Company potential acquisitions and joint ventures in this sector. Drake was required to devote at least three business days per month to assisting the Company. The Company agreed to issue the Advisor 6,666,666 shares of common stock valued at $0.03 per share, which shares shall vest quarterly over a 12-month period subject to the Advisor Agreement not having been terminated as of each applicable vesting date. The Company also issued the Advisor 6,666,666 3-year warrants, with the same vesting period, exercisable at $0.05 per share. The Company agreed to pay the Advisor a royalty from net revenues received from its mining of cryptocurrency with the royalties decreasing over a five-year period. Finally, the Company agreed to reimburse the Advisor $5,000 a month for the services of an engineer to operate the Company’s cryptocurrency mining business. On November 15, 2018, we provided the other parties to the Advisory Agreement with notice of termination of the Advisory Agreement effective December 15, 2018. As a result, the Company expensed all remaining amounts relating to the issuance of the shares and warrants.

On May 15, 2018, the Company entered into a Master Service Agreement (“MSA”) with ColoGuard Enterprise Solutions (“ColoGuard”) which became effective August 1, 2018. ColoGuard provided colocation and other services related to our cryptocurrency mining activities. In December 2018, the Company cancelled the MSA as part of a settlement agreement with ColoGuard. As part of this agreement, ColoGuard re-purchased 200 mining units, and agreed to host our remaining units until March 20, 2019 at no charge.

10. Shareholders’ Deficit

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at December 31, 2018 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 235,460,470 as of December 31, 2018.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

New Series A

On December 6, 2018, TimefireVR Inc. filed a Certificate of Designation authorizing 100 shares of the Company’s preferred stock as the new Series A Preferred Stock (the “new Series A”) with a par value of $.01 per share. The new Series A provides the holder of the new Series A with a majority of the Company’s outstanding voting power. The Company intends to issue all outstanding shares of the new Series A to the Company’s Chief Executive Officer.

The new Series A is not convertible and does not have any preferential dividend or liquidation rights. Holders of the new Series A shall only be entitled to vote on the approval of an amendment to the company’s Articles of Incorporation and shall be entitled to a voting power equal to one vote more than the total combined voting power of the Company’s common stock and all other series or classes of the Company’s outstanding equity. The Company shall have the obligation to redeem all of the Series A for a total of $100 upon the Company’s filing with the Nevada Secretary of State of an amendment to the Company’s Articles of Incorporation effecting a reverse stock split or an increase in authorized capital of the Company’s common stock.

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

During the year ended December 31, 2018, holders of 181,524 shares of Series E converted them into 181,524,000 shares of our common stock. At December 31, 2018, there are 122,190 shares of Series E outstanding, which are convertible into an aggregate of 122,190,000 shares of our common stock.

Series C

In 2014, the Board approved the issuance of Series C Preferred Stock (“Series C”). Each share of Series C shall be convertible at the option of the holder at any time, into 10,000 shares of common stock. During the year ended December 31, 2017, holders of 113 shares of Series C converted them into 1,130,000 shares of our common stock. At December 31, 2017, there are 501.54 shares of Series C outstanding. Effective January 3, 2018, all Series C shares were cancelled in exchange for 50,154 Series E shares. On January 22, 2018, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Nevada Secretary of State canceling this series of stock.

Series A-1

Effective August 24, 2016, the Board approved the issuance of Series A-1 Preferred Stock (“Series A-1”). Each share of Series A-1 shall be convertible at the option of the holder at any time, into 100 shares of common stock. During the year ended December 31, 2017, holders of 5447.39 shares of Series A-1 converted them into 544,739 shares of common stock. At December 31, 2017, there are 14,923 shares of Series A-1 outstanding. Effective January 3, 2018, all Series A-1 shares were cancelled in exchange for 44,770 Series E shares. On January 22, 2018, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Nevada Secretary of State canceling this series of stock.

Series A

Effective September 13, 2016, the Company closed on the SPA and the Board approved the issuance of a newly designated Series A Convertible Preferred Stock (“Series A”). At December 31, 2017, there were 133,334 shares of Series A outstanding. Effective January 3, 2018, all Series A shares were cancelled in exchange for 133,334 Series E shares. On January 22, 2018, the Company filed a Certificate of Withdrawal of Certificate of Designation with the Nevada Secretary of State canceling this series of stock.

The Series A contained certain provisions that were outside the Company's control and which the Company believed caused the Series A to be classified as mezzanine equity.

Expanded detail for the Statement of Changes in Shareholders’ Equity preferred stock is as follows:

	Preferred Series A-1		Preferred Series C		Preferred Series E		New Preferred Series A		Total Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2016	20,371	$204	615	$6	—	$—	—	$—	20,986	$210
Preferred Series A-1 stock converted to common stock	(5,448)	(55)	—	—	—	—	—	—	(5,448)	(55)
Preferred Series C stock converted to common stock	—	—	(113)	(1)	—	—	—	—	(113)	(1)
Balance at December 31, 2017	14,923	149	502	5	—	—	—	—	15,425	154
Exchange of debt for Preferred Series E	—	—	—	—	70,493	705	—	—	70,493	705
Exchange of warrants and Preferred stock for Preferred Series E	(14,923)	(149)	(502)	(5)	233,221	2,332	—	—	217,796	2,178
Preferred Series E stock converted to common stock	—	—	—	—	(181,524)	(1,815)	—	—	(181,524)	(1,815)
Issuance of New Series A Preferred	—	—	—	—	—	—	100	1	100	1
Balance at December 31, 2018	—	$—	—	$—	122,190	$1,222	100	$1	122,290	$1,223

Warrants

The balance of warrants outstanding for purchase of the Company’s common stock as of December 31, 2018 and 2017 is as follows:

	Common Shares Issuable Upon Exercise of Warrants	Exercise Price of Warrants	Date Issued	Expiration Date
Balance of warrants at December 31, 2016	5,386,207
Issued per offering (1)	2,500,003	$.35	3/3/2017	9/3/2022
Issued per offering (2)	210,526	$.35	8/21/2017	2/21/2023
Balance of warrants at December 31, 2017	8,096,736
Cancelled in exchange for Series E (3)	(4,963,402)
Issued per offering (4)	35,087,720	$.06	3/6/2018	9/6/2023
Issued for services (5)	6,666,666	$.05	3/16/2018	3/16/2021
Issued per offering (6)	5,000,000	$.06	8/21/2018	2/21/2024
Balance of warrants at December 31, 2018	49,887,720

(1) On March 3, 2017, per the terms of an offering (see Note 6), the Company issued warrants at $.35 to purchase 2,500,003 shares of common stock. The warrants may not be exercised for six months after their effective date of March 3, 2017. The warrants have an expiration date of five years after the initial six months have passed. The original fair value of these warrants on the date of issuance was $377,525. On January 3, 2018, 2,166,669 of these warrants were cancelled in exchange for Series E shares. As of December 31, 2018, the fair value of the remaining warrants was $473, recorded as a derivative liability. The difference in value is recorded as a change in the fair value of derivative.

(2) On August 21, 2017, per the terms of an offering (see Note 6), the Company issued warrants at $.35 to purchase 210,526 shares of common stock. The warrants may not be exercised for six months after their effective date of August 21, 2017. The warrants have an expiration date of five years after the initial six months have passed. The original fair value of these warrants on the date of issuance was $7,516. On January 3, 2018, all of these warrants were cancelled in exchange for Series E shares.

(3) As discussed above, on January 3, 2018, 4,963,402 warrants to purchase shares of common stock were cancelled in exchange for 4,963 Series E shares.

(4) On March 6, 2018, pursuant to the 2018 Notes (see Note 6), the Company issued warrants at $.06 to purchase 35,087,720 shares of common stock. The warrants may not be exercised for six months after their effective date of March 6, 2018. The warrants have an expiration date of five years after the initial six months have passed. The initially recorded fair value of these warrants was $270,175. As of December 31, 2018, the fair value of these warrants was $57,895, recorded as a derivative liability. The difference in value is recorded as a change in the fair value of derivative.

(5) On March 16, 2018, per the terms of the Advisor Agreement (see Note 9), the Company issued warrants at $.05 to purchase 6,666,666 shares of common stock. The warrants have an expiration date of March 16, 2021. The initially recorded fair value of these warrants was $87,933. As of December 31, 2018, the fair value of these warrants was $9,800, recorded as a derivative liability. The difference in value is recorded as a change in the fair value of derivative.

(6) On August 21, 2018, pursuant to the August 21, 2018 convertible promissory note (see Note 6), the Company issued warrants at $.06 to purchase 5,000,000 shares of common stock. The warrants may not be exercised for six months after their effective date of August 21, 2018 and they have an expiration date of five years after the initial six months have passed. The initially recorded fair value of these warrants was $23,050. As of December 31, 2018, the fair value of these warrants was $8,400, recorded as a derivative liability. The difference in value is recorded as a change in the fair value of derivative.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. A total of 3,300,000 shares of our common stock were originally reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000. As of December 31, 2018, 15,145,000 shares of common stock remain available for issuance under the 2016 Plan.

Effective September 13, 2016, pursuant to his employment agreement, the Company entered into a Restricted Stock Unit (“RSU”) Agreement with Mr. Read which granted him 500,000 RSUs pursuant to the 2016 Plan. The RSUs were to vest in three approximately equal increments with the first tranche being fully vested on the grant date and the remaining tranches vesting on the first-year and second-year anniversaries of the grant date. The fair value of the award was calculated based on the price of the common stock on the grant date and was to be expensed over the vesting period. Effective January 31, 2017, Mr. Read’s former employment agreement was terminated and the RSUs became fully vested. The Company recorded $0 and $128,695 in expense related to this grant during the years ended December 31, 2018 and 2017, respectively.

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its then Chief Executive Officer and Chief Financial Officer per the 2016 Plan. The shares will vest based on months of service as of the grant date. Employees that had worked for twelve months or more as of the grant date had one-third of their options vested as of grant date. All other employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $291,102 and $483,884 in expense related to this grant during the years ended December 31, 2018 and 2017, respectively.

On January 3, 2018, as part of an oral employment agreement with the Company’s Chief Executive Officer, the Company granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, 5,000,000 will vest one-year from the grant date, and 5,000,000 will vest two years from the grant date subject to continued employment with the Company. The Company recorded $292,200 in expense related to this grant during the year ended December 31, 2018.

On January 22, 2018, the Company granted board member Gary Smith 1,000,000 stock options under the 2016 Plan, exercisable at $.03 per share, vesting quarterly over one year beginning in three months subject to continued service as a director on each applicable vesting date. The Company recorded $26,094 in expense related to this grant during the year ended December 31, 2018.

11. Fair Value Measurements

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

The assumptions used in the Black-Scholes option re-valuation at December 31, 2018 are as follows:

	Risk-free interest rate	Expected life	Volatility	Dividend yield
September 2016 warrants	2.46%	2.75 years	220.747%	0%
March 2017 warrants	2.46%	3.75 years	228.164%	0%
March 6, 2018 warrants	2.51%	4.75 years	215.957%	0%
March 16, 2018 warrants	2.46%	2.25 years	267.010%	0%
August 2018 warrants	2.51%	5.25 years	211.637%	0%

The following summarizes the Company's financial liabilities that are measured at fair value on a recurring basis at December 31, 2018.

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$79,088	$79,088

12. Subsequent Events

Effective March 1, 2019, our Chief Executive Officer modified his consulting agreement reducing his compensation to $5,000 per month and ceasing to provide full-time services.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2018 or any interim period. We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our recent fiscal year or any later interim period.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2018

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

As a result of the limited cash resources and our management’s focus on creating a viable cryptocurrency mining business, our Chief Executive Officer used available cash resources to further its business. While our ineffective controls may have masked other material weaknesses or financial statement errors, the overriding message is that we had substantial losses and are on the verge of terminating operations. Accordingly, we did not devote material resources to remediating our control deficiencies and material weaknesses. Our Board of Directors believed that creating a viable business was the primary purpose in deploying our limited capital resources.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers.

Directors

Name	Age	Position
Jonathan Read	62	Chairman
Gary Smith	66	Director

Executive Officers

Name	Age	Position
Jonathan Read	62	Chief Executive Officer
Jessica Smith	40	Chief Financial Officer

Executive Officer and Director Biographies

Jonathan Read - Mr. Read has been the Chief Executive Officer, Secretary, and Treasurer of the Company since October 20, 2017 and a director of the Company since August 18, 2017. Effective March 1, 2019 Mr. Read ceased his full-time engagement with the Company and became a part-time consultant. Since March 1, 2019, Mr. Read has been the Chief Executive Officer and full-time employee with DPW Technologies Group, Inc., a wholly-owned subsidiary of DPW Holdings, Inc. From November 1, 2015 to January 31, 2017, Mr. Read was Chief Executive Officer and a director of the Company. From July 14, 2017 until July 30, 2018, Mr. Read served as a director of BTCS Inc. Since 2013 Mr. Read has been Managing Partner of Quadratam1 LLC, a Scottsdale, Arizona based firm specializing in providing financial and organizational consulting services for growth-stage companies in the United States and China. From 2005 through 2012, Mr. Read was the Chief Executive Officer and a director of ECOtality, Inc., a San Francisco based Company he founded. In 2013, ECOtality, Inc. filed for Chapter 11 bankruptcy protection. In 2014, Mr. Read filed for bankruptcy personally. Mr. Read was appointed as a director for his prior experience with the Company and another public company.

Jessica Smith - Ms. Smith has been the Company’s Chief Financial Officer since September 2016. Ms. Smith is a certified public accountant in the State of Arizona. Ms. Smith served as the Chief Financial Officer of Item 9 Labs Corp., formerly Airware Labs Corp. (OTCQB: INLB), from December 2012 through October 2018 and as its Secretary and Treasurer from January 2013 through October 2018. Since 2008, she has provided companies with part-time accounting and financial consulting services through her company, JS Accounting & Tax, PLLC.

Gary Smith - Mr. Smith has been a director of the Company since July 2017. Mr. Smith has served as Chief Executive Officer and director of NIT Enterprises, Inc. since July 2014. From June 2013 to July 2015 he also served as Chief Executive Officer and director of Radiant Creations Group, Inc. Mr. Smith was appointed as a director by one of the Company’s investors which had rights to designate a director.

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

Number of meetings of the board for fiscal year 2018

For 2018, the Board had four meetings and acted by unanimous written consent on 11 occasions. There were no directors who attended fewer than 75 percent of the total meetings or committee meetings of the Board for 2018.

Board diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its shareholders. Although there are many other factors, the Board seeks individuals with experience in operating and growing businesses.

Board leadership structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is the most appropriate for the Company. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer. The challenges faced by us at this stage – raising capital and finding a viable business – are most efficiently dealt with by one person who is familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

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

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers, and persons who own more than 10% of the Company’s common stock to file initial reports of ownership and changes in ownership of the Company’s common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms filed, we believe that no current and former officers, directors and 10% beneficial owners failed to comply with Section 16(a) as of the end of fiscal year 2018.

Communication with the Company’s Board

Although the Company does not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at TimefireVR Inc., dba Teraforge, 7150 E. Camelback Rd., Suite 444, Scottsdale AZ  85251, Attention: Corporate Secretary. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11. Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer), former Chief Executive Officer, and former President during 2018 and 2017. We refer to these persons as the “Named Executive Officers.”

2018 Summary Compensation Table

		Salary	Stock awards	Option Awards	Total
Name and Principal Position	Year	($)	($)(1)	($)(1)	($)
Jonathan Read	2018	240,000	—	438,300	678,300
Chief Executive Officer (2)	2017	41,625	—	—	41,625
Jeffrey Rassas	2017	121,058	—	310,759	431,817
Former Chief Executive Officer (3)
John Wise	2017	119,904	—	—	119,904
Former President (4)

(1) Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 of the Financial Statements to our Form 10-K for the year ended December 31, 2018.

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

(3) Mr. Rassas was appointed Chief Executive Officer on January 31, 2017 and resigned on October 20, 2017.

(4) Mr. Wise was appointed President on September 13, 2016, and resigned on October 17, 2017.

Named Executive Officer Employment and Compensation Agreements

Effective January 3, 2018, the Company entered into an oral Employment Agreement (the “Read Agreement”) with Jonathan Read which was modified on March 1, 2019. Under the terms of the Read Agreement the Company paid Mr. Read annual compensation of $240,000. Additionally, the Company paid Mr. Read compensation for his services as the Company’s Chief Executive Officer from October 20, 2017, to December 31, 2017, calculated as a pro-rata portion of annual compensation of $150,000. Additionally, on January 3, 2018 the Board granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, and 5,000,000 vested one-year from the grant date. The remaining 5,000,000 options were forfeited on March 1, 2019. On that date, Mr. Read ceased his full-time engagement with the Company and became a part-time consultant at a pay rate of $5,000 per month. In March 2019, Mr. Read became a full-time employee and Chief Executive Officer of DPW Technologies Group, Inc.

Effective January 3, 2018, the Company agreed to compensate Gary Smith for his service as a non-employee director by paying him $2,500 per calendar quarter effective as of July 10, 2017.

Termination and Change of Control Provisions

The consulting arrangements with Mr. Read and Ms. Smith do not provide for any payments in connection with termination or change of control. None of our current executive officers would be entitled to any other benefits, including accelerated equity vesting, in the event of termination under various circumstances.

Outstanding Equity Awards at Fiscal Year-End

The following table provides the outstanding equity awards held by our Named Executive Officers at the end of fiscal year 2018:

Option awards
	Number of securities underlying unexercised options	Number of securities underlying unexercised options	Equity incentive plan awards: Number of securities underlying unexercised unearned options	Option exercise price	Option
Name	(#) exercisable	(#) exercisable	(#)	($)	expiration date
(a)	(b)	(c)	(d)	(e)	(f)
Jonathan Read	15,000,000	—	—	$0.03	1/3/2023 (1)

(1) With Mr. Read’s March 1, 2019 reduction to part-time, 5,000,000 options were forfeited.

Equity compensation plan information

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. As of December 31, 2017, a total of 3,300,000 shares of our common stock were reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of 10 years, unless sooner terminated by the Board. On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000. As of December 31, 2018, 15,145,000 shares of common stock remain available for issuance under the 2016 Plan.

The following table provides the equity compensation plan information as of December 31, 2018:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holders	18,155,000	$0.07	15,145,000
Total	18,155,000	$0.07	15,145,000

Director Compensation for the fiscal year ending December 31, 2018

Our non-employee directors are eligible to receive compensation for their services as directors of the Company. Apart from compensation paid to Gary Smith, the Company did not pay compensation to its directors for fiscal year 2018. The following table provides the compensation, paid to directors of the Company for fiscal year 2018.

	Fees Earned or
	paid in cash	Stock awards (1)	Total
Name	($)		($)
Gary Smith	$10,000	$27,790	$37,790

(1) Represents the grant date fair value of January 22, 2018 option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 29, 2018 by (i) those persons known by the Company to be owners of more than 5% of its common stock, (ii) each director and director nominee, (iii) the Named Executive Officers (as disclosed in the Summary Compensation Table), and (iv) the Company’s executive officers and directors as a group. Unless otherwise specified in the notes to this table, the address for each person is: TimefireVR Inc., dba Teraforge, 7150 E. Camelback Rd., Suite 444, Scottsdale AZ  85251, Attention: Corporate Secretary.

Class Type	Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage Beneficially Owned
Officers and Directors and 5% Shareholders
Common Stock	Jonathan R. Read Chief Executive Officer and Chairman of the Board (2)	10,500,000	4.46%
Common Stock	Jeffrey Rassas, Former Chief Executive Officer (3)	15,166,506	6.44%
Common Stock	John Wise Former President (4)	16,477,315	7.00%
Common Stock	Gary Smith (5) Director	1,250,000	*
Common Stock	All Named Executive Officers and Directors as a Group – 2 members	11,750,000	4.99%

(1) Applicable percentages are based on 235,460,470 shares of common stock outstanding as of March 29, 2019. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options, warrants or conversion of notes. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. This table does not include any unvested stock options except for those vesting within 60 days.

(2) Read. Includes 10,000,000 shares of common stock underlying stock options and 500,000 restricted stock units.

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

(5) Smith. Represents 1,250,000 shares of common stock underlying stock options.

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

On June 2, 2017, the Company received a short-term advance in the amount of $57,400 from an entity managed by a former director. The Company’s obligation to repay this amount was cancelled on January 3, 2018 as described below.

During the year ended December 31, 2017, the Company received advances totaling $116,883 from a related party, an original investor in the Company’s subsidiary, Timefire LLC (“TLLC”). The Company’s obligation under the debt was cancelled on January 3, 2018 as described below.

On January 3, 2018, the Company effected the sale of TLLC to a group which included its former owners including two of our former executive officers and directors. The Company received: (i) $100,000 in cash and (ii) a secured promissory note in the principal amount of $120,000 bearing 6% annual interest that matures in September 2018. In addition, $216,883 of Notes payable were cancelled consisting of $100,000 Convertible Note issued to Lou Werner III, and the $116,883 from a related party, referred to above. The Company received a $20,000 payment under the secured note which is in default and considered likely uncollectible. The sale of TLLC is discussed further in Item 1. “Business.”

On January 22, 2018, the Company granted Gary Smith 1,000,000 stock options under the 2016 Equity Incentive Plan, exercisable at $0.03 per share, which vested quarterly over a one-year period and are now fully vested.

On March 14, 2017, the Company granted Jessica Smith 150,000 options exercisable at $0.50 per share. The options are fully vested.

See “Director Independence” above for disclosure regarding director independence.

Item 14. Principal Accounting Fees and Services.

All of the services provided and fees charged by Berkower LLC, our principal accountant.

	Year Ended December 31, 2018 ($)	Year Ended December 31, 2017 ($)
Audit Fees (1)	31,500	31,500
Audit Related Fees (2)	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	31,500	31,500

———————

(1) Audit fees – these fees relate to services rendered for the audits of our annual consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2) Audit related fees – these fees relate to audit related consulting.

Item 15.  Exhibits, Financial Statement Schedules

(a) Financial Statements and Schedules

See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger***	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
3.3	Certificate of Designation of Series A	8-K	12/12/18	3.1
4.1	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
4.2	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
10.1	Promissory Note dated November 21, 2018	8-K	11/21/18	10.2
10.2	Promissory Note dated October 12, 2018	8-K	10/18/18	10.1
10.3	Form of Note dated August 21, 2018	8-K	8/27/18	10.1
10.4	Form of Warrant dated August 21, 2018	8-K	8/27/18	10.2
10.5	Advisor Agreement dated March 16, 2018*	10-Q	8/14/18	10.10
10.6	Form of Note dated August 7, 2018	8-K	8/9/18	10.1
10.7	Form of Merger Warrant dated September 7, 2016	8-K	9/13/16	4.2
10.8	From of Investor Warrant dated September 7, 2016	8-K	9/13/16	4.3
10.9	Form of Senior Secured Promissory Note	8-K	1/4/18	4.1
10.10	Form of Warrant dated March 6, 2018	8-K	3/7/18	10.3
10.11	Form of Securities Purchase Agreement	8-K	3/7/18	10.1
10.12	Form of Senior Secured Convertible Note	8-K	3/7/18	10.2
10.13	Form of Exchange Agreement***	8-K	1/4/18	10.1
10.14	Form of Membership Interest Purchase Agreement***	8-K	1/4/18	10.2
10.15	Form of Securities Purchase Agreement***	8-K	12/22/17	10.1
10.16	Form of Senior Secured Convertible Promissory Note	8-K	12/22/17	10.2
10.17	Form of Note dated October 30, 2017 ***	10-K	4/9/18	10.11
10.18	Form of Security Agreement dated October 30, 2017 ***	10-K	4/9/18	10.12
10.19	Form of Guaranty Agreement dated October 30, 2017 ***	10-K	4/9/18	10.13
10.20	2016 Equity Incentive Plan, as amended	10-K	4/9/18	10.14
10.21	Form of Securities Purchase Agreement***	8-K	8/23/17	10.1
10.22	Form of Senior Convertible Note	8-K	8/23/17	10.2
10.23	Form of Warrant	8-K	8/23/17	10.3
10.24	Form of Non-Qualified Stock Option Agreement	10-Q	8/21/17	10.1
10.25	Jonathan Read Severance Agreement dated January 31, 2017*	10-K	4/7/17	10.14
10.26	Form of Securities Purchase Agreement dated March 3, 2017***	8-K	3/7/17	10.1
10.27	Form of Senior Convertible Note dated March 3, 2017***	8-K	3/7/17	10.2
10.28	Form of Warrant dated March 3, 2017***	8-K	3/7/17	10.3
10.29	Form of Convertible Promissory note dated July 15, 2016	8-K	7/27/16	10.1
10.30	Form of Exchange Agreement dated August 24, 2016***	8-K	8/30/16	10.1
10.31	Form of Convertible Promissory Note dated August 30, 2016	8-K	9/6/16	10.1
10.32	Employment Agreement – John Wise*	8-K	9/13/16	10.2
10.33	Employment Agreement – Jeffrey Rassas*	8-K	9/13/16	10.3
10.34	Restricted Stock Unit Agreement – Jonathan Read	8-K	9/13/16	10.5
10.35	Securities Purchase Agreement dated September 7, 2016***	8-K	9/13/16	10.6
10.36	Registration Rights Agreement dated September 7, 2016***	8-K	9/13/16	10.7
10.37	Form of Agreement and Mutual Release dated as of July 21, 2016	10-Q	11/8/16	10.11
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	Management contract or compensatory plan or arrangement.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

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

TIMEFIREVR INC.

Date: April 1, 2019

	By:	/s/ Jonathan Read
Jonathan Read
Chief Executive Officer & Principal Executive Officer

/s/ Jessica L. Smith
Jessica L. Smith
Chief Financial Officer & Principal Accounting and Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2019.

Signatures	Title	Date

/s/ Jonathan Read	Director	April 1, 2019
Jonathan Read

/s/ Gary Smith	Director	April 1, 2019
Gary Smith

