Form 10-Q
period 2019-03-31
TimefireVR Inc.
filed 2019-05-15
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 814-00175

TimefireVR, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
7150 E. Camelback Rd., Suite 444
Scottsdale, AZ	85251
(Address of principal executive offices)	(Zip Code)

(602)-617-8888

(Registrant's telephone number, including area code)

 ___________________________________________

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	None

As of May 15, 2019, there were 235,460,470 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

TIMEFIREVR INC.
BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,920	$5,787
Cryptocurrencies	8,162	32,925
Interest receivable	14,930	10,430
Miscellaneous receivable	22,500	100,000
Accounts receivable	1,532	938
Prepaid expenses and other current assets	14,470	20,631
Total current assets	70,514	170,711

Other Assets:
Property and equipment, net	75,650	91,676
Total Assets	$146,164	$262,387

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$183,941	$138,954
Convertible notes payable, net	1,980,640	1,966,571
Notes payable	75,000	75,000
Notes payable - related party	—	15,000
Accrued interest	601,910	494,956
Total current liabilities	2,841,491	2,690,481

Long Term Liabilities:
Derivative liabilities	82,374	79,088
Total long term liabilities	82,374	79,088

Total liabilities	2,923,865	2,769,569

Commitments and Contingencies	—	—

Shareholders' Deficit:
Preferred Stock, par value $.01, 10,000,000 shares authorized all series:
New Preferred Series A stock, par value $.01 per share, 100 shares authorized; 100 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Preferred Series E stock, par value $.01 per share, 305,000 shares authorized; 122,190 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,222	1,222
Common stock, par value $.001 per share, 500,000,000 shares authorized; 235,460,470 shares issued and outstanding at March 31, 2019 and December 31, 2018	235,461	235,461
Obligation to issue common stock	1,000	1,000
Additional paid-in capital	2,656,954	2,639,005
Accumulated deficit	(5,672,339)	(5,383,871)
Total shareholders' deficit	(2,777,701)	(2,507,182)

Total Liabilities and Shareholders' Deficit	$146,164	$262,387

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$4,813	$—
Cost of revenues	37,257	—
Gross margin	(32,444)	—

Operating expenses:
Occupancy	2,523	3,095
Officer compensation	52,563	276,490
Professional fees	59,673	290,084
Other operating expenses	16,771	66,836
Total operating expenses	131,530	636,505

Loss from operations	(163,974)	(636,505)

Other income (expense):
Change in fair value of derivative liabilities	(3,286)	(268,928)
Loss recognized on disposition of cryptocurrencies	(4,612)	(56,600)
Interest income	4,501	1,841
Interest expense	(121,097)	(162,134)
Total other expense	(124,494)	(485,821)

Loss from continuing operations	(288,468)	(1,122,326)

Gain on disposal of Timefire, LLC	—	670,428
Loss from discontinued operations	—	(180)
Income from discontinued operations	—	670,248

Income tax expense	—	—

Net loss	$(288,468)	$(452,078)

Basic and diluted net income (loss) per common share, continuing operations	$(0.00)	$(0.01)

Basic and diluted net income (loss) per common share, discontinued operations	$—	$0.01

Basic and diluted weighted average common shares outstanding	235,460,470	114,181,237

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018

Operating Activities:
Net loss from continuing operations	$(288,468)	$(1,122,326)
Net income from discontinued operations	—	670,248
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,026	868
Common stock issued for services	—	71,339
Amortization of prepaid colocation services	21,161	—
Warrants and options issued for services	17,949	348,587
Change in derivative liabilities	3,286	268,928
Net cryptocurrencies received in lieu of cash	(4,149)	—
Loss recognized on disposition of cryptocurrencies	4,612	56,600
Interest expense from amortization of debt discount	14,069	25,670
Gain on sale of subsidiary	—	(670,428)
Changes in operating assets and liabilities:
Cryptocurrencies exchanged for cash	24,300	—
Accounts receivable	(594)	—
Interest receivable	(4,500)	(1,800)
Prepaid expenses and other current assets	—	(58,019)
Accrued interest	106,954	136,645
Accounts payable and accrued expenses	44,987	(71,166)
Net Cash Used in Operating Activities	(44,367)	(344,854)

Investing Activities:
Purchases of property and equipment	—	(52,105)
Proceeds from sale of subsidiary net of subsidiary cash	—	99,495
Collection of miscellaneous receivable	62,500	—
Purchase of cryptocurrency	—	(100,000)
Net Cash Used in Investing Activities	62,500	(52,610)

Financing Activities:
Net proceeds from convertible notes payable	—	1,000,000
Repayment of note payable - related party	(15,000)	—
Net Cash Provided by Financing Activities	(15,000)	1,000,000

Net Increase in Cash	3,133	602,536

Cash - Beginning of Period	5,787	559,237

Cash - End of Period	$8,920	$1,161,773

Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series E Preferred for Series A, A-1 and C Preferred and warrants	$—	$1,629,992
Issuance of Series E Preferred for convertible debt and accrued interest	$—	$939,966
Conversion of Series E Preferred stock to common stock	$—	$108,332
Note receivable from sale of subsidiary	$—	$120,000
Reduction of misc receivable in exchange for prepaid colocation services	$15,000	$—

Supplemental disclosure of cash flow information:
Interest paid in cash	$74	$—
Income taxes paid in cash	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2019
(Unaudited)

					Additional	Common Stock		Total Shareholders'
	Preferred Stock		Common Stock		Paid in	to be	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance at December 31, 2018	122,290	$1,223	235,460,470	$235,461	$2,639,005	$1,000	$(5,383,871)	$(2,507,182)
Stock options issued for services	—	—	—	—	17,949	—	—	17,949
Net loss	—	—	—	—	—	—	(288,468)	(288,468)
Balance at March 31, 2019	122,290	$1,223	235,460,470	$235,461	$2,656,954	$1,000	$(5,672,339)	$(2,777,701)

The accompanying notes are an integral part of these unaudited financial statements.

TIMEFIREVR INC.

NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies and Use of Estimates

Basis of Presentation and Organization and Reorganization

Effective September 13, 2016, TimefireVR Inc., a Nevada corporation (“Timefire,” “we,” “us,” “our” or the “Company”) entered into a Membership Interest Purchase Agreement (the “Agreement”) by and between the Company and Mitchell Saltz (“Saltz”). Pursuant to the terms of the Agreement, Saltz acquired all the membership interests of the Company’s subsidiary, Timefire LLC (“TLLC”).

In consideration for entering in the Agreement, the Company received: (i) $100,000 in cash and (ii) a secured (by all the tangible and intangible property of TLLC) promissory note in the principal amount of $120,000 bearing 6% annual interest which matured on September 28, 2018. TLLC made a partial payment of $20,000, on November 1, 2018. Starting September 28, 2018 interest is accruing at the default rate of 18%. Additionally, Saltz or TLLC assumed certain of the Company’s liabilities including a sublease agreement entered into by the Company, loans made by Saltz to the Company, a certain $100,000 senior convertible note of the Company dated March 3, 2017, a certain services agreement entered into by the Company, certain past compensation owed to the Company’s former executive officers, and certain credit card debts owed by the Company. As of December 31, 2018, management had created an allowance for the full remaining $100,000 principal amount on the promissory note due to uncertainty about collectability.

On January 3, 2018, the Company purchased $100,000 of ether, the cryptocurrency offered by the Ethereum network. This purchase was the Company’s first material cryptocurrency purchase and signified the start of the Company’s entry into the cryptocurrency business. The Company is engaged in the mining of Bitcoin. Mining involves using computer equipment to verify cryptocurrency transactions by solving complex mathematical equations relating to the blockchain of the cryptocurrency. Miners who successfully solve equations on the blockchain before other miners may be rewarded for their efforts with cryptocurrency.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2019 and 2018, and for the periods then ended, are prepared in accordance with the instructions to Form 10-Q. Accordingly, the accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”). However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2019 and the results of its operations and its cash flows for the periods ended March 31, 2019 and 2018. These results are not necessarily indicative of the results expected for the year ended December 31, 2019. The financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 1, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements included in that filing.

Discontinued Operations

The Company has classified the operating results related to the TLLC virtual reality business, which was sold on January 3, 2018, as discontinued operations in the financial statements. Discontinued operations consist of specifically identified expenses as follows:

Three Months Ended
	March 31,	March 31,
	2019	2018

Revenues	$—	$—

Operating expenses:
Research and development	—	—
Occupancy	—	—
Depreciation and amortization	—	—
Officer compensation	—	—
Professional fees	—	—
Other operating expenses	—	—
Total operating expenses	—	—

Loss from operations	—	—

Other income (expense):
Gain on disposal of Timefire, LLC	—	670,428
Interest income	—	—
Interest expense	—	(180)
Total other income (expense)	—	670,248

Income (loss) from discontinued operations	$—	$670,248

Cryptocurrencies

The company records cryptocurrency assets as intangible assets recorded at cost and tested for impairment at least annually, and more frequently if events or circumstances indicate that the assets are impaired. No impairment was recognized for the period ended March 31, 2019.

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

Business Segments

ASC 280, "Segment Reporting" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment as of March 31, 2019.

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

Net Income (Loss) Per Share

Basic earnings per share does not include dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive. As of March 31, 2019 and 2018, there were total shares of 183,727,724 and 258,424,724, respectively, issuable upon conversion of preferred stock, exercise of warrants and options.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts payable and accrued expenses.

Derivative Liabilities

The Company issued common stock purchase warrants in September 2016 in conjunction with a Merger Agreement with TLLC.  Additional warrants were issued in March and August 2017 as part of private placement offerings. Warrants were also issued in March and August 2018 as part of private placement offerings (see Note 6) and per an advisory agreement (see Note 8). In accordance with ASC No. 480, Distinguishing Liabilities from Equity (“ASC 480”), the fair value of these warrants is classified as a liability on the Company’s Balance Sheets because, according to the warrants' terms, a fundamental transaction could give rise to an obligation of the Company to pay cash to certain warrant holders. Corresponding changes in the fair value of the warrants are recognized as a gain or loss on the Company’s Statements of Operations in each subsequent period.

The fair value of the warrants at March 31, 2019 and December 31, 2018 was $82,374 and $79,088, respectively. The difference has been recorded as a change in change in fair value of derivatives.

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

As of March 31, 2019, TLLC had only paid $20,000 of the $120,000 secured promissory note. As of December 31, 2018, management had created an allowance for the full remaining $100,000 principal amount due to uncertainty about collectability.

4. Property and Equipment, net

The following represents a summary of our property and equipment as of March 31, 2019:

Crypotocurrency mining equipment	$192,305
Less: accumulated depreciation	(61,655)
Less: reserve for impairment	(55,000)
$75,650

Depreciation expense was $16,026 for the three months ended March 31, 2019. This is reflected as part of cost of revenues on the statement of operations.

5. Cryptocurrencies

On January 3, 2018, the Company purchased $100,000 of ether (106.95 units), the cryptocurrency offered by the Ethereum network. In April 2018, the Company began its mining operations. The Company is paid in cryptocurrency for these operations. It started out mining Bitcoin and later, expanded into the mining of Ether, Litecoin and Raven. The Company currently only mines Bitcoin. The revenue generated is valued by the cryptocurrency fair value on the date earned. Such amounts aggregated $4,813 for the three months ended March 31, 2019.

The Company has utilized its cryptocurrency holdings to satisfy certain trade payables either via direct payment to vendors of cryptocurrency or by conversion of cryptocurrency to cash. The Company recognizes gain or loss at the time of the disposition of the cryptocurrency assets, which is the difference of the then fair value versus book value. The Company recognized $4,612 in net loss on disposition of cryptocurrencies in the three months ended March 31, 2019.

6. Notes Payable

On December 21, 2017, the Company closed on an offering with three institutional investors pursuant to which the Company issued and sold convertible notes (convertible at $0.03 per share) in the aggregate principal amount of $703,947 (the “December 2017 Notes”). The December 2017 Notes had an original issue discount of 5%, for proceeds to the Company in the amount of $668,750. The notes matured on January 20, 2018, bear interest at 8%, and require the repayment of 120% of principal and accrued interest at maturity.

On March 6, 2018, the holders of $70,000 of Notes issued in October 2017 and the December 2017 Notes agreed to extend the due date of these notes to April 15, 2019 as discussed below.

On March 6, 2018, the Company closed on a private placement offering with institutional investors pursuant to which the Company issued and sold Senior Secured Convertible Notes (the “2018 Notes”) to the Investors in the aggregate principal amount of $1,052,632 with an original issue discount of 5% and received gross proceeds of $1,000,000. The 2018 Notes matured on April 15, 2019, bear interest at 8% per annum and are in default. The 2018 Notes are secured by a first lien on all of the assets of the Company. On the maturity date, the Company was to repay an amount equal to 120% of the outstanding principal and accrued interest. Beginning on the six-month anniversary of the issuance of the 2018 Notes, the investors may elect to convert the 2018 Notes into common stock of the Company at $0.03 per share, subject to adjustment. As additional consideration, the Company issued the investors a total of 35,087,720 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the six-month anniversary of the issuance at $0.06 per share. In addition, the Investors agreed to extend the due date of the October 2017 Notes and December 2017 Notes.

On August 7, 2018, the Company borrowed $76,000 from an institutional investor and issued a 5% original issue discount promissory note in the total principal amount of $80,000. This note matured on the sixth month anniversary of the effective date and bears interest at 12% per annum. The Note automatically becomes due and payable upon the Company closing a financing through which the Company receives proceeds of at least $125,000. This note was repaid upon receipt of the funds for the below listed August 21, 2018 note.

On August 21, 2018, the Company borrowed $150,000 from an institutional investor and issued a convertible promissory note in the total principal amount of $156,250. The note matured on April 15, 2019, bears interest at 8% per annum and is in default. On the maturity date, the Company was to repay an amount equal to 120% of the outstanding principal and accrued interest. Beginning on the six-month anniversary of the issuance date, the Investor may elect to convert the note into common stock of the Company at $0.03 per share, subject to adjustment. As additional consideration, the Company issued the investor a total of 5,000,000 five-year warrants to purchase the Company’s common stock, which are exercisable on or after the six-month anniversary of the issuance date at $0.06 per share.

On October 12, 2018, the Company entered into a promissory note with its Chief Executive Officer in the amount of $15,000. The note bears interest at a rate of 2.55%. This note was repaid in January 2019.

On November 21, 2018, the Company borrowed $75,000 from an institutional investor and issued the investor a promissory note in the total principal amount of $75,000. The note matured on February 19, 2019, bears interest at 5% and is in default.

The aggregate principal amount of the above described convertible notes that remain outstanding is $1,982,829, which is shown in the accompanying balance sheet as of March 31, 2019, net of $2,189 debt discount, as convertible notes payable-net. The principal amount of the remaining note payable totals $75,000. Accrued interest amounted to $601,910 as of that date and interest expense aggregated $121,097 for the three months ended March 31, 2019. The Notes are all in default.

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

As discussed in Note 6, on October 12, 2018, the Company borrowed $15,000 from its Chief Executive Officer. This loan was repaid in January 2019.

As of March 31, 2019, the Company owed Mr. Jonathan Read, its Chief Executive Officer $1,820 for expenses paid on behalf of the Company by Mr. Read. On May 13, 2019, this amount was repaid.

8. Commitments and Contingencies

Employment Agreements

Effective January 3, 2018, the Company entered into an oral employment agreement (the “Read Agreement”) with the Company’s current Chief Executive Officer (the “CEO”), Jonathan Read. Under the terms of the Read Agreement, the Company is to pay Mr. Read an annual salary of $240,000 per year subject to his continued employment with the Company. Additionally, the Company paid Mr. Read compensation for his services as the Company’s CEO from October 20, 2017, to December 31, 2017, calculated as a pro-rata portion of an annual salary of $150,000. Additionally, on January 3, 2018 (the “Grant Date”) the Company’s Board of Directors (the “Board”) granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the Grant Date, 5,000,000 vested one-year from the Grant Date, and 5,000,000 were to vest two years from the Grant Date subject to continued employment with the Company. On March 1, 2019, Mr. Read moved to a part-time arrangement with compensation of $5,000 per month, and the remaining 5,000,000 unvested options were forfeited.

Effective January 3, 2018, the Company agreed to compensate Gary Smith for his service as a non-employee director by paying him $2,500 per calendar quarter effective as of July 10, 2017.

Lease Agreements

The Company has been renting an office space on a month-to-month basis, and incurred rent expense of $2,523 during the three months ended March 31, 2019.

Other Agreements

On January 18, 2018, the Company entered into an agreement for corporate communications services. The agreement was for an initial period of six months with a monthly fee of $5,000. Should the Company raise $2,000,000 or more, the monthly fee increases to $7,500 per month. The Company will also issue 1,000,000 shares of common stock per this agreement. These shares have not yet been issued as of the date of this report.

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

On May 15, 2018, the Company entered into a Master Service Agreement (“MSA”) with ColoGuard Enterprise Solutions (“ColoGuard”) which became effective August 1, 2018. ColoGuard provided colocation and other services related to our cryptocurrency mining activities. In December 2018, the Company cancelled the MSA as part of a settlement agreement with ColoGuard. As part of this agreement, ColoGuard re-purchased 200 mining units, and agreed to host our remaining units until March 20, 2019 at no charge. Prior to March 20, 2019, the Company negotiated with Cologuard to continue hosting our remaining units through the end of the year. In exchange, the company would allow Cologuard to pay $15,000 less on their amount remaining due to the Company for the purchase of the mining units.

9. Shareholders’ Deficit

Common Stock

There is currently only one class of common stock. Each share of common stock is entitled to one vote. The authorized number of shares of common stock of the Company at March 31, 2019 was 500,000,000 shares with a par value per share of $0.001. Authorized shares that have been issued and fully paid amounted to 235,460,470 as of March 31, 2019.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.01 per share, with rights, preferences and limitations as may be decided from time-to-time by the Board of Directors.

New Series A

On December 6, 2018, TimefireVR Inc. filed a Certificate of Designation authorizing 100 shares of the Company’s preferred stock as the new Series A Preferred Stock (the “new Series A”) with a par value of $.01 per share. The new Series A provides the holder of the new Series A with a majority of the Company’s outstanding voting power. The Company issued all outstanding shares of the new Series A to the Company’s Chief Executive Officer.

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

At March 31, 2019, there are 122,190 shares of Series E outstanding, which are convertible into an aggregate of 122,190,000 shares of our common stock.

Warrants

There has been no warrant activity in the three months ended March 31, 2019. The balance of warrants as of that date remains at 49,887,720.

2016 Equity Incentive Plan

Effective September 13, 2016, the Company adopted the 2016 Equity Incentive Plan (the "2016 Plan") to provide an incentive to our employees, consultants, officers and directors who are responsible for or contribute to our long-range success. A total of 3,300,000 shares of our common stock were originally reserved for the implementation of the 2016 Plan, either through the issuance of incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, or restricted stock units. Whenever practical, the 2016 Plan is to be administered by a committee of not less than two members of the Board of Directors appointed by the full Board, and the 2016 Plan has a term of ten years, unless sooner terminated by the Board. On January 3, 2018, the Board amended the Company’s 2016 Equity Incentive Plan by increasing the authorized number of shares available under the plan by 30,000,000. As of March 31, 2019, 15,145,000 shares of common stock remain available for issuance under the 2016 Plan.

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

On January 20, 2017, the Company granted options to purchase 1,655,000 shares of its common stock at $.50 to employees including a total of 800,000 options to its then Chief Executive Officer and Chief Financial Officer per the 2016 Plan. The shares vested based on months of service as of the grant date. Employees received pro-rata vesting for the portion of a year that they had worked. The remaining options will equally vest on the 1st and 2nd anniversary of the grant date. The Company recorded $16,253 and $72,775 in expense related to this grant during the three months ended March 31, 2019 and 2018, respectively. All options that were vested expired after not being exercised within 12 months of each person’s employment termination.

On January 3, 2018, as part of an oral employment agreement with the Company’s Chief Executive Officer, the Company granted Mr. Read 15,000,000 stock options of which 5,000,000 vested on the grant date, 5,000,000 will vest one-year from the grant date, and 5,000,000 will vest two years from the grant date subject to continued employment with the Company. On March 1, 2019, Mr. Read moved to a part-time arrangement, and the remaining 5,000,000 unvested options were forfeited. The Company recorded $0 and $182,625 in expense related to this grant during the three months ended March 31, 2019 and 2018, respectively.

On January 22, 2018, the Company granted board member Gary Smith 1,000,000 stock options under the 2016 Plan, exercisable at $.03 per share, vesting quarterly over one year beginning in three months subject to continued service as a director on each applicable vesting date. The Company recorded $1,696 and $5,253 in expense related to this grant during the three months ended March 31, 2019 and 2018, respectively.

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

The assumptions used in the Black-Scholes option re-valuation at March 31, 2019 are as follows:

	Risk-free interest rate	Expected life	Volatility	Dividend yield
September 2016 warrants	2.21%	2.50 years	230.000%	0%
March 2017 warrants	2.21%	3.50 years	238.947%	0%
March 6, 2018 warrants	2.23%	4.50 years	218.564%	0%
March 16, 2018 warrants	2.27%	2.00 years	266.095%	0%
August 2018 warrants	2.23%	5.00 years	213.512%	0%

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$82,374	$82,374

11. Subsequent Events

Effective April 30, 2019, the Company borrowed $50,000 from an institutional investor and issued the investor a 20% Original Issue Discount Convertible Promissory Note (the “April 2019 Note”) in the principal amount of $62,500. The April 2019 Note matures on July 29, 2019. The April 2019 Note is convertible into the Company’s common stock at $0.00125 per share.

Effective May 1, 2019, the Company borrowed $150,000 from another institutional investor and issued the investor a 20% Original Issue Discount Convertible Promissory Note substantially on the same terms as the April 2019 Note in the principal amount of $187,500 (the “May 2019 Note”). The May 2019 Note matures on July 30, 2019.

The Notes have been exchanged for Series B Convertible Preferred Stock and are not outstanding as of the date of this Report.

The Company expects to close an acquisition with a corporation engaged in another line of business (the “Target”). Shareholders of the Target will own approximately 83.3% of the Company on a fully diluted basis if we close the acquisition. As of the date this Report has been filed, we have entered into written acquisition agreements with the Target and its shareholders and holders of our derivative securities. All signatures are being held in escrow pending the filing of this Report on Form 10-Q. We expect that the closing will occur immediately after we file this Report with the SEC.

In preparation for closing, as of May 14, 2019, we filed a Certificate of Withdrawal with the Secretary of State of the State of Nevada withdrawing the Certificates of Designation for all outstanding preferred stock including the super voting Series A Preferred Stock. We also filed Certificates of Designation for a new Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. Although we agreed to issue 236 million shares of common stock to the Chief Executive Officer of the Target, we do not have sufficient authorized capital for the remaining shareholders of the Target or the holders of our derivative securities. Upon closing we will issue Series A Convertible Preferred Stock to the remaining shareholders of the Target and Series B Convertible Preferred Stock to the holders of our derivative securities including our current Chief Executive Officer as disclosed below.

Assuming we will close the acquisition, we have entered into a series of transactions which will be reversed if we do not close the acquisition:

•	Holders of our Series E Convertible Preferred Stock, past due and other notes and all warrants and options exchanged their securities for shares of Series B Convertible Preferred Stock which has no preferences or limitations other than a 4.99% beneficial ownership limitation. The holders of the Series B Convertible Preferred Stock will own 15.61% of the Company on a fully diluted basis; the Series A Convertible Preferred Stock is substantially similar to the Series B Convertible Preferred Stock except it will automatically convert upon the effectiveness of any future reverse split;

•	Mr. Jonathan Read received Restricted Stock Units for 500 million shares of common stock (or 0.19% of the Company on a fully diluted basis post acquisition) in exchange for $35,000 of past due compensation; and

•	Mr. Gary Smith, a director, exchanged his stock options for shares of Series B Convertible Preferred Stock convertible into four million shares of common stock;

Current shareholders owning common stock will own 0.87% on a fully diluted basis upon the closing of the acquisition.

While the Company expects to complete the acquisition, no assurances can be given. If the acquisition does not close, we will cease our bitcoin mining unless our note holders provide more financing.

The Company recently repaid Mr. Read miscellaneous advances he made to the Company of approximately $27,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this 10-Q. See also the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans in the cryptocurrency business. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Investors should review the Risk Factors in the Company’s Form 10-K for the year ended December 31, 2018. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

OVERVIEW

The Company is a Nevada corporation incorporated on April 10, 2002. On November 21, 2016, we changed our name to TimefireVR, Inc.

During the three months ended March 31, 2019, we operated our bitcoin mining business on a reduced basis since we had been required to liquidate mining equipment in order to pay operating expenses. Effective March 1, 2019, our principal officer, Mr. Jonathan Read, Chief Executive Officer, ceased performing full-time services and began working full-time for another business.

During the same period, Mr. Read, together with the advice of counsel, oversaw negotiations to effect an acquisition as reflected in Note 11 to our financial statements. We cannot assure you that we will close the acquisition. However, as disclosed in Note 11, we have entered into definitive agreements with the signatures being held in escrow. We expect that immediately after we file this Report, we will complete the acquisition of this private company.

Results of Operations

The following discussion analyzes our results of operations for the three months ended March 31, 2019. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenues for the three months ended March 31, 2019 consisted of $4,813 compared to no revenues for first quarter of 2018. Operating expenses for the first quarter of 2019 were $131,530 compared to $636,505 for the first quarter of 2018. The most significant savings were in reduced officer compensation and professional fees. For the quarter ended March 31, 2019, we sustained a loss from continuing operations of $288,468 in contrast to our loss during the quarter ended March 31, 2018 of $1,122,326.

Liquidity and Capital Resources

Historically, our primary source of liquidity has been from the issuances of debt financing. The primary uses of cash are payroll related expenses and professional fees.

Our balance sheet as of March 31, 2019 reflects that we had $8,920 in cash. We recently borrowed $200,000 issuing $250,000 in convertible notes to two institutional investors. The Notes are due in late July 2019. The financing was provided in anticipation of our closing the acquisition discussed in Note 11 to our financial statements. We have used the proceeds from these two loans to pay expenses but not our indebtedness which is all past due. The Notes have been exchanged for Series B Convertible Preferred Stock and are not outstanding as of the date of this Report.

We do not have capital to remain operational for the next 12 months and if the acquisition is not completed, we will be required to cease operations unless the investors provide additional funding for us to continue our bitcoin mining business.

Going Concern

The Company has incurred losses since inception and requires additional funds for future operating activities. The Company’s cryptocurrency mining activity has not reached a level of revenue sufficient to fund its operating activities. These factors create an uncertainty as to how the Company will fund its operations and maintain sufficient cash flow to operate as a going concern. The combination of these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger**	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.2	Bylaws, as amended	S-1	2/8/17	3.2
3.3	Certificate of Designation of Series A	8-K	12/12/18	3.1
3.4	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
3.5	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
10.1	Form of Note	8-K	5/6/19	10.1
10.2	Promissory Note dated November 21, 2018	8-K	11/21/18	10.2
10.3	Promissory Note dated October 12, 2018	8-K	10/18/18	10.1

10.4	Form of Note dated August 21, 2018	8-K	8/27/18	10.1
10.5	Advisor Agreement dated March 16, 2018	10-Q	8/14/18	10.10
10.6	Form of Warrant dated August 21, 2018	8-K	8/27/18	10.2
10.7	Form of Note dated August 7, 2018	8-K	8/9/18	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to TimefireVR Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2019.

TimefireVR Inc.

Signature	Title

/s/ Jonathan Read	Chief Executive Officer and Director
Jonathan Read

Signature	Title

/s/ Jessica L. Smith	Chief Accounting and Financial Officer
Jessica L. Smith

