Form 10-QT
period 2019-06-30
Red Cat Holdings, Inc.
filed 2019-08-19
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 2019 to June 30, 2019

Commission File Number 814-00175

Red Cat Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
607 Ponce de Leon Ave, Suite 407
San Juan, PR	85251
(Address of principal executive offices)	(Zip Code)

(833) 373-3228

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

As of August 19, 2019, there were 16,729,048 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC
Balance Sheets
(unaudited)

	June 30	December 31
	2019	2018
ASSETS
Current Assets
Cash	$389,664	$211,053
Cryptocurrencies	8,162	0
Miscellaneous receivable	22,500	0
Prepaid expenses	89,470	0
Total Current Assets	509,796	211,053

Property and Equipment	75,650	0
Goodwill	12,862	0
TOTAL ASSETS	$598,308	$211,053

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,926	$0
Payroll liabilities	6,943	0
Accrued Expense	34,837	68,628
Capital to be returned	2,270	0
Total Current Liabilities	104,976	68,628
Total Liabilities	104,976	68,628

Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 10,000,000; outstanding 2,169,068 and 0	21,691	0
Series B Preferred Stock - shares authorized 10,000,000; outstanding 4,212,645 and 0	42,126	0
Common stock - shares authorized 500,000,000; outstanding 471,460,470 and 215,150,947	471,460	215,151
Additional paid-in capital	1,121,727	569,399
Accumulated deficit	(1,163,672)	(642,125)
Total Stockholders' Equity	493,332	142,425
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$598,308	$211,053

See accompanying notes.

RED CAT PROPWARE, INC
Operations Statements
(unaudited)

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018
REVENUES
Revenue	$0	$0	$0	$0
Total Revenue	0	0	0	0

EXPENSES
Research and development	145,942	100,157	295,649	113,387
Payroll expense	3,576	30,555	9,815	36,159
Professional fees	95,570	5,585	168,465	7,994
General and administrative expenses	29,950	1,169	47,618	1,230

Loss before income taxes	275,038	137,466	521,547	158,770
Provision for income taxes	0	0	0	0
NET LOSS	$275,038	$137,466	$521,547	$158,770

LOSS PER SHARE - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding -
basic and diluted	281,197,042	195,284,615	281,197,042	195,284,615

See accompanying notes.

RED CAT PROPWARE, INC
Stockholders' Equity Statements
(unaudited)

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2018					187,702,046	$187,702	($83,152)	($108,975)	($4,425)

Issuance of common stock					27,448,901	27,449	578,151		605,600

Issuance of warrants							74,400		74,400

Net Deficit								(158,770)	(158,770)

Balances, June 30, 2018	—	—	—	—	215,150,947	$215,151	$569,399	($267,745)	$516,805

Balances, January 1, 2019					215,150,947	$215,151	$569,399	($642,125)	$142,425

Issuance of Common Stock					18,425,761	18,426	666,274		684,700

Shares Issued for Services					1,883,762	1,884	68,116		70,000

Share Exchange with Red Cat Propware	2,169,068	21,691	4,212,645	42,126	236,000,000	236,000	(182,063)		117,754

Net Deficit								(521,547)	(521,547)

Balances, June 30, 2019	2,169,068	$21,691	4,212,645	$42,126	471,460,470	$471,460	$1,121,727	($1,163,672)	$493,332

See accompanying notes.

RED CAT PROPWARE, INC
Cash Flows Statements
(unaudited)

	Six months ended June 30,
	2019	2018
OPERATIONS
Net loss	$(521,547)	$(158,770)
Adjustments to reconcile net loss to net cash from operations:
Common stock issued for services	70,000	0
Prepaid expenses	(89,470)	0
Accounts payable	(8,652)	0
Accrued expense	34,837	0
Payroll liabilities	6,943	880
Net cash from operations	(507,889)	(157,890)

FINANCING
Common stock issued	684,700	605,600
Warrants issued	0	74,400
Capital to be returned	1,800	0
Net cash from financing	686,500	680,000

Net increase (use) of cash	178,611	522,110
Cash, beginning of period	211,053	(11)
Cash, end of period	$389,664	$522,099

Cash paid for interest and taxes	$0	$0

NONCASH
Common stock issued for services	$70,000	$0
Shares exchanged in acquisition	$117,754	$0

See accompanying notes.

RED CAT HOLDINGS, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2019 and 2018

(unaudited)

Note 1 - The Business

Our Operations

Red Cat Propware, Inc., (“Red Cat”), offers secure, cloud-based analytics, storage, and services for drones. Red Cat was incorporated in April 2016 in the State of Nevada. Our primary products are Black Box by Red Cat. Black Box by Red Cat analysis drone flight data and performs detailed flight reply and analytics. This data is also encrypted using our proprietary systems utilizing blockchain architecture.

We are based in Puerto Rico, a location which offers important tax incentives, certain cost advantages, and access to the top blockchain companies in the world.

The Share Exchange Agreement

Effective May 15, 2019, we closed a Share Exchange Agreement (the “SEA”) with TimeFireVR, Inc., (“TimeFire”), a Nevada corporation. Under the SEA, we acquired approximately 83.33% of TimeFire’s outstanding share capital on a fully-diluted basis. We issued: (i) 236,000,000 shares of our common stock, (ii) 2,169,068.0554 shares of our newly-designated Series A Preferred Stock, and (iii) 4,212,645.28 shares of our newly-designated Series B Preferred Stock.

Our new Series A Preferred Stock is convertible to common stock at a ratio of 10,000 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock will convert automatically to common stock upon the effectiveness of any future reverse split of our common stock. This common stock and Series A Preferred Stock issued under the SEA will constitute approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis.

Our new Series B Preferred Stock is convertible to common stock at a ratio of 1,000 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. This Series B Preferred Stock issued under the SEA will constitute approximately 15.64% of our issued an outstanding share capital on a fully-diluted basis.

In total, the common stock, Series A Preferred Stock, and Series B Preferred Stock issued under the SEA are valued at $117,754.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, for the six months ended June 30, 2019, Red Cat had a net loss of $521,547 and used cash in operating activities of $507,889. Additionally, Red Cat had an accumulated deficit of $1,163,672 and does not yet generate revenues. Management believes that these matters raise substantial doubt about Red

Note 2 - Going Concern (continued)

Cat’s ability to continue as a going concern for twelve months from the issuance date of this report. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes Red Cat is well positioned after two-and-a-half years of drone research and software development. Our expertise in encryption, drone flights logs, and producing easy to use analytics will differentiate our soon to be released storage and analytics product. The Company was founded in April 2016 and has operated by using funds raised from accredited investors to build our software platform. Now a public entity with the reverse merger completed in May 2019, investors have gained public market liquidity which should allow us to raise additional funds. We believe that the going concern previously mentioned will be alleviated with the following steps listed:

•	We are currently working with investment banks to raise our first institutional financing.
•	We are working on acquisitions that will expedite our software platform revenue
•	We believe the acquisitions we are pursuing will be accretive once closed
•	We believe we will complete 2 or 3 acquisitions by our year end
•	Our commercial software product is launching in fourth quarter of calendar 2019

Note 3 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the six months ended June 30, 2019 and 2018, include estimates of current and deferred income taxes and deferred tax valuation allowances.

Cash – At June 30, 2019 and December 31, 2018, cash is $389,664 and $216,807 deposited in one commercial bank account. Red Cat has not experienced any loss on such account and believes it is not exposed to any significant credit risk regarding its cash balance.

Note 3 - Summary of Significant Accounting Policies (continued)

Prepaid Expenses – At June 30, 2019, prepaid expenses comprised principally of one consulting contract for market research and analysis services. This contract will end at January 6, 2020, unless terminated by the parties.

Capital to be Returned – At June 30, 2019, $1,800 represents an amount received in excess of shares issued to one investor.

Common Stock – Red Cat’s common stock has a par value of $0.001 per share.

Warrants - In connection with a certain stock issuance, Red Cat issued warrants to purchase shares of our common stock. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity. We measured the fair value of the warrants using the Black-Scholes option pricing model.

Research and Development - Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Income Taxes - Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Related Parties - Parties are considered to be related to Red Cat if the party, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with Red Cat. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of Red Cat and its management and other parties with which Red Cat may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Note 4 - Stockholders’ Equity

Issuance of Warrants – On April 4, 2018, Red Cat issued 6,054,905 five-year warrants valued at $74,400 to purchase 6,054,095 shares of common stock at $0.003 per share. The following assumptions were used as inputs in the Black-Scholes option-pricing model: term - 5 years, risk-free interest rate - 5%, expected dividend rate – 0%, and expected volatility - 50%.

Note 5 - Income Taxes

At June 30, 2019 and 2018, income tax benefits consisted of the following:

	2019	2018
Current Provision:
Federal	$(109,525)	$(33,342)
State	(104,309)	(31,754)
	(213,834)	(65,096)
Valuation Allowance	213,834	65,096
	—	—

	2019	2018
Deferred Provision:
Federal	—	—
State	—	—
	$—	$—

The deferred tax asset comprises of the recognition of net operating losses for tax purposes.

	2019	2018
Deferred Tax Asset	$477,106	$263,271
Valuation Allowance	(477,106)	(263,271)
	$—	$—

The valuation allowance at June 30, 2019, is $447,106.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to assess the application of a valuation allowance as of June 30, 2019, and December 31, 2018.

Note 5 - Income Taxes (continued)

Red Cat, Inc., has not filed corporate income tax returns for Federal or state purposes.

Note 6 - Related-Party Transactions

Founders’ Shares - On January 23, 2017, Red Cat issued 183,665,443 shares of its common stock as Founders’ Shares for $4,550. 156,418,372 were issued to Red Cat’s founder and CEO and 27,247,071 to an outside consultant who assisted with the Red Cat’s formation and early organization.

Initial Investment - On January 26, 2017, the same outside consultant purchased 4,036,603 shares of common stock for $100,000.

Shares Issued for Services - On May 7, 2019, the same outside consultant was issued 1,883,792 shares valued at $70,000 for legal services provided.

Office Space Rental – Red Cat rented office space from Red Cat’s CEO for the 2019 and 2018 years for $8,100 and $7,200. This office space arrangement ended March 31, 2019. Rent expense is classified within general and administrative expenses.

Note 7 - Commitments and Contingencies

Office Lease – In December 2018, Red Cat entered into a lease arrangement for its office space located in San Juan, Puerto Rico, for $26,638 per anum. Red Cat pays $2,220 per month for this space. There are no renewal terms. Rent expense is classified within general and administrative expenses.

Note 8 - Subsequent Events

Letter of Intent - On June 4, 2019, we executed a Letter of Intent with Rotor Riot, LLC. The LOI, which is non-binding, sets forth the terms for our contemplated acquisition of Rotor Riot, a drone technology and media company. Any acquisition of Rotor Riot will be subject to the completion of due diligence, the negotiation of a definitive agreement, and other conditions.

End of Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial data included elsewhere in this 10-Q. See also: (i) the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2018; and (ii) the audited financial statements and notes thereto for our recently-acquired operating subsidiary, Red Cat Propware, Inc., filed July 31, 2018 on Form 8-K/A. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans in for our business focusing on cloud-based analytics, storage, and services for drones. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Investors should review the Risk Factors in the Company’s Current Report on Form 8-K filed May 16, 2019. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

OVERVIEW

We are a Nevada corporation incorporated on April 10, 2002. Effective August 1, 2019, we changed our name to Red Cat Holdings, Inc. Until recently, our operations have focused on the bitcoin mining business. On May 15, 2019, however, we acquired Red Cat Propware, Inc. (“Red Cat”), a company offering secure, cloud-based analytics, storage, and services for drones. We are focusing primarily on the business of Red Cat going forward.

Acquisition of Red Cat Propware, Inc.

We acquired Red Cat under a Share Exchange Agreement (the “SEA”) with Red Cat and each of the shareholders of Red Cat. Under the SEA, we acquired all of the issued and outstanding capital stock of Red Cat, in exchange for our issuance to the Red Cat shareholders of: (i) 236,000,000 shares of our common stock, and (ii) 2,169,068.0554 shares of our newly-designated Series A Preferred Stock. In total, the common stock and Series A Preferred Stock issued Red Cat Propware’s shareholders under the SEA constituted approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis.

With the exception of shares held by the President of Red Cat and our current CEO, Jeffrey Thompson, the convertibility of shares of Series A Preferred Stock is limited such that a holder of Series A Preferred Stock may not convert Series A Preferred Stock to our common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of our common stock outstanding. Effective August 1, 2019, we conducted a 1 for 1,200 reverse split of our common stock. The effectiveness of the reverse split resulted in the automatic conversion of all Series A Preferred Stock to common stock, with exception of certain Series A Preferred shares affected by the 4.99% conversion blocker. Following the reverse split, our remaining shares of Series A Preferred Stock are convertible to common stock at a ratio of approximately 8.33 shares of common stock for each share of Series A Preferred Stock.

Exchange Agreements with Holders of Series E Convertible Preferred Stock, Promissory Notes, Options, and Warrants

Immediately prior to the closing of the SEA, we entered into Securities Exchange Agreements (the “Exchange Agreements”) with each of the holders of our outstanding Series E Convertible Preferred Stock, Promissory Notes, Options, and Warrants (collectively, the “Exchange Securities”). The holders of the Exchange Securities were issued, in exchange for their Exchange Securities, a total of 4,212,645.28 shares of our newly-designated Series B Preferred Stock. In total, the Series B Preferred Stock issued under the Exchange Agreements constituted approximately 15.64% of our issued an outstanding share capital on a fully-diluted basis. Following the reverse split, our new Series B Preferred Stock is convertible to common stock at a ratio of approximately 0.833 shares of common stock for each share of Series B Preferred Stock. The convertibility of shares of Series B Preferred Stock is also limited such that a holder of Series B Preferred Stock may not convert Series B Preferred Stock to our common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of our common stock outstanding. Series B Preferred Stock does not have an automatic conversion feature.

Business of Red Cat Propware, Inc.

Through our recently-acquired operating subsidiary, Red Cat Propware, Inc., we are in the business of providing secure, cloud-based analytics, storage, and services for drones. Our primary product is Black Box by Red Cat. Black Box by Red Cat is a blockchain technology that records all information from a drone much like a traditional airliner black box.  Red Cat sends the information directly to the cloud and clones the drone in real time. This information can then be viewed using Red Cat’s analytics platform with a secure login.

Effective August 6, 2019, our Board of Directors approved a change in our fiscal year end to April 30, which is the accounting year-end for our operating subsidiary Red Cat Propware, Inc. Following this Quarterly Report, an additional report on Form 10-Q will be filed covering the transition period.

Results of Operations

The following discussion analyzes our results of operations for the three and six months ended June 30, 2019. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

We generated no revenues during the three and six months ended June 30, 2019, and have not generated revenue to date from our current operations. During the three months ended June 30, 2019, we incurred $275,038 in total expenses from continuing operations, consisting of $145,942 in research and development, $95,570 in professional fees, $29,950 in general and administrative expenses, and $3,576 in payroll expenses. By comparison, during the three months ended June 30, 2018, we incurred $137,466 in expenses from continuing operations, consisting of $100,157 in research and development, $5,585 in professional fees, $1,168 in general and administrative expenses, and $30,555 in payroll expenses. During the six months ended June 30, 2019, we incurred $521,547 in total expenses from continuing operations, consisting of $295,649 in research and development, $168,465 in professional fees, $47,618 in general and administrative expenses, and $9,815 in payroll expenses. By comparison, during the six months ended June 30, 2018, we incurred $158,770 in expenses from continuing operations, consisting of $113,387 in research and development, $7,994 in professional fees, $1,230 in general and administrative expenses, and $36,159 in payroll expenses.

Our expenses and our net loss for the three and six months ended June 30, 2019 are greater than those experienced during the same periods last year due to costs associated with Red Cat Propware becoming a public company through the SEA, and increased costs associated with the expansion of the company. As we continue to develop our business, we expect that costs and net losses will continue to increase until such time as we begin generating material revenue from sales of our is Black Box by Red Cat product.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets in the amount of $509,796, consisting of cash in the amount of $389,664, prepaid expenses of $89,470, a miscellaneous receivable in the amount of $22,500, and cryptocurrencies valued at $8,162. Our current liabilities as of June 30, 2019 totaled $104,976, and consisted of accounts payable of $60,926, accrued expenses of $34,837, payroll liabilities of $6,943, and capital to be returned in the amount of $2,270. Our net working capital as of June 30, 2019 was $404,820. During the six months ended June 30, 2019, our operations used $507,889 in cash and financing activities provided $686,500 in cash, resulting in a net increase of $178,611 over the period.

We do not have any long term liabilities and, to date, the business of Red Cat has been funded through private offerings of common stock sourced primarily from individual private investors. We will require additional capital in order to execute on our business plan and begin generating net revenue from the Red Cat business. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through equity and/or debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have experienced losses from operations since inception. To date, the Red Cat business not been able to produce sales or to become cash flow positive and profitable. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

For the quarter ended June 30, 2019, we have identified the following material weaknesses in our internal controls over financial reporting:

•	We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. Specifically, one individual, our CEO, initiates non-routine transactions, reviews, evaluates, approves, and records non-routine transactions. In addition, this individual initiates journal entries, approves journal entries, and posts journal entries to the general ledger. There is no independent review of any financial duties performed by this individual.

•	Our management and/or other suitably qualified personnel did not perform an independent review of the financial statements and all related disclosures for completeness, consistency, and compliance with GAAP and our accounting and disclosure policies. Specifically, one individual, our CEO, reviews and approves the financial statements (including disclosures).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item. Please refer to our Current Report on Form 8-K filed May 16, 2019 for risk factors related to our current business.

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Red Cat Holdings, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 19th day of August, 2019.

TimefireVR Inc.

Signature	Title

/s/ Jeffrey Thompson	Chief Executive Officer, Chief Financial Officer, and Director
Jeffrey Thompson

