Form 10-Q
period 2019-07-31
Red Cat Holdings, Inc.
filed 2019-09-23
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 000-31587

Red Cat Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
607 Ponce de Leon Ave, Suite 407
San Juan, PR	85251
(Address of principal executive offices)	(Zip Code)

(833) 373-3228

(Registrant's telephone number, including area code)

TimefireVR, Inc.

7150 E. Camelback Rd., Suite 444, Scottsdale, AZ 85251

Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	None

As of September 13, 2019, there were 16,929,048 shares of the registrant’s $0.001 par value common stock issued and outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC
Condensed Consolidated Balance Sheets
(unaudited)

	July 31,	April 30,
	2019	2019
ASSETS
Current Assets
Cash	$330,227	$503,438
Prepaid expenses	70,539	100,000
Total Current Assets	400,766	603,438

Property and Equipment	3,000	0
Goodwill	132,636	0
TOTAL ASSETS	$536,402	$603,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,926	$20,894
Payroll liabilities	20,801	13,316
Accrued Expense	89,196	0
Common shares to be issued	0	754,700
Capital to be returned	1,800	1,800
Total Current Liabilities	172,723	790,710
Total Liabilities	172,723	790,710

Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 208,704 and 0	2,087	0
Series B Preferred Stock - shares authorized 4,300,000; outstanding 3,972,645 and 0	39,726	0
Common stock - shares authorized 500,000,000; outstanding 16,929,048 and 179,293	16,929	179
Additional paid-in capital	1,598,261	784,371
Accumulated deficit	(1,293,324)	(971,822)
Total Stockholders' Equity	363,679	(187,272)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$536,402	$603,438

See accompanying notes.

RED CAT PROPWARE, INC
Condensed Consolidated Operations Statements
(unaudited)

	Three months ended July 31,
	2019	2018
REVENUES
Revenue	$0	$0
Total Revenue	0	0

EXPENSES
Research and development	185,695	107,668
Payroll expense	7,137	33,546
Professional fees	105,696	3,973
General and administrative expenses	22,974	1,264

Loss before income taxes	(321,502)	(146,450)
Provision for income taxes	0	0
NET LOSS	$(321,502)	$(146,450)

LOSS PER SHARE - basic and diluted	$(0.89)	$(0.82)

Weighted average shares outstanding - basic and diluted	359,715	179,110

See accompanying notes.

RED CAT PROPWARE, INC
Condensed Consolidated Stockholders' Equity Statements
(unaudited)

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, April 30, 2018					177,611	$178	$734,372	$(220,490)	$514,060

Issuance of common stock					1,682	2	49,998		50,000

Net Deficit								(146,450)	(146,450)

Balances, July 31, 2018	—	—	—	—	179,293	$179	$784,371	$(366,940)	$417,610

Balances, April 30, 2019					179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,685		684,700

Shares Issued for Services					1,570	2	69,998		70,000

Share Exchange with Red Cat Propware	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock Upon

Reverse Stock Split on August 1, 2019	(1,960,364)	(19,604)	(240,000)	(2,400)	16,536,164	16,536	5,467		(0)

Net Deficit								(321,502)	(321,502)

Balances, July 31, 2019	208,704	$2,087	3,972,645	$39,726	16,929,048	$16,929	$1,598,261	$(1,293,324)	$363,679

RED CAT PROPWARE, INC
Condensed Consolidated Cash Flows Statements
(unaudited)

	Three months ended July 31,
	2019	2018
OPERATIONS
Net loss	$(321,502)	$(146,450)
Adjustments to reconcile net loss to net cash from operations:
Prepaid expenses	29,461	0
Accounts payable	40,032	(1,788)
Accrued expense	89,195	0
Payroll liabilities	7,485	7,260
Net cash from operations	(155,329)	(140,978)

FINANCING
Common stock to be issued	(754,700)	0
Common stock issued	872,454	50,000
Net cash from financing	117,754	50,000

INVESTING
Property & Equipment	(3,000)	0
Goodwill	(132,636)	0
Net Cash from investing	(135,636)	0

Net increase (use) of cash	(173,211)	(90,978)
Cash, beginning of period	503,438	570,326
Cash, end of period	$330,227	$479,348

Cash paid for interest and taxes	$0	$0

NONCASH
Common stock issued for services	$70,000	$0
Shares exchanged in acquisition	$117,754	$0

See accompanying notes.

RED CAT HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2019 and 2018

(unaudited)

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the information included in the Red Cat Holdings, Inc. (the “Company”), Form 8-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2019.

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

The Share Exchange Agreement

Effective May 15, 2019, we closed a Share Exchange Agreement (the “SEA”) with TimeFireVR, Inc., (“TimeFire”), a Nevada corporation. Under the SEA, we acquired approximately 83.33% of TimeFire’s outstanding share capital on a fully-diluted basis. We issued: (i) 196,667 shares of our common stock, (ii) 2,169,068 shares of our newly-designated Series A Preferred Stock, and (iii) 4,212,645 shares of our newly-designated Series B Preferred Stock.

Our new Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock will convert automatically to common stock upon the effectiveness of any future reverse split of our common stock. This common stock and Series A Preferred Stock issued under the SEA will constitute approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis.

Our new Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. This Series B Preferred Stock issued under the SEA will constitute approximately 15.64% of our issued an outstanding share capital on a fully-diluted basis.

In total, the common stock, Series A Preferred Stock, and Series B Preferred Stock issued under the SEA are valued at $117,754.

Red Cat Propware, Inc.

On May 15, 2019, we acquired TimeFireVR, Inc., in a $117,754 stock transaction classified as a reverse-merger transaction. The acquisition is expected to provide access to the public markets to assist our rapid growth through acquisitions and continued development of our Saas platform. In this reverse merger, the financial results of Red Cat Propware, Inc., (the accounting acquirer), have been presented as the continuing operations of the Company since inception.

The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

Cash	$24,704
Prepaid expenses	14,470
Equipment	3,000
Goodwill	132,636
Accounts payable	(57,056)

Total	117,754

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth and is expected to be deductible for tax purposes.

Reverse Stock Split

On August 1, 2019, the Company effected a reverse stock split of its outstanding shares of common stock at a ratio of one-for-twelve hundred (1 for 1,200). All references in this report to shares of the Company’s common stock, including prices per share of its common stock, reflect the Reverse Stock Split.

Note 2 - Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, for the three months ended July 31, 2019, Red Cat had a net loss of $321,502 and used cash in operating activities of $155,329. Additionally, Red Cat had an accumulated deficit of $1,293,324 and does not yet generate revenues. Management believes that these matters raise substantial doubt about Red Cat’s ability to continue as a going concern for twelve months from the issuance date of this report. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Red Cat Holdings, Inc., and its subsidiary, Red Cat Propware, Inc. Intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates for the three months ended July 31, 2019 and 2018, include estimates of current and deferred income taxes and deferred tax valuation allowances.

Cash – At July 31, 2019 and April 30, 2019, cash is $330,227 and $503,438 deposited in one commercial bank account. Red Cat has not experienced any loss on such account and believes it is not exposed to any significant credit risk regarding its cash balance.

Prepaid Expenses – At July 31, 2019, prepaid expenses comprised principally of one consulting contract for market research and analysis services. This contract will end at January 6, 2020, unless terminated by the parties.

Goodwill – The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Capital to be Returned – At July 31, 2019, $1,800 represents an amount received in excess of shares issued to one investor.

Common Stock – Red Cat’s common stock has a par value of $0.001 per share.

Warrants - In connection with our Series B Preferred Stock issuance, Red Cat issued warrants to purchase shares of our common stock. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity. We measured the fair value of the warrants using the Black-Scholes option pricing model.

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

Recent Accounting Pronouncements - Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Note 4 - Warrants

On May 15, 2019, as part of the Share Exchange Agreement, Red Cat issued 469,874 five-year warrants to purchase 469,874 shares of common stock at $0.324 per share. The value of these warrants were considered to be a nominal amount at the time of issuance.

Note 5 - Income Taxes

At July 31, 2019 and 2018, income tax benefits consisted of the following:

	2019	2018
Current Provision:
Federal	$(67,515)	$(30,755)
State	(64,300)	(29,290)
	(131,816)	(60,045)
Valuation Allowance	131,816	60,045
	—	—

	2019	2018
Deferred Provision:
Federal	—	—
State	—	—
	$—	$—

The deferred tax asset comprises of the recognition of net operating losses for tax purposes.

	July 31, 2019	April 30, 2019
Deferred Tax Asset	$530,263	$398,447
Valuation Allowance	(530,263)	(398,447)
	$—	$—

Note 5 - Income Taxes (continued)

The valuation allowance at July 31, 2019, is $530,263.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to assess the application of a valuation allowance as of July 31, 2019, and December 31, 2018.

Red Cat, Inc., has not filed corporate income tax returns for Federal or state purposes.

Note 6 - Related-Party Transactions

Shares Issued for Services - On May 7, 2019, the Company issued 1,570 shares of common stock valued at $70,000 to a consultant for legal services provided.

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

End of Condensed Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this 10-Q. See also the audited financial statements and notes thereto for our recently-acquired operating subsidiary, Red Cat Propware, Inc., filed July 31, 2019 on Form 8-K/A. The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans in for our business focusing on cloud-based analytics, storage, and services for drones. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. Investors should review the Risk Factors in the Company’s Current Report on Form 8-K filed May 16, 2019. Except as required by U.S. securities laws, the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Report on Form 10-Q.

OVERVIEW

We are a Nevada corporation incorporated on April 10, 2002. Effective July 24, 2019, we changed our name to Red Cat Holdings, Inc. On May 15, 2019, we acquired Red Cat Propware, Inc. (“Red Cat”), a company offering secure, cloud-based analytics, storage, and services for drones. We are focusing primarily on the business of Red Cat going forward.

Acquisition of Red Cat Propware, Inc.

We acquired Red Cat under a Share Exchange Agreement (the “SEA”) with Red Cat and each of the shareholders of Red Cat. Under the SEA, we acquired all of the issued and outstanding capital stock of Red Cat, in exchange for our issuance to the Red Cat shareholders of: (i) 236,000,000 shares of our common stock, and (ii) 2,169,068.0554 shares of our newly-designated Series A Preferred Stock. In total, the common stock and Series A Preferred Stock issued Red Cat Propware’s shareholders under the SEA constituted approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis. These numbers do not give effect to our reverse stock split effective August 1, 2019.

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

Business of Red Cat Propware, Inc.

Through our recently-acquired operating subsidiary, Red Cat, we are in the business of providing secure, cloud-based analytics, storage, and services for drones. Our primary product is Black Box by Red Cat. Black Box by Red Cat is a blockchain technology that records all information from a drone much like a traditional airliner black box.  Red Cat sends the information directly to the cloud and clones the drone in real time. This information can then be viewed using Red Cat’s analytics platform with a secure login.

Effective August 6, 2019, our Board of Directors approved a change in our fiscal year end to April 30, which is the accounting year-end for our operating subsidiary Red Cat. Following this Quarterly Report, an additional report on Form 10-Q will be filed covering the transition period.

Results of Operations

The following discussion analyzes our results of operations for the three months ended July 31, 2019. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

We generated no revenues during the three months ended July 31, 2019, and have not generated revenue to date from our current operations. During the three months ended July 31, 2019, we incurred $321,502 in total expenses from continuing operations, consisting of $185,695 in research and development, $105,696 in professional fees, $29,974 in general and administrative expenses, and $7,137 in payroll expenses. By comparison, during the three months ended July 31, 2018, we incurred $146,450 in expenses from continuing operations, consisting of $107,668 in research and development, $3,973 in professional fees, $1,264 in general and administrative expenses, and $33,546 in payroll expenses.

Our expenses and our net loss for the three months ended July 31, 2019 are greater than those experienced during the same period last year due to costs associated with Red Cat becoming a public company through the SEA, and increased costs associated with the expansion of the company. As we continue to develop our business, we expect that costs and net losses will continue to increase until such time as we begin generating material revenue from sales of our is Black Box by Red Cat product.

Liquidity and Capital Resources

As of July 31, 2019, we had current assets in the amount of $400,766, consisting of cash in the amount of $330,227 and prepaid expenses of $70,539. Our current liabilities as of July 31, 2019 totaled $172,723, and consisted of accounts payable of $60,926, accrued expenses of $89,196, payroll liabilities of $20,801, and capital to be returned in the amount of $1,800. Our net working capital as of July 31, 2019 was $228,043. During the three months ended July 31, 2019, our operations used $155,329 in cash, investing activities used $135,636 in cash, and financing activities provided $117,754 in cash, resulting in a net decrease of $173,211 over the period.

We do not have any long term liabilities and, to date, the business of Red Cat has been funded through private offerings of common stock sourced primarily from individual private investors. We will require additional capital in order to execute on our business plan and begin generating net revenue from the Red Cat business. We do not have sufficient cash resources to meet our working capital needs for the next 12 months. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through equity and/or debt financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2019.

For the quarter ended July 31, 2019, we have identified the following material weaknesses in our internal controls over financial reporting:

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

None applicable.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger**	8-K	9/13/16	2.1
2.2	Articles of Merger - Nevada	8-K	9/13/16	2.2
2.3	Statement of Merger - Arizona	8-K	9/13/16	2.3
3.1	Articles of Incorporation, as amended	S-1	2/8/17	3.1
3.1(a)	Amended and Restated Articles of Incorporation				Filed
3.2	Bylaws, as amended	S-1	2/8/17	3.2
3.3	Certificate of Designation of Series A	8-K	12/12/18	3.1
3.4	Certificate of Designation of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.1
3.5	Amendment No. 1 to the Certificate of Designations of Series E Convertible Preferred Stock of TimefireVR Inc.	8-K	1/4/18	3.2
3.6	Certificate of Withdrawal of Certificate of Designation	8-K	5/16/19	3.1
3.7	Certificate of Designation for Series A Preferred Stock	8-K	5/16/19	3.2
3.8	Certificate of Designation for Series B Preferred Stock	8-K	5/16/19	3.3
10.1	Share Exchange Agreement with Red Cat Propware, Inc.	8-K	5/16/19	10.1
10.2	Warrant issued to Cavalry Fund I LP	8-K	5/16/19	10.2
10.3	Restricted Stock Unit Agreement with Jonathan Read	8-K	5/16/19	10.3
10.4	Securities Exchange Agreement with Jonathan Read	8-K	5/16/19	10.4
10.5	Securities Exchange Agreement with Cavalry Fund I LP	8-K	5/16/19	10.5
10.6	Securities Exchange Agreement with L1 Capital Global Opportunities Master Fund Ltd.	8-K	5/16/19	10.6
10.7	Securities Exchange Agreement with Digital Power Lending, LLC	8-K	5/16/19	10.7
10.8	Securities Exchange Agreement with Edward Slade Mead	8-K	5/16/19	10.8
10.9	Letter Agreement with Jonathan Read	8-K	5/16/19	10.9
10.10	Form of Note	8-K	5/6/19	10.1
10.11	Promissory Note dated November 21, 2018	8-K	11/21/18	10.2
10.12	Promissory Note dated October 12, 2018	8-K	10/18/18	10.1
10.13	Form of Note dated August 21, 2018	8-K	8/27/18	10.1
10.14	Form of Warrant dated August 21, 2018	8-K	8/27/18	10.2
10.15	Advisor Agreement dated March 16, 2018	10-Q	8/14/18	10.10
10.16	Form of Note dated August 7, 2018	8-K	8/9/18	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Red Cat Holdings, Inc., at the address on the cover page of this report, Attention: Corporate Secretary.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 23rd day of September, 2019.

Red Cat Holdings, Inc.

Signature	Title

/s/ Jeffrey Thompson	Chief Executive Officer, Chief Financial Officer, and Director
Jeffrey Thompson

