Form 10-Q
period 2019-10-31
Red Cat Holdings, Inc.
filed 2019-12-23
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019

or

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

__________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 20, 2019, there were 16,929,048 shares of the registrant’s common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	October 31,	April 30,
	2019	2019
ASSETS
Current Assets
Cash	$264,533	$503,438
Prepaid expenses	25,000	100,000
Total Current Assets	289,533	603,438

Goodwill	93,050	0
TOTAL ASSETS	$382,583	$603,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,895	$20,894
Accrued Expenses	9,823	15,116
Common shares to be issued	152,239	754,700
Total Current Liabilities	222,957	790,710

Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 208,704 and 0	2,087	0
Series B Preferred Stock - shares authorized 4,300,000; outstanding 3,972,645 and 0	39,726	0
Common stock - shares authorized 500,000,000; outstanding 16,929,048 and 179,292	16,929	179
Additional paid-in capital	1,610,329	784,371
Accumulated deficit	(1,509,445)	(971,822)
Total Stockholders' Equity	159,626	(187,272)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$382,583	$603,438

See accompanying notes.

RED CAT HOLDINGS, INC.
Condensed Consolidated Operations Statements
(unaudited)

	Three months ended October 31,		Six months ended October 31,
	2019	2018	2019	2018
REVENUES	$—	$—	$—	$—

EXPENSES
Research and development	76,724	112,096	262,419	219,264
General and administrative	139,397	45,785	275,204	84,567

Loss before income taxes	216,121	157,881	537,623	303,831

Provision for income taxes	0	0	0	0

NET LOSS	$216,121	$157,881	$537,623	$303,831

LOSS PER SHARE - basic and diluted	$(0.01)	$(0.88)	$(0.06)	$(1.70)

Weighted average shares outstanding -
basic and diluted	16,929,048	179,293	8,644,382	179,202

See accompanying notes.

RED CAT HOLDINGS, INC.
Condensed Consolidated Stockholders' Equity Statements
(unaudited)

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2018					177,611	$178	$734,372	$(220,490)	$514,060

Issuance of common stock					1,681	2	49,998		50,000

Net Loss								(146,450)	(146,450)

Balances, July 31, 2018	—	—	—	—	179,292	179	784,371	(366,940)	417,610

Net Loss								(157,881)	(157,881)

Balances, October 31, 2018	—	—	—	—	179,292	$179	$784,371	$(524,821)	$259,729

Balances, April 30, 2019					179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,685		684,700

Shares Issued for Services					1,570	2	69,998		70,000

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock and Reverse Stock Split	(1,960,364)	(19,604)	(240,000)	(2,400)	16,536,164	16,536	5,468		0

Net Loss								(321,502)	(321,502)

Balances, July 31, 2019	208,704	2,087	3,972,645	39,726	16,929,048	16,929	1,598,262	(1,293,324)	363,680

Stock based compensation							12,067		12,067

Net Loss								(216,121)	(216,121)

Balances, October 31, 2019	208,704	$2,087	3,972,645	$39,726	16,929,048	$16,929	$1,610,329	$(1,509,445)	$159,626

See accompanying notes.

RED CAT HOLDINGS, INC.
Condensed Consolidated Cash Flows Statements
(unaudited)

	Six months ended October 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(537,623)	$(303,831)
Stock based compensation	12,067
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Prepaid expenses	75,000	0
Accounts payable	40,001	0
Accrued expense	(5,293)	(602)
Net cash used in operating activities	(415,848)	(304,433)

Cash Flows from Investing Activities
Acquired through acquisition	24,704	0
Net cash provided by investing activities	24,704	0

Cash Flows from Financing Activities
Common stock to be issued	152,239	0
Common stock issued	0	50,000
Net cash provided by financing activities	152,239	50,000

Net use of Cash	(238,905)	(254,433)
Cash, beginning of period	503,438	570,326
Cash, end of period	$264,533	$315,893

Cash paid for interest and taxes	$0	$0

Noncash transactions
Common stock issued for services	70,000	$0
Fair value of shares exchanged in acquisition	$117,754	$0

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2019 and 2018

(unaudited)

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on July 31, 2019.

Note 1 - The Business

The Company was originally incorporated in February 1984. Beginning in May 2019, we have elected to focus on the business operations of Red Cat Holdings (or “Red Cat”) which is developing products to provide distributed data storage, analytics and related services to the drone industry. We plan to utilize blockchain based technologies and offer our solutions as a Software-as-a-Service platform. Potential customers include regulators to track and review flight data, insurance companies for coverage and claims administration, and pilots to maintain compliance with regulations. We are targeting the first half of 2020 for the release of our first product, “Black Box by Red Cat” although no assurances can be provided regarding the actual release date.

In July 2019, we changed our name from TimeFire VR Inc. to Red Cat Holdings, Inc.

In August 2019, we changed our fiscal year to April 30 which was the historical fiscal year of Red Cat.

In August 2019, we effected a reverse stock split (the “Reverse Stock Split”) of our outstanding shares of common stock at a ratio of one-for-twelve hundred (1 for 1,200). All references in this Quarterly Report to shares of the Company’s common stock, including prices per share of its common stock, reflect the Reverse Stock Split.

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

Our new Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock will convert automatically to common stock upon the effectiveness of any future reverse split of our common stock. This common stock and Series A Preferred Stock issued under the SEA will constitute approximately 83.33% of our issued and outstanding share capital on a fully-diluted basis.

Our new Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. This Series B Preferred Stock issued under the SEA will constitute approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis.

In total, the common stock, Series A Preferred Stock, and Series B Preferred Stock issued under the SEA are valued at $117,754.

Red Cat Propware, Inc.

On May 15, 2019, we acquired TimeFireVR, Inc., in a $117,754 stock transaction classified as a reverse-merger transaction. The acquisition will provide access to the public markets and support the development of our product platform. In this reverse merger, the financial results of Red Cat Propware, Inc., (the accounting acquirer), have been presented as the continuing operations of the Company since inception.

Cash	$24,704
Goodwill	93,050
Total	$117,754

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies and benefits from the combination of the two companies, including access to the public markets to raise capital, and is expected to be deductible for tax purposes.

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we have never generated revenues since our inception and have accumulated losses totaling approximately $1.5 million through October 31, 2019. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise capital through the public markets, (b) release our first commercial product and (c) pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with GAAP.

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our subsidiary, Red Cat Propware, Inc. Intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to determine stock based compensation.

Cash – At October 31, 2019, we held cash of $264,533 with two commercial banks. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Prepaid Expenses – Prepaid expenses relate to a consulting contract for market research and analysis which ends in January 2020.

Goodwill – Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of identifiable net assets acquired. The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes known, not to exceed 12 months. Adjustments in a purchase price allocation may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

We plan to perform an impairment test at the end of each fiscal year, or more frequently if indications of impairment arise. We have a single reporting unit, and consequently, evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole.

Common Stock – Our common stock has a par value of $0.001 per share.

Warrants – In connection with our Series B Preferred Stock Issuance, we issued warrants to purchase shares of our common stock. Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity. We measured the fair value of the warrants using the Black-Scholes option pricing model.

Research and Development - Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, as well as a proportionate share of overhead costs such as rent. Costs related to software development are included in research and development expense until technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized as a cost of revenue over the estimated lives of the products.

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

Comprehensive Loss –During the three and nine months ended October 30, 2019 and 2018, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Stock-Based Compensation – We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined using the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We plan to estimate the forfeiture rate based on our historical experience but have made no such allowance to date as our first issuances of stock based awards occurred during the three months ended October 31, 2019. We recognize compensation costs on a straight line basis over the service period which is generally the vesting term.

Basic and Diluted Net Loss per Share – Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if we become profitable in the future.

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 9.

Note 4 - Income Taxes

Our operating subsidiary is incorporated and based in Puerto Rico which is a commonwealth of the United States. We are not subject to taxation by the United States as Puerto Rico has its own taxing authority which passed the Export Services Act, also known as Act 20, in 2012. Under Act 20, eligible businesses are subject to a special corporate tax rate of 4%. Since inception, we have not generated any revenues and incurred net losses in each of the three and nine month periods ended October 31, 2019 and 2018. Our current provision for each of these periods consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At October 31, 2019 and April 30, 2019, we had accumulated deficits of approximately $1.5 million and $972,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $60,000 and $40,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated any revenues since inception, we have applied a full valuation allowance against our deferred tax assets at October 31, 2019 and April 30, 2018.

Note 5 – Common Stock

We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

Note 6 – Preferred Stock

Our Series A Preferred Stock (“Series A Stock”) is convertible to common stock at a ratio of 8.33 shares of common stock for each share of Series A Stock, and votes together with the common stock on an as-converted basis. The Series A Preferred Stock was originally issued under the Securities Exchange Agreement, as further described in Note 1. The Series A Stock was automatically converted into shares of common stock upon the effectiveness of our reverse stock split in August 2019, except for 208,704 shares which were subject to a limitation on the number of shares of common stock that can be held by the holder of those shares of Series A Stock.

Our Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-converted basis. The Series B Preferred Stock was originally issued under the Exchange Agreement, as further described in Note 1. In August 2019, a total of 240,000 shares of Series B Stock were converted into 200,000 shares of common stock.

Note 7 - Warrants

In May 2019, as part of the Share Exchange Agreement, we issued warrants to purchase 469,874 shares of common stock at an exercise price of $0.324 per share of common stock. The value of these warrants was considered to be a nominal amount at the time of issuance. In September 2019, we received $152,239 in connection with the exercise of these warrants. The holder did not provide the required paperwork to complete the exercise until November 2019 and the shares are not expected to be issued until December 2019. As a result, the amount received has been reported as Common Stock to be Issued in the liabilities section of the Balance Sheet at October 31, 2019. We also assumed a fully vested, restricted stock unit agreement requiring the issuance of 41,667 shares of common stock in May 2021, as well as a warrant to purchase 5,556 shares of common stock at an exercise price of $60.00 per share. This warrant expires in March 2021.

Note 8 – Share Based Awards

Effective August 2019, shareholders approved the 2019 Equity Incentive Plan (the “Plan”) which allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

In October 2019, we issued options to purchase 350,000 shares of common stock valued at $477,500. 200,000 of the options vest ratably over a 2 year period and expire in October 2029. 150,000 of the options vest ratably over a 3 year period and expire in October 2024. All of the options were issued at an exercise price of $2.10 which equaled the stock price on the date of issuance. None of the options were exercisable as of October 31, 2019. The remaining weighted average contractual term of the options outstanding at October 31, 2019 was 7.80 years. The aggregate intrinsic value of the options, representing the excess of the stock price over the exercise price, was zero at October 31, 2019.

We recognized stock compensation expense of $12,067 during the three months ended October 31, 2019, of which $8,815 was included in general and administrative expenses and $3,252 was included in research and development expenses. We used the Black-Scholes Model to estimate the fair value of the stock options issued using the following assumptions: (i) expected volatility – 75%, (ii) risk free interest rate – 1.59% or 1.74%, (iii) expected life – 5 or 10 years, and (iv) expected dividend yield of 0%.

Note 9 - Related-Party Transactions

Shares Issued for Services – In May 2019, we issued 1,570 shares of common stock valued at $70,000 to a shareholder for legal services provided to us.

Office Lease – We rented space from our Chief Executive Officer during parts of the fiscal years ended April 30, 2019 and 2018, and made payments totaling $8,100 and $7,200, respectively.

Convertible Note Financing – In December 2019, we completed a convertible note financing with a member of the Board of Directors for $125,000 and with our Chief Executive Officer for $25,000. See Note 11 for details on the terms of the transaction.

Note 10 - Commitments and Contingencies

Office Lease – In December 2018, we entered into a one year lease arrangement for office space in San Juan, Puerto Rico, for $26,638 annually. There are no renewal terms.

Note 11 - Subsequent Events

In November 2019 we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “Notes”). The Notes have a term of 2 years and bear interest at a rate of 12% which accrues and is payable in full when the Notes mature. Interest on the Notes may be paid in cash or in shares of common stock of the Company at the Conversion Price (as defined below).The Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), then at the 30 day volume weighted average of the closing price of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (the “Conversion Price”) . We may, upon 10 business days advance notice, elect to pre-pay the Note, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the Note issuance shall be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the Note, unless waived by the holder, the holder shall not be entitled to convert the Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this Quarterly Report on Form10-Q. See also the audited financial statements and footnotes in our Current Report Form 8-K/A filed with the SEC on July 31, 2019.

The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on cloud-based analytics, storage, and services for drones. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Quarterly Report on Form 10-Q except as required by federal securities law.

Recent Developments

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

Our new Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock will convert automatically to common stock upon the effectiveness of any future reverse split of our common stock. This common stock and Series A Preferred Stock issued under the SEA will constitute approximately 83.33% of our issued and outstanding share capital on a fully-diluted basis.

Our new Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. This Series B Preferred Stock issued under the SEA will constitute approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis.

In total, the common stock, Series A Preferred Stock, and Series B Preferred Stock issued under the SEA are valued at $117,754.

Red Cat Propware, Inc.

On May 15, 2019, we acquired TimeFireVR, Inc., in a $117,754 stock transaction classified as a reverse-merger transaction. The acquisition will provide access to the public markets and support the development of our product platform. In this reverse merger, the financial results of Red Cat Propware, Inc., (the accounting acquirer), have been presented as the continuing operations of the Company since inception.

Cash	$24,704
Goodwill	93,050
Total	$117,754

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies and benefits from the combination of the two companies, including access to the public markets to raise capital, and is expected to be deductible for tax purposes.

Plan of Operations

Following the acquisition, we are focused on the business operations of Red Cat which is developing products to provide distributed data storage, analytics and related services to the drone industry. The Company plans to utilize blockchain based technologies and offer its solutions as a Software-as-a-Service platform. Potential customers include regulators to track and review flight data, insurance companies for coverage and claims administration, and pilots to maintain compliance with regulations. The Company is targeting the first half of 2020 for the release of its first product, “Black Box by Red Cat” although no assurances can be provided regarding the actual release date.

Results of Operations

Three Months Ended October 31, 2019 and October 31, 2018

Revenue

We have not generated any revenues since our inception.

Operating Expenses

During the three months ended October 31, 2019, we incurred research and development expenses totaling $76,724 compared to $112,096 for the three months ended October 31, 2018 resulting in a decrease of $35,372, or 32%. During the 2018 period, a substantial portion of our activities were focused on the research and development of our first product. During the 2019 period, we completed our first fiscal quarter as a publicly traded entity and spent considerable efforts assimilating this change which resulted in a lower percentage allocation of certain operating costs to research and development. During the three months ended October 31, 2019, we incurred general and administrative expenses totaling $139,397 compared to $45,785 for the three months ended October 31, 2018 resulting in an increase of $93,612, or 204%. Professional services costs were significantly higher in the 2019 period which was the first full quarter operating as a publicly traded entity.

Net Loss

Since we have not generated any revenues to date, the changes in our Net Loss can be explained by the changes in our operating expenses. As we continue to expand our operating activities in preparation for the launch of our first product, “Black Box by Red Cat”, we expect that operating costs and net losses will continue to increase until we begin generating revenues.

Six Months Ended October 31, 2019 and October 31, 2018

Revenue

We have not generated any revenues since our inception.

Operating Expenses

During the six months ended October 31, 2019, we incurred research and development expenses totaling $262,419 compared to $219,764 for the six months ended October 31, 2018, resulting in an increase of $42,655, or 19%. The increase primarily related to higher payroll costs in the 2019 period compared to the 2018 period. During the six months ended October 31, 2019, we incurred general and administrative expenses totaling $275,204 compared to $84,567 for the six months ended October 31, 2018 resulting in an increase of $190,637, or 225%. Professional services costs were significantly higher in the 2019 period during which we completed a reverse merger transaction and became a publicly traded entity.

Net Loss

Since we have not generated any revenues to date, the changes in our Net Loss can be explained by the changes in our operating expenses. As we continue to expand our operating activities in preparation for the launch of our first product, “Black Box by Red Cat”, we expect that operating costs and net losses will continue to increase until we begin generating revenues.

Cash Flows

Operating Activities

Net cash used in operating activities was $415,848 during the six months ended October 31, 2019 compared to net cash used in operating activities of $304,433 representing an increase of $111,415, or 37%. This increase in net cash used primarily related to an operating loss which was $233,792 higher in the 2019 period, partially offset by a positive contribution related to changes in operating assets and liabilities of $109,708.

Investing Activities

Net cash provided by investing activities was $24,704 during the six months ended October 31, 2019 period compared to $0 during the 2018 six months ended October 31, 2018. The Company acquired $24,704 of cash in connection with a reverse merger acquisition completed in the 2019 period.

Financing Activities

Net cash used provided by financing activities totaled $152,239 during the six months ended October 31, 2019 compared to $50,000 during the six months ended October 31, 2018, representing an increase of $102,239. Amounts received in both periods related to capital raised from common stock transactions which can vary from period to period.

Liquidity and Capital Resources

As of October 31, 2019, we had current assets totaling $289,533 primarily related to cash balances of $264,533. Current liabilities as of October 31, 2019 totaled $222,957 consisting of accounts payable of $60,895, accrued expenses totaling $9,823, and common stock to be issued of $152,239. Our net working capital as of October 31, 2019 was $66,576.

Since inception, we have not generated any revenues. To date, we have funded our operations through private offerings of common stock sourced primarily from individual private investors. We do not have sufficient cash resources to meet our working capital needs for the next 12 months and will require additional capital in order to execute our business plan. Such transactions may be insufficient to fund our cash requirements.

In November 2019 we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer. (collectively, the “Notes”). The Notes have a term of 2 years and bear interest at a rate of 12% which accrues and is payable in full when the Notes mature. Interest on the Notes may be paid in cash or in shares of common stock of the Company at the Conversion Price (as defined below).The Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), then at the 30 day volume weighted average of the closing price of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (the “Conversion Price”) . We may, upon 10 business days advance notice, elect to pre-pay the Note, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the Note issuance shall be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the Note, unless waived by the holder, the holder shall not be entitled to convert the Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date.

Until we are able to sustain operations through the sale of products and services, we will continue to fund operations through equity and/or debt transactions. We can provide no assurance that the financing described above will be sufficient to fund our operations until we are able to sustain operations through the sale of products and services. In addition, there can be no assurance that such additional financing, if required, will be available to us on acceptable terms, or at all.

Going Concern

We have experienced losses from operations since inception. To date, we have not been able to generate product sales or to become cash flow positive. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2019 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise capital through the public markets, (b) release our first commercial product and (c) pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2019.

Our disclosure controls and procedures are not effective for the following reasons:

•	We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. Specifically, one individual, our Chief Executive Officer, initiates non-routine transactions, reviews, evaluates, approves, and records non-routine transactions and initiates journal entries, approves journal entries, and posts journal entries to the general ledger. There is no independent review of any financial duties performed by this individual.

•	Our management and/or other suitably qualified personnel did not perform an independent review of the financial statements and all related disclosures for completeness, consistency, and compliance with generally accepted accounting principles (“GAAP”) and our accounting and disclosure policies. Specifically, one individual, our CEO, reviews and approves the financial statements, including disclosures.

In November 2019, we engaged an experienced financial consultant to assist us in reviewing the financial statements for the quarter ended October 31, 2019 to ensure their completeness, consistency and compliance with GAAP including the financial statement presentation and disclosures related thereto.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”) and are not required to provide the information.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Incorporated by Reference
Exhibit #	Exhibit Description	Form	Date	Number
31	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 23, 2019	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

