Form 10-Q
period 2020-01-31
Red Cat Holdings, Inc.
filed 2020-03-23
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 18, 2020, there were 19,861,091 shares of the registrant’s common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS
Condensed Consolidated Balance Sheets
(unaudited)

	January 31,	April 30,
	2020	2019
ASSETS
Current Assets
Cash	$442,863	$503,438
Accounts receivable	$28,500	—
Inventory	$123,306	$—
Other current assets	22,330	100,000
Total Current Assets	616,999	603,438

Goodwill	2,468,902	—
Trademark	20,000	—
Other	3,851	—

TOTAL ASSETS	$3,109,752	$603,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$219,133	$20,894
Accrued Expenses	43,069	15,116
Notes Payable	211,609	—
Due to Related Party	343,121	—
Common shares to be issued	—	754,700
Total Current Liabilities	816,932	790,710

Convertible debentures	450,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 208,704 and 0	2,087	—
Series B Preferred Stock - shares authorized 4,300,000; outstanding 3,681,623 and 0	36,816	—
Common stock - shares authorized 500,000,000; outstanding 19,861,091 and 179,292	19,861	179
Additional paid-in capital	3,732,120	784,371
Accumulated deficit	(1,948,064)	(971,822)
Total Stockholders' Equity	1,842,820	(187,272)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,109,752	$603,438

See accompanying notes.

RED CAT HOLDINGS
Condensed Consolidated Statements Of Operations
(unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2020	2019	2020	2019
Revenues	$34,538	$—	$34,538	$—

Cost of goods sold	16,234	$—	16,234	$—

Gross Margin	18,304	$—	18,304	$—

Operating Expenses
Research and development	138,465	107,246	400,884	258,636
General and administrative	318,458	219,805	593,662	372,745
Total operating expenses	456,923	327,051	994,546	631,381
Operating loss	(438,619)	(327,051)	(976,242)	(631,381)

Provision for income taxes	0	0	0	0

Net loss	$(438,619)	$(327,051)	$(976,242)	$(631,381)

Loss per share - basic and diluted	$0.02	$1.82	$0.08	$3.56

Weighted average shares outstanding - basic and diluted	17,732,298	179,293	11,556,950	177,440

See accompanying notes.

RED CAT HOLDINGS
Condensed Consolidated Stockholders' Equity Statements
(unaudited)

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2018					177,611	$178	$734,372	$(220,490)	$514,060

Issuance of common stock					1,681	2	49,998		50,000

Net Loss								(146,450)	(146,450)

Balances, July 31, 2018	—	—	—	—	179,292	$179	$784,371	$(366,940)	$417,610

Net Loss								(157,880)	(157,880)

Balances, October 31, 2018	—	—	—	—	179,292	$179	$784,371	$(524,820)	$259,730

Net Loss								(327,051)	(327,051)

Balances, January 31, 2019	—	—	—	—	179,292	$179	$784,371	$(851,871)	$(67,321)

Balances, April 30, 2019					179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,685		684,700

Shares Issued for Services					1,570	2	69,998		70,000

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock and Reverse Stock Split	(1,960,364)	(19,604)	(240,000)	(2,400)	16,536,164	16,536	5,468		—

Net Loss								(321,502)	(321,502)

Balances, July 31, 2019	208,704	$2,087	3,972,645	$39,726	16,929,048	$16,929	$1,598,262	$(1,293,324)	$363,680

Stock based compensation							12,067		12,067

Net Loss								(216,121)	(216,121)

Balances, October 31, 2019	208,704	$2,087	3,972,645	$39,726	16,929,048	$16,929	$1,610,329	$(1,509,445)	$159,626

Exercise of warrants					469,874	470	151,769		152,239

Conversion of Preferred Stock			(291,022)	(2,910)	242,519	243	2,668		—

Merger with Rotor Riot					2,219,650	2,220	1,817,893		1,820,113

Stock based compensation							149,462		149,462

Net Loss								(438,619)	(438,619)

Balances, January 31, 2020	208,704	$2,087	3,681,623	$36,816	19,861,091	$19,861	$3,732,120	$(1,948,064)	$1,842,820

RED CAT HOLDINGS
Condensed Consolidated Cash Flows Statements
(unaudited)

	Nine months ended January 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(976,242)	$(631,381)
Stock based compensation	161,529	—
Accrued interest	182	—
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Inventory	4,105	—
Other current assets	77,670	—
Accounts payable	38,152	(5,787)
Accrued expense	(10,047)	—
Net cash used in operating activities	(704,651)	(637,168)

Cash Flows from Investing Activities
Acquired through acquisition	46,327	—
Net cash provided by investing activities	46,327	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	469,000
Proceeds from exercise of Warrants	152,239	—
Proceeds from convertible debentures	450,000	—
Payments under notes payable	(4,490)	—
Net cash provided by financing activities	597,749	469,000

Net use of Cash	(60,575)	(168,168)
Cash, beginning of period	503,438	570,326
Cash, end of period	$442,863	$402,158

Cash paid for interest and taxes	—	—

Noncash transactions
Common stock issued for services	70,000	—
Fair value of shares exchanged in acquisitions	$1,937,867	$—

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2020 and 2019

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

Following the acquisition of Rotor Riot, we remain focused on providing products and solutions to the drone industry. We believe that Rotor Riot’s visibility and presence in the drone marketplace will foster growth in sales through its e*commerce platform and provide an initial target base of customers for the launch of “Dronebox”. We are targeting the second half of 2020 for the release of Dronebox although no assurances can be provided regarding the actual release date. Dronebox is being designed to provide distributed data storage, analytics and related services to the drone industry. The Company plans to utilize blockchain based technologies and offer its solutions as a Software-as-a-Service platform. Potential customers include regulators to track and review flight data, insurance companies for coverage and claims administration, and pilots to maintain compliance with regulations.

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

In January 2020, we consummated a merger agreement with Rotor Riot, LLC (“Rotor Riot”), a seller of commercial products in the drone marketplace, primarily focused on FPV (“first person view”). Rotor Riot primarily sells its products through an e*commerce site located at www.rotorriot.com.

Recent corporate developments include:

A.	The Share Exchange Agreement

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

Our Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock converted automatically to common stock upon the effectiveness of the reverse split of our common stock in August 2019. This common stock and Series A Preferred Stock issued under the SEA constituted approximately 83.33% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

Our Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. This Series B Preferred Stock issued under the SEA constituted approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

In total, the common stock, Series A Preferred Stock, and Series B Preferred Stock issued under the SEA were valued at $117,754.

B.	Red Cat Propware, Inc.

On May 15, 2019, we acquired TimeFireVR, Inc., in a $117,754 stock transaction classified as a reverse-merger transaction. The acquisition will provide access to the public markets and support the development of our product platform. In this reverse merger, the financial results of Red Cat Propware, Inc., (the accounting acquirer), have been presented as the continuing operations of the Company since inception. The transaction was accounted for as follows:

Cash	$24,704
Goodwill	93,050
Total	$117,754

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies and benefits from the combination of the two companies, including access to the public markets to raise capital, and is expected to be deductible for tax purposes.

C.	Merger Agreement with Rotor Riot, LLC

On December 31, 2019, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Rotor Riot and the three members of Rotor Riot. On January 23, 2020, the Merger was consummated under which Rotor Riot Acquisition Corp, a wholly owned Delaware subsidiary of the Company, merged with and into Rotor Riot, with Rotor Riot continuing as the surviving entity and a wholly owned subsidiary of Red Cat Holdings.

Under the Merger Agreement, each member of Rotor Riot received its pro rata portion of the total number of shares of the Company’s common stock issued based on (A)(i) $3,700,000 minus (ii) $915,563 (which included certain debt and other obligations of Rotor Riot and its Chief Executive Officer that the Company agreed to assume (the “Assumed Obligations”) divided by (B) the volume weighted average price (“VWAP”) of the Company’s common stock for the twenty trading days prior to the closing of the Merger. Based on a share issuance value of $2,784,437 and a VWAP of $1.25445, the Company issued an aggregate of 2,219,650 shares of common stock to the members of Rotor Riot.

Following the closing of the Merger Agreement, the former members of Rotor Riot owned approximately 10.4% of the Company. In addition, management of Red Cat Holdings controls the operating decisions of the combined company. Accordingly, we have accounted for the transaction as an acquisition of Rotor Riot by Red Cat. Based on purchase price accounting, we have recognized the assets and liabilities of Rotor Riot at fair value with the excess of the purchase price over the net assets acquired recognized as goodwill. The table below reflects the Company’s estimates of the acquisition date values of the purchase consideration, assets acquired, and liabilities assumed. The shares issued were valued at $1,820,113 (2,219,650 shares issued times $0.82 per share which equaled the closing price of the Company’s common stock on the date that the merger agreement was consummated).

I.	Purchase Price

Shares issued	$1,820,114
Promissory note issued	$175,000
Total Purchase Price	$1,995,114

II.	Purchase Price Allocation

Assets Acquired
Cash	$21,623
Accounts receivable	28,500
Other assets	3,853
Inventory	127,411
Trademark	20,000
Goodwill	2,375,852
Total assets acquired	2,577,239

Liabilities Assumed
Accounts Payable and accrued expenses	$171,651
Notes payable	$216,099
Due to Related Party	$194,375
Total liabilities assumed	$582,125
Net assets acquired	$1,995,114

The foregoing amounts reflect our preliminary estimates of fair value as of the January 23, 2020 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Rotor Riot brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgement.

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we have generated less than $50,000 in revenues since our inception and have accumulated losses totaling approximately $2 million through January 31, 2020. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise capital through the public markets, (b) release additional commercial products and (c) pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with GAAP.

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our subsidiaries, Red Cat Propware, Inc. and Rotor Riot, LLC. Intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock based compensation and (ii) complete purchase price accounting for acquisitions.

Cash – At January 31, 2020, we held cash of $442,863 with three commercial banks. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Leases – Leases at January 31, 2020 are short term in nature and do not require accounting under the lease accounting standards.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are received.  Customers pay at the time they order and the Company recognizes revenue upon shipment which occurs quickly after the order is received.

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

Comprehensive Loss –During the three and nine months ended January 31, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

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

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 12.

Note 4 – Notes Payable

In connection with the merger agreement with Rotor Riot, the Company agreed to assume certain financial obligations of Rotor Riot totaling $216,099 in the aggregate. A summary of these obligations is as follows:

A.	Note Payable to PayPal

In November 2019, Rotor Riot entered into an agreement with PayPal under which it borrowed $100,000. PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The note is being repaid through 52 weekly payments of $2,056 ending in November 2020, resulting in an effective interest rate of 16%. The balance outstanding at January 31, 2020 was $88,398.

B.	Note Payable to Shopify Capital

In August 2019, Rotor Riot entered into an agreement with Shopify Capital under which it sold $176,000 of “Purchased Receivables” for total consideration of $160,000. Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company. The Company processes customer transactions ordered on its e-commerce site through Shopify which will retain 14% of daily receipts until a total of $176,000 is retained. The balance outstanding at January 31, 2020 was $64,487.

C.	Note Payable to Race Day Quads

During 2019, Rotor Riot purchased inventory from Race Day Quads (“RDQ”), an online retailer of drone racing parts. The owner of Race Day Quads acquired a Membership Interest in Rotor Riot in March 2019. In October 2019, RDQ agreed to allow Rotor Riot to pay for $82,141 of inventory purchases on an installment basis through June 2020. The balance outstanding at January 31, 2020 was $58,724.

Note 5 – Due to Related Party

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed in a management role with the Company.

A.	Note Payable to BRIT, LLC

Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually and requires $3,500 of the principal amount to be paid monthly. The outstanding principal amount and all accrued interest is due on the earlier of (a) January 23, 2021 or (b) the closing of an equity offering by the Company of at least $3,500,000. The balance outstanding at January 31, 2020 totaled $175,182, reflecting the addition of accrued interest from the date of issuance through January 31, 2020.

B.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company has agreed to assume responsibility to pay. The total amount assumed was $167,939 which equals the balance outstanding at January 31, 2020. These obligations bear interest at annual rates ranging from 7.5% to 21.74%.

Note 6 – Convertible Debentures

In November 2019 we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “Notes”). The Notes have a term of 2 years and bear interest at a rate of 12% which accrues and is payable in full when the Notes mature. Interest on the Notes may be paid in cash or in shares of common stock of the Company at the Conversion Price (as defined below).The Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), then at the 30 day volume weighted average of the closing price of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (the “Conversion Price”) . We may, upon 10 business days advance notice, elect to pre-pay the Note, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the Note issuance shall be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the Note, unless waived by the holder, the holder shall not be entitled to convert the Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date. Based on the Company’s results since inception, both on an operating and capital raising basis, we believe that it is more likely than not that the Company will not be able to complete an equity financing of at least $3,000,000 during the term of the Notes. In addition, we do not believe that the Company will be able to pre-pay the Notes prior to the one year anniversary of their issuance. Based on these conclusions, the Company has not recognized a beneficial conversion feature or a derivative liability in connection with the convertible debentures.

Note 7 - Income Taxes

Our operating subsidiary is incorporated and based in Puerto Rico which is a commonwealth of the United States. We are not subject to taxation by the United States as Puerto Rico has its own taxing authority which passed the Export Services Act, also known as Act 20, in 2012. Under Act 20, eligible businesses are subject to a special corporate tax rate of 4%. Since inception, we have incurred net losses in each year of operations. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At January 31, 2020 and April 30, 2019, we had accumulated deficits of approximately $1,948,000 and $972,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $78,000 and $39,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2020 and April 30, 2019.

Note 8 – Common Stock

We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

Note 9 – Preferred Stock

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

Our Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-converted basis. The Series B Preferred Stock was originally issued under the Exchange Agreement, as further described in Note 1. Conversions of Series B Stock into Common Stock are as follows:

Date	Series B	Common Stock
July 2019	240,000	200,000
November 2019	60,000	50,000
December 2019	231,022	192,519

Note 10 - Warrants

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

Note 11 – Share Based Awards

Effective August 2019, shareholders approved the 2019 Equity Incentive Plan (the “Plan”) which allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

A.	October 2019 Issuances

In October 2019, we issued options to purchase 350,000 shares of common stock valued at $477,500. Options to purchase 200,000 shares vest ratably over a 2 year period and expire in October 2029. Options to purchase 150,000 shares vest ratably over a 3 year period and expire in October 2024. All of the options were issued at an exercise price of $2.10 which equaled the stock price on the date of issuance. We used the Black-Scholes Model to estimate the fair value of the stock options issued using the following assumptions: (i) expected volatility – 75%, (ii) risk free interest rate – 1.59% or 1.74%, (iii) expected life – 5 or 10 years, and (iv) expected dividend yield of 0%.

B.	January 2020 Issuances

In January 2020, we issued options to purchase 1,100,000 shares of common stock exercisable at $0.82 vesting quarterly over a 3 year period. These options were valued at $707,300. We also issued options to purchase 147,475 shares of common stock exercisable at $0.82. These options were valued at $94,826 and were vested in full upon issuance. All of these options were issued at an exercise price which equaled the stock price on the date of issuance. We used the Black-Scholes Model to estimate the fair value of the stock options issued using the following assumptions: (i) expected volatility – 75%, (ii) risk free interest rate – 1.74%, (iii) expected life – 10 years, and (iv) expected dividend yield of zero.

C.	Summary for three and nine months ended January 31, 2020

Compensation expense recognized in the three months ended January 31, 2020 was $149,462, of which $105,976 was included in general and administrative expenses and $43,486 was included in research and development expenses. Compensation expense recognized in the nine months ended January 31, 2020 was $161,529, of which $114,791 was included in general and administrative expenses and $46,738 was included in research and development expenses. There was no compensation expense recognized in the nine months ended January 31, 2019.

Options exercisable as of January 31, 2020 totaled $147,475. The remaining weighted average contractual term of the options outstanding at October 31, 2019 was 9.47 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at January 31, 2020 of $1.74 over the exercise price of each option, was $1,147,677 at January 31, 2020.

Note 12 - Related-Party Transactions

Shares Issued for Services – In May 2019, we issued 1,570 shares of common stock valued at $70,000 to a shareholder for legal services provided to us.

Office Lease – We rented space from our Chief Executive Officer during the fiscal year ended April 30, 2019 and made payments totaling $8,100.

Convertible Note Financing – In December 2019, we completed a convertible note financing with a member of the Board of Directors for $125,000 and with our Chief Executive Officer for $25,000. See Note 6 for details on the terms of the transaction.

Note 13 - Commitments and Contingencies

Office Lease – In December 2018, we entered into a one year lease arrangement for office space in San Juan, Puerto Rico, for $26,638 annually. There are no renewal terms.

Note 14 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q. See also the audited financial statements and footnotes in our Current Report Form 8-K/A filed with the SEC on July 31, 2019.

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

Recent Developments

Merger Agreement with Rotor Riot, LLC

On December 31, 2019, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Rotor Riot Acquisition Corp., a wholly owned Ohio subsidiary of the Company (the “Ohio Acquisition Sub”), Rotor Riot, LLC, an Ohio limited liability company (“Rotor Riot”), and the three members of Rotor Riot (the “Members”). Pursuant to the terms of the Merger Agreement, upon consummation of the merger contemplated by the Merger Agreement (the “Merger”), the Ohio Acquisition Sub would merge with and into Rotor Riot, with Rotor Riot continuing as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, the issued and outstanding membership interests of Rotor Riot held by the Members, which represented 100% of Rotor Riot’s issued and outstanding membership interests, would be converted into shares of common stock of the Company. On January 22, 2020, the parties to the Merger Agreement entered into an amendment to the Merger Agreement, joined in by Rotor Riot Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of the Company (the “Delaware Acquisition Sub”), pursuant to which, among other things, the Delaware Acquisition Sub replaced the Ohio Acquisition Sub as the acquisition subsidiary to merge with and into Rotor Riot in connection with the Merger.

The Merger was consummated as of January 23, 2020 (the “Effective Date”). At the closing of the Merger, the Company entered into a make whole agreement with Rotor Riot, Brains Riding in Tanks, LLC, an Ohio limited liability company and the majority owner of Rotor Riot (“BRIT”), and Chad Kapper, the Chief Executive Officer and Manager of Rotor Riot, and the Chief Executive Officer and beneficial owner of 100% of the membership interests of BRIT (“Kapper”), pursuant to which the Company agreed to pay certain financial obligations of Rotor Riot as of the Effective Date. This included the issuance to BRIT of a promissory note (the “BRIT Promissory Note”), as of the Effective Date, in the principal amount of $175,000 (the “Principal Amount”), at an interest rate of 4.75% per annum (“Interest”), with $3,500 of the Principal Amount to be paid monthly, and the remaining Principal Amount and any accrued and unpaid Interest to be paid on the earlier of (A) twelve months from the date of issuance, and (B) the closing of an equity offering by the Company of no less than $3,000,000.

On January 23, 2020, the Effective Date, pursuant to the terms of the Merger Agreement, as amended, the Delaware Acquisition Sub merged with and into Rotor Riot. Rotor Riot was the surviving corporation in the Merger and, as a result of the Merger, became a wholly owned subsidiary of the Company.

Rotor Riot sells products and services in the drone marketplace, primarily focused on FPV (First Person View), including unmanned aircraft systems, components, and accessories.

In accordance with the terms of the Merger Agreement, at the closing of the Merger, each Member of Rotor Riot received its pro rata portion of the total number of shares of the Company’s common stock issued based on: (A)(i) the purchase price of $3,700,000, minus, (ii) $915,563 (which included certain debt and other obligations of Rotor Riot and its Chief Executive Officer that the Company agreed to assume (the “Assumed Obligations”) divided by (B) the volume weighted average price (“VWAP”) of the Company’s common stock for the twenty trading days prior to the closing date of the Merger. Based on a share issuance value of $2,784,437 and a VWAP of $1.25445, the Company issued an aggregate of 2,219,650 shares of common stock to the members of Rotor Riot.

Immediately following the Merger, the Company had 19,148,698 shares of common stock issued and outstanding. In connection with the Merger, BRIT, received 1,997,684 of the Shares, which represented approximately 10.4% of the Company following the consummation of the Merger.

The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Plan of Operations

Following the acquisition of Rotor Riot, we remain focused on providing products and solutions to the drone industry. We believe that Rotor Riot’s visibility and presence in the drone marketplace will foster growth in sales through its e*commerce platform and provide an initial target base of customers for the launch of “Dronebox”. We are targeting the second half of 2020 for the release of Dronebox although no assurances can be provided regarding the actual release date. Dronebox is being designed to provide distributed data storage, analytics and related services to the drone industry. The Company plans to utilize blockchain based technologies and offer its solutions as a Software-as-a-Service platform. Potential customers include regulators to track and review flight data, insurance companies for coverage and claims administration, and pilots to maintain compliance with regulations.

Results of Operations

Three Months Ended January 31, 2020 and January 31, 2019

Revenue

During the three months ended January 31, 2020 (or the “2020 period”), we generated revenues totaling $34,538 compared to zero revenues during the three months ended January 31, 2019 (or the “2019 period”). On January 23, 2020, we completed a merger with Rotor Riot which sells drone technology on its e*commerce site located at www.rotorriot.com. The sales reported in the 2020 period represent those generated on the e*commerce site from January 24, 2020 through January 31, 2020.

Operating Expenses

During the three months ended January 31, 2020, we incurred research and development expenses totaling $138,465 compared to $107,246 for the three months ended January 31, 2019 resulting in an increase of $31,219, or 29%. Higher payroll costs represented 66% of the increase, or $20,697, as they increased to $76,056 in the 2020 period compared to $55,359 in the 2019 period. During the three months ended January 31, 2020, we incurred general and administrative expenses totaling $318,458 compared to $219,805 for the three months ended January 31, 2019 resulting in an increase of $98,653, or 45%. Professional services costs were significantly higher in the 2020 period because the Company is now a public entity whereas in the 2019 period the Company was still privately owned.

Net Loss

Since we have only generated very modest revenues to date, the changes in our Net Loss can be explained by the changes in our operating expenses.

Nine Months Ended January 31, 2020 and January 31, 2019

Revenue

During the nine months ended January 31, 2020, we generated revenues totaling $34,538 compared to zero revenues during the nine months ended January 31, 2019. On January 23, 2020, we completed a merger with Rotor Riot which sells drone technology on its e*commerce site located at www.rotorriot.com. The sales reported in the 2020 period represent those generated on the e*commerce site from January 24, 2020 through January 31, 2020.

Operating Expenses

During the nine months ended January 31, 2020, we incurred research and development expenses totaling $400,884 compared to $258,636 for the nine months ended January 31, 2019, resulting in an increase of $142,248, or 55%. Payroll expense totaled $214,491 during the 2020 period compared to $183,863 during the 2019 period, representing an increase of $30,628, or 17%.  In addition, stock based compensation totaled $46,738 during the 2020 period compared to zero during the 2019 period.  The increase in payroll costs resulted in an increase in overhead and administrative costs in the 2020 period compared to the 2019 period. During the nine months ended January 31, 2020, we incurred general and administrative expenses totaling $593,662 compared to $372,745 for the nine months ended January 31, 2019 resulting in an increase of $220,917, or 59%. Professional services costs were significantly higher in the 2020 period during which we completed a reverse merger transaction and became a publicly traded entity. Professional services costs totaled 407,995 during the nine months ending January 31, 2020 compared to $222,244 during the nine months ending January 31, 2019, representing an increase of 185,751, or 84%.

Net Loss

Since we have only generated very modest revenues to date, the changes in our Net Loss can be explained by the changes in our operating expenses.

Cash Flows

Operating Activities

Net cash used in operating activities was $704,651 during the nine months ended September 30, 2020 compared to net cash used in operating activities of $637,168 during the nine months ended September 30, 2019 representing an increase of $67,483, or 11%. This increase in net cash used primarily related to an operating loss, net of stock based compensation, which was $183,332 higher in the 2020 period, partially offset by a positive contribution related to changes in operating assets and liabilities of $109,880 during the 2020 period.

Investing Activities

Net cash provided by investing activities was $46,327 during the nine months ended January 31, 2020 compared to $0 during the nine months ended January 31, 2019. The Company acquired $46,327 of cash in connection with two acquisitions completed in the 2020 period.

Financing Activities

Net cash used provided by financing activities totaled $597,749 during the nine months ended January 31, 2020 compared to $469,000 during the nine months ended January 31, 2019, representing an increase of $128,749, or 27%. Amounts received in both periods related to capital raised from common stock and debt transactions. Capital transactions can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company.

Liquidity and Capital Resources

As of January 31, 2020, we had current assets totaling $616,999 primarily related to cash balances of $442,863. Current liabilities as of January 31, 2020 totaled $816,932 consisting of accounts payable of $219,133, accrued expenses totaling $43,069, notes payable totaling $211,609, and amounts due to a related party of $343,121. Our net working capital as of January 31, 2020 was negative $199,933.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2020.

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

In November 2019, we engaged an experienced financial consultant to assist us in reviewing the financial statements for the quarter ended October 31, 2019 to ensure their completeness, consistency and compliance with GAAP including the financial statement presentation and disclosures related thereto. On January 23, 2020, the experienced financial consultant joined the Company as Chief Financial Officer. We expect that the appointment of an experienced financial executive will enable us to strengthen our internal controls including those controls and procedures that we have recognized as not operating effectively.

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

Date: March 23, 2020	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: March 23, 2020	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

