Form 10-K
period 2020-04-30
Red Cat Holdings, Inc.
filed 2020-08-13
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Red Cat Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

607 Ponce de Leon Ave, Suite 407 San Juan, PR	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 373-3228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,427,390.

As of August 5, 2020, there were 20,011,090 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements include, among others, those statements including the words "believes", "anticipates", "expects", "intends", "estimates", "plans" and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our ability to raise capital when needed and on acceptable terms; our ability to make acquisitions and integrate acquired businesses into our company; our ability to attract and retain management; the intensity of competition; changes in the political and regulatory environment and in business and economic conditions in the United States and globally; and the continuing effect of the Covid-19 pandemic. These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Red Cat Holdings, Inc., a Nevada corporation, and its two wholly-owned consolidated subsidiaries, Red Cat Propware, Inc., a Nevada corporation (“Propware”) and Rotor Riot LLC, an Ohio limited liability company (“Rotor Riot”), its two wholly owned subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Red Cat Holdings, Inc. (“the “Company”) is a Nevada corporation which was originally incorporated in the State of Colorado. In November 2016, we changed our name to TimefireVR Inc. and in July 2019, we changed our name to Red Cat Holdings. Inc.

Since inception, there have been multiple corporate transactions which resulted in a change in the Company’s operating businesses. The most recent change occurred in May 2019 when the Company changed its operating business from the bitcoin industry to the drone industry. In connection with the acquisition of Rotor Riot in January 2020, the Company become the parent company of Propware and Rotor Riot.

The Company’s primary business is to provide products, services and solutions to the drone industry. It operates in two sectors of the drone industry. Rotor Riot designs and sells drones and related components, primarily focused on the First Person View (“FPV”) sector. FPV provides the operator with a visual experience, using goggles, that simulates being in the cockpit of the drone. Rotor Riot is focused on the consumer market and sells its products through its e-commerce platform operated at www.rotorriot.com. Rotor Riot purchases drones and components from manufacturers, and then resells such items and custom designs and builds its own line of branded products. Rotor Riot generates approximately 50% of its revenues as a reseller, and 50% from the sale of its branded products. The Company’s principal marketing strategy is to maintain a visible social media presence to attract buyers to its e-commerce platform. Rotor Riot accomplishes this through its Facebook page, where it sponsors a monthly internet episode, as well as its sponsorship of a leading drone racing team.

The Company is also developing software solutions to provide secure cloud-based analytics, storage and services for the drone industry. Its initial product candidate is Dronebox, a blockchain technology that records, stores and analyzes flight data and information from a drone, much like the “black box” utilized by the airline industry. Dronebox initially records data and then transmits data and information directly to a third party server, commonly referred to as “the cloud” or “cloud computing”, where it can be viewed using the Company’s analytics platform. Blockchain technology is utilized to ensure that the data has not changed since it was initially recorded. The Company plans to offer Dronebox as a Software-as-a-Service platform. Potential customers include regulators to track and review flight data, insurance companies for coverage and claims administration, and pilots to maintain compliance with regulations. In May 2020, the Company launched Dronebox for beta testing by a limited number of users in order to test the platform and get user feedback on their real time experience and existing features as well as recommendations for new features. Initial user feedback has been positive and we continue to enhance and prepare the product for commercial release. We are currently targeting the fourth quarter of 2020 for the commercial release of Dronebox although no assurances can be provided regarding the actual release date.

Strategy

Our strategy is to provide products, services and solutions to the drone industry. We hope to grow our business in the FPV retail consumer market and by develop new solutions to the broader drone industry such as our Dronebox software product. Key components of our strategy include:

Grow market share of existing products. The Rotor Riot brand name is highly recognized in the drone industry. We believe that we are regarded as a leader in the FPV sector of the market. We hope to increase our market share by continuing to leverage and market the visibility that we enjoy in social media outlets such as Facebook and YouTube, and through our strong relationship with leading FPV racing pilots.

Deliver innovative new solutions into existing and new markets. Innovation is a key driver of our growth. We plan to continue internal research and development to develop better, more capable products that we can offer for sale through our Rotor Riot e*commerce platform. In some cases, these products will be developed in response to customer inquiries and requests. In addition, we hope to leverage our relationships with pilots to introduce entirely new, innovative products, in addition to our FPV products. The commercial launch of Dronebox will represent our entry into an entirely new market in the drone industry.

Foster our entrepreneurial culture to attract and retain highly skilled personnel. We believe that our corporate culture encourages creativity and an entrepreneurial spirit which is attractive to highly skilled professionals. We provide our employees with a wide range of workplace autonomy which fosters innovation and increases retention.

The Drone Industry

Similar to the internet and GPS (global positioning system) technologies, drones are moving beyond their military origin to become both a powerful business tool and a recreational activity for consumers. Both of these markets are projected to grow dramatically according to a wide range of investment banks and research firms.

•	Business Insider Intelligence estimates that commercial use of drones will reach 2.4 million in 2023, representing a 66% compounded annual growth rate and that drones will be most employed by the agriculture, construction and mining, insurance, media and telecommunications industries;
•	The FAA, in a 2019 forecast report, predicted a 300% increase in commercial drones from 2019 to 2023;
•	Business Insider Intelligence estimates that the drone services market will grow from $4.4 billion in 2018 to more than $60 billion by 2025;
•	MarketsandMarkets estimated the small drones market size at $13.4 billion in 2018 and projected it to increase to $40 billion by 2025;
•	Business Insider Intelligence estimates that consumer drone shipments will reach 29 million by 2021.
•	International Data Corporation estimates that spending on drones will reach more than $16 billion in 2020 and experience a compounded annual growth rate of 33% through 2025.

Customers

Rotor Riot sells to the consumer marketplace through its e*commerce site located at www. Rotorriot.com. Its target customer is the drone hobbyist with a passion for flying. Rotor Riot has a core strength in the FPV sector of the market. FPV refers to drones which are piloted via a video feed from the drone which provides a view that simulates being in the pilot seat of the drone. LOS, or line-of-sight, refers to a more conventional experience of standing on the ground and controlling the flight of the drone based on what the user can visually see.

We plan to market Dronebox in each sector of the drone industry, including military, commercial, civil, and consumer.

Competition

Rotor Riot competes with a number of significantly larger, better capitalized companies. SZ DJI Technology Company, Ltd., commonly known as DJI, is the dominant market leader in the civilian drone industry with a global market share estimated at more than 70%, according to many industry research firms. Other competitors include Parrotand Lumenier. Race Day Quads is a larger, direct competitor in the FPV sector. We compete against these financially stronger companies by leveraging our visibility on the internet through our Facebook page which has more than 33,000 members and our Rotor Riot channel which has more than 192,000 subscribers. The Rotor Riot brand has been at the center of the racing and freestyle culture of drones since registering its domain name in 2015. Rotor Riot sponsors a team of six of the leading FPV pilots on the competitive racing circuit, including the Drone Racing League champion pilot in 2019 and 2018.

Dronebox will compete against a smaller number of companies, most of which are also smaller in size. These competitors include Airdata, Kittyhawk, DroneLogbook and Skyward, which was acquired by Verizon in 2017. While these companies provide certain drone tracking capabilities, we believe that Dronebox will elevate the quality and quantity of features offered through the platform. For example, we plan to enhance the user interface experience and introduce new functionality including a ticketing system which will enable users to track the resolution of mechanical and other flight issues that need to be resolved.

Suppliers

Rotor Riot presently purchases approximately 56% of its inventory from approximately three suppliers of Dà-Jiāng Innovations. sourced drones and parts. Rotor Riot is in the process of balancing purchasing activity from these three suppliers. Approximately 20% of inventory is purchased equally from two specialty vendors of frames and electronics. The remaining 24% is purchased from a much wider range of suppliers and vendors.

Government Regulation

The Federal Aviation Administration (“FAA”) of the United States Department of Transportation responsible is for the regulation and oversight of civil aviation within the U.S. Its primary mission is to ensure the safety of civil aviation. The FAA has adopted the name unmanned aircraft (“UA”) to describe aircraft systems without a flight crew on board. More common names include drone, Unmanned Aerial Vehicle and remotely operated aircraft.

The FAA began issuing regulations governing drones in 2005 with their scope and frequency expanding in recent years with the significant increase in the number of drones sold. In December 2015, the FAA announced that all drones weighing more than 250 grams, or 0.55 pounds, must be registered with the FAA. As of March 2020, the FAA reported the registration of 1,563,263 drones, of which 441,709 were commercial and 1,117,900 were recreational, and the certification of 171,744 remote pilots.

In December 2019, the FAA announced a proposed rule that would continue the safe integration of drones into the nation’s airspace by requiring them to be identifiable remotely. The FAA believes that remote ID technologies will enhance safety and security by allowing the FAA, law enforcement, and federal security agencies to identify drones flying in their jurisdiction. These efforts lay the foundation for more complex operations, such as those beyond visual line of sight at low altitudes, as the FAA and the drone industry move toward a traffic management ecosystem for Unmanned Aircraft System flights separate from, but complimentary to, the air traffic management system.

The Company believes that the oversight of the FAA is beneficial to the drone industry generally, and the Company specifically. Approximately 10 % of the drones sold by Rotor Riot are below the weight threshold required to register. The remaining 90% have more functionality, are more likely to be used for commercial purposes, and therefore, should be registered. The Company believes that the regulations issued by the FAA, such as the remote identification standard, will provide opportunities as such functionality could be offered through our Dronebox platform.

The FAA continues to issue new rules and regulations which are designed to build a traffic management ecosystem for drones. For example, in December 2019, the FAA proposed a rule which would require drones to be identified remotely. We plan to build this feature into Dronebox.

Environmental Considerations

While the operation of many businesses have some form of negative impact on the environment, drones have a unique ability to provide a positive contribution. Many of these relate to a drone’s ability to reach places in a more efficient manner, and include such activities as:

• aerial mapping and nature monitoring;

• maintenance of renewal energy sources such as solar panels and wind turbines;

• disaster relief monitoring and relief delivery; and

• agricultural sustainability solutions

Intellectual Property

The Company holds trademarks on the Rotor Riot brand name and logo.  The Company holds a provisional patent application for the tracking of unmanned aerial systems which expires in November 2020.

Employees

As of August 5, 2020, the Company had ten full-time employees and one part-time employee.

Research and Development

During the years ended April 30, 2020 and 2019, we incurred research and development costs of $488,990 and $366,590, respectively.

Item 1A Risk Factors

Risks Related to our Business

The COVID-19 pandemic has adversely impacted, and poses risks to, our business, results of operations and financial condition, the nature and extent of which are highly uncertain and unpredictable.

The global spread of COVID-19 is having, and will continue to have, an adverse impact on our operations, sales and delivery and supply chains.  Many countries including the United States have implemented measures such as quarantine, shelter-in-place, curfew, travel restrictions and similar isolation measures, including government orders and other restrictions on the conduct of business operations.  It remains uncertain what impact the pandemic will have on our ability to generate sales and customer interest even once conditions begin to improve.   The COVID-19 pandemic has also impacted our supply chain as we have experienced disruptions or delays in shipments of certain materials or components of our products. Prices of our supplies have also increased as a result of the pandemic. Accordingly, COVID-19 has negatively affected our business. Given the rapid and evolving nature of the virus, it is uncertain how materially COVID-19 will affect our operations generally if these impacts persist, worsen or re-emerge over an extended period of time.

Additionally, the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets, which may result in a prolonged economic downturn. A disruption of financial markets may reduce our ability to access capital and increase the cost of doing so.  There are no assurances that the credit markets or the capital markets will be available to us in the future or that financing will be available.

We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may continue to impact our business, financial position, results of operations and cash flows. Ultimately, the COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows.

We may not be able to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2019 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

We have incurred net losses since inception.

We have accumulated net losses of approximately $2.6 million as of April 30, 2020. These losses have had an adverse effect on our financial condition, stockholders’ equity, net current assets, and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

We will need additional capital to fund our expanding operations, and if we are not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We expect that our planned expansion of business activities will require additional working capital. Rotor Riot’s e-commerce platform business operating at www.rotorriot.com is growing but has not attained profitability. The planned release of our first software product, DroneBox, will require working capital to finish its product development, support its market release, and provide technical customer support upon its commercial release. We plan to offer DroneBox under a software-as-a-service (“SAAS”) platform which may require a higher number of customers in order to reach profitability. There can be no assurance that either or both of our operating businesses will reach profitability.

If adequate additional debt and/or equity financing is not available on reasonable terms or at all, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition.

If we are unable to raise needed additional funds to continue as a going concern, we could be forced to cease our business activities and dissolve. In such an event, we will incur additional financial obligations, including the accelerated maturity of debt obligations, lease termination fees, employee severance payments, and other creditor and dissolution-related obligations.

Our ability to raise financing through sales of equity securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity securities, and if our stock has a low market price at the time of such sales, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our business and future prospects.

The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and future prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

• Generating sufficient revenue to cover operating costs and sustain operations;

• Acquiring and maintaining market share;

• Attracting and retaining qualified personnel, especially engineers with the requisite technical skills;

• Successfully developing and commercially marketing new products:

• Accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations, which could lead to increased costs or the interruption of normal business operations that could negatively impact our financial condition and results of operations.

We operate in the drone industry which is a highly regulated environment in the US and international markets. The FAA, state and local governmental entities and foreign governments may regulate aspects of the industry, including the production or distribution of our products, software or services. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, regulations regarding financial matters, environmental regulations, products directed toward children or hobbyists, and other administrative and regulatory restrictions. While we endeavor to take all the steps necessary to comply with these laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations, which could lead to increased costs or the interruption of normal business operations that could negatively impact our financial condition and results of operations.

We operate in the drone industry which is a highly regulated environment in the US and international markets. Federal, state and local governmental entities and foreign governments may regulate aspects of the industry, including the production or distribution of our products, software or services. These regulations may include accounting standards, taxation requirements (including changes in applicable income tax rates, new tax laws and revised tax law interpretations), product safety and other safety standards, trade restrictions, regulations regarding financial matters, environmental regulations, products directed toward children or hobbyists, and other administrative and regulatory restrictions. While we endeavor to take all the steps necessary to comply with these laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow the business, and reach profitability.

The drone industry is attracting a wide range of significantly larger companies which have substantially greater financial, management, research and marketing resources than we have. These competitors include transportation companies like United Parcel Service, Federal Express and Amazon, as well as defense companies such as Lockheed Martin Corporation and Northrop Grumman Corporation. Our competitors may be able to provide customers with different or greater capabilities than we can provide, including technical qualifications, pricing, and key technical support. Many of our competitors may utilize their greater resources to develop competing products and technologies, leverage their financial strength to utilize economies of scale and offer lower pricing, and hire more qualified personnel by offering more generous compensation packages. In order to secure contracts, we may have to offer comparable products and services at lower pricing which could adversely affect our operating margins. Our inability to compete effectively against these larger companies could have a material adverse effect on our business, financial condition and operating results.

We may not be able to keep pace with technological advances.

The drone industry in general, and the software and hardware industries in particular, continue to undergo significant changes, primarily due to technological developments. Because of the rapid growth of technology, shifting consumer tastes and the popularity and availability of other forms of activities, it is impossible to predict the overall effect these factors could have on potential revenue from, and profitability of, software and hardware or training directed to the drone industry. It is impossible to predict the overall effect these factors could have on our ability to compete effectively in a changing market, and if we are not able to keep pace with these technological advances, then our revenues, profitability and results from operations may be materially adversely affected.

We may not be able to successfully release and sell our software solutions.

Our first software product, Dronebox, is presently in beta testing in order to identify any operating issues and to secure user feedback on its features, including both those presently part of the software and those that might be added to enhance the product. While we expect to commercially release Dronebox by the end of 2020, there are numerous risks that could prevent us from attaining this timeline. To date, the FAA has not issued any formal rules and regulations regarding software applications used by drones. However, it could decide to issue formal rules and regulations which could delay the release of Dronebox or cause us to withdraw it from the market. It is possible that we may not be able to comply with any rules and regulations issued by the FAA.

Dronebox will compete against software solutions which are already available in the marketplace. These include competing products offered by Airdata, a small company, and Skyward which is owned by Verizon. We plan to include features in Dronebox that we believe will provide a competitive advantage. These include (i) flight analyzation and replay, (ii) an embedded, encrypted ticket system, and (iii) live support assistance. However, users may not perceive our enhancements as providing added value and may determine not to migrate to Dronebox. In addition, Verizon could provide sales and marketing support to Skyward that could distract users and cause them not to focus on the enhanced features provided by Dronebox. These risks could adversely impact the number of users that subscribe to Dronebox and have a material adverse impact on our operating results.

If critical components used to assemble our products become scarce or unavailable, then we may incur delays in fulfilling sales orders which could adversely impact our business.

We obtain components for our drones from a limited number of suppliers. Most of these components are sourced from China which has been engaged in a trade war with the United States over the past few years. We do not have a long term agreement with these suppliers that obligates them to sell components to us. Our reliance on these suppliers entails significant risks and uncertainties, including whether these suppliers will provide an adequate quantity of components, at a reasonable price, and on a timely basis. While there are options to purchase certain components from suppliers based in the United States, we would be forced to pay higher prices which would adversely impact our gross margin and operating results. Our operating results could be materially, adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at a reasonable price, and in sufficient quantities.

Our results of operations may fluctuate from period to period which could cause volatility in our stock price.

Results of operations for any company developing untested technology can be expected to fluctuate until the products are in the market and could fluctuate thereafter even when products are in the marketplace. There is significant lead time in developing software and manufacturing hardware. Unanticipated delays can adversely impact the release of software products and drone-related equipment into the marketplace. Revenues generated through our e-commerce site have been growing but could be adversely impacted if a lack of working capital limits our ability to purchase new items for sale. We cannot predict with certainty when our first software analytics product will be released commercially and what level of sales will be generated.

Our results of operations depend significantly upon the appeal of our content to our customers, the timing of releases of our products and the commercial success of our products, none of which can be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate from period to period. The results of one period may not be indicative of the results of any future period. Any quarterly fluctuations that we report in the future may not match the expectations of market analysts and investors. This could cause the price of our common stock to fluctuate significantly.

The loss of key personnel may adversely affect our business.

Our success greatly depends on the performance of our executive management team, including Jeffrey Thompson, our Chief Executive Officer, who has significant experience raising capital for emerging technology companies. In addition, Chad Kapper, our Chief Marketing Officer and Drew Camden, President of Rotor Riot, have significant experience in the drone industry and are recognized as experts in the FPV sector of the drone industry which is a core focus of our e*commerce store. None of these individuals have employment agreements which would likely include anti-compete provisions. As a result, any of these individuals could terminate their employment and immediately compete against the Company. The loss of the services of any member of our core executive management team or other key persons could have a material adverse effect on our business, results of operations and financial condition.

Litigation could harm our business or otherwise distract management.

Substantial, complex or extended litigation could cause us to incur large expenditures and could distract management. For example, lawsuits by licensors, consumers, employees or stockholders or litigation with federal, state or local governments or regulatory bodies could be very costly and disrupt business. While disputes from time to time are not uncommon, we may not be able to resolve such disputes on terms favorable to us which could have a material, adverse impact on our results of operations and financial condition.

If we fail to protect our intellectual property rights, we could lose our ability to compete in the marketplace.

Our intellectual property and proprietary rights are important to our ability to remain competitive and for the success of our products and our business. Patent protection can be limited and not all intellectual property is or can be patented. We rely on a combination of patent, trademark, copyright, and trade secret laws as well as confidentiality agreements and procedures and other contractual provisions to protect our intellectual property, other proprietary rights and our brand. We have little protection when we must rely on trade secrets and nondisclosure agreements. Our intellectual property rights may be challenged, invalidated or circumvented by third parties. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by employees or competitors. Furthermore, our competitors may independently develop technologies and products that are substantially equivalent or superior to our technologies and/or products, which could result in decreased revenues for us. Moreover, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. Litigation may be necessary to enforce our intellectual property rights, which could result in substantial costs to us and substantial diversion of management attention. If we do not adequately protect our intellectual property, our competitors could use it to enhance their products. Our inability to adequately protect our intellectual property rights could adversely affect our business and financial condition and the value of our brand and other intangible assets.

If we fail to protect our intellectual property rights, our ability to pursue the development of our technologies and products would be negatively affected.

Our success will depend in part on our ability to obtain patents and maintain adequate protection of our intellectual property and technologies. Some foreign countries lack rules and methods for defending intellectual property rights and do not protect proprietary rights to the same extent as the United States. We have not filed for any patent protection rights outside the United States, and many companies have had difficulty protecting their proprietary rights in foreign countries. We may not be able to prevent misappropriation of our proprietary rights.

The patent process is subject to numerous risks and uncertainties and there can be no assurance that we will be successful in protecting our technologies by obtaining and enforcing patents. These risks and uncertainties include the following: patents that may be issued or licensed may be challenged, invalidated, or circumvented, or otherwise may not provide any competitive advantage; our competitors, many of which have substantially greater resources than us and many of which have made significant investments in competing technologies, may seek, or may already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and license our technologies either in the United States or in international markets; there may be significant pressure on the United States government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for technologies that prove successful as a matter of public policy regarding security concerns; countries other than the United States may have less restrictive patent laws than those upheld by United States courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

Moreover, any patents issued to us may not provide us with meaningful protection, or others may challenge, circumvent or narrow our patents. Third parties may also independently develop technologies similar to ours or design around any patents on our technologies.

In addition, the USPTO and patent offices in other jurisdictions have often required that patent applications concerning software inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents may be substantially narrower than anticipated.

Our success depends on our patents, patent applications that may be licensed exclusively to us, and other patents to which we may obtain assignment or licenses. We may not be aware, however, of all patents, published applications, or published literature that may affect our business by blocking our ability to commercialize our products, by preventing the patentability of future products or services to us or our licensors, or by covering the same or similar technologies that may invalidate our patents, limit the scope of our future patent claims or adversely affect our ability to market our products and services.

In addition to patents, we rely on a combination of trade secrets, confidentiality, nondisclosure and other contractual provisions, and security measures to protect our confidential and proprietary information. These measures may not adequately protect our trade secrets or other proprietary information. If they do not adequately protect our rights, third parties could use our technology, and we could lose any competitive advantage we may have. In addition, others may independently develop similar proprietary information or techniques or otherwise gain access to our trade secrets, which could impair any competitive advantage we may have.

Patent protection and other intellectual property protection are crucial to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

Other companies may claim that we infringe their intellectual property, which could materially increase our costs and harm our ability to generate future revenue and profit.

While we are not aware that our technologies infringe the proprietary rights of any third party, we do not regularly conduct freedom to operate searches. Claims of infringement are becoming increasingly common and third parties may assert infringement claims against us. A number of companies, including competing companies, are actively developing extensive patent portfolios on aerial drones. These companies include big players like Amazon, Google, IBM, Qualcomm, Verizon, Walmart, Boeing, Lockhead Martin, SZ DJI, as well as a variety of smaller companies, universities and startups. It may be difficult or impossible to identify, prior to receipt of notice from a third party, the trade secrets, patent position or other intellectual property rights of a third party, either in the United States or in foreign jurisdictions. Any such assertion may result in litigation or may require us to obtain a license for or otherwise restrict our use of the intellectual property rights of third parties. If we are required to obtain licenses to use any third-party technology, we would have to pay royalties, which may significantly reduce any profit on our products. In addition, any such litigation could be expensive and disruptive to our ability to generate revenue or enter into new market opportunities. If any of our products are found to infringe other parties’ proprietary rights and we are unable to come to terms regarding a license with such parties, we may be forced to modify our products to make them non-infringing or to cease production of such products altogether.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

•	Designing and developing products using advanced and unproven technologies and drones [true?]; and

•	Designing and developing products to collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances, but not in others. We are not able to maintain insurance to protect against all operational risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

Risks Related To Our Common Stock

Our management has voting control of the Company.

Our current officers and directors currently own approximately 65% of the total issued and outstanding capital stock of the Company. If they act together, they will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We have never paid dividends and we do not expect to pay dividends for the foreseeable future

We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

An active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile. ..

Presently, our common stock is traded on the OTC pink sheets and we are in our early stages, an investment in our company will require a long-term commitment, with no certainty of return. Presently there is limited trading in our stock and in the absence of an active trading market investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTC pink sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange like the NYSE. Accordingly, stockholders may have difficulty reselling any shares of common stock.

Our Board of Directors may authorize and issue shares of new classes of stock that could be superior to or adversely affect current holders of our common stock.

Our board of directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval which could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, whether in liquidation or on any other basis.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to factors, some of which are beyond our control, including:

•	The announcement of new products by our competitors
•	The release of new products by our competitors
•	Developments in our industry or target markets
•	General market conditions including factors unrelated to our operating performance

Recently, the stock market, in general, has experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares.

Our common stock may be deemed a “penny stock” which may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our Common Stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Future capital raises may dilute our existing stockholders’ ownership and/or have other adverse effects on our operations.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders.

We could experience system failures that could negatively impact our Rotor Riot e-commerce platform and business.

Our ability to sell products on our Rotor Riot platform depends on the the efficient and uninterrupted operation of the platform, relying on people, processes, and technology to function effectively. Any significant interruption to, failure of, or security breaches affecting, our platform could result in significant expense, a loss of customers, and harm to our business and reputation. Interruptions, system failures or security breaches could result from a wide variety of causes, including disruptions to the Internet, malicious attacks or cyber incidents such as unauthorized access, loss or destruction of data (including confidential and/or personal customer information), account takeovers, computer viruses or other malicious code, and the loss or failure of systems over which we have no control. The failure of our platform, or the loss of data, could result in disruption to our operations, damage to our reputation and remediation costs, which could adversely affect our business and brand.

Risks Related to Covid-19

The current outbreak of Covid-19 could have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company’s ability to travel or to distribute its products, as well as temporary closures of officers and production facilities. Any such disruption or delay would likely impact our sales and operating results. In addition, Covid-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

The extent to which our results continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, demand for our products, and our ability to provide our products, particularly as result of our employees working remotely and/or the closure of certain offices and third party production facilities. The COVID-19 outbreak also has a negative effect on our ability to access capital markets. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently leases 3,635 square feet of office and warehouse space in Orlando, Florida, which it uses to house Rotor Riot inventory and for general corporate purposes. The lease agreement is for a 3-year period ending in January 2022. The current monthly rent is $4,179 and is subject to annual escalations of 2.1%. We believe that our leased facilities are adequate to meet our needs at this time. As we continue to grow, we may need to move to larger space that may have a higher monthly rent. We do not currently own any property.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC pink sheets under the symbol “RCAT”.

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on August 5, 2020, was $0.99.

Holders

As of August 5, 2020, there were 584 stockholders of record of our common stock.

Dividends

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of April 30, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,597,475(1)	$1.10	7,152,525

Equity compensation plans not approved by security holders	—	$—	-–

______________

(1)	Represents stock options issued under the Company’s 2019 Equity Incentive Plan.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Annual Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

In May 2019, the Company issued 1,570 shares of common stock, with a fair value of $70,000, to a law firm for services provided to the Company.

In August 2019, the Company issued 469,847 shares of common stock upon the exercise of a warrant and received proceeds of

$152,239.

In April 2019, the Company issued 150,000 shares of common stock with a fair value of $204,000 to a law firm for services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on cloud-based analytics, storage, and services for drones. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Annual Report on Form 10-K except as required by federal securities law.

Recent Developments

Acquisition of Red Cat Propware, Inc.

Effective May 15, 2019, we closed a Share Exchange Agreement (the “Exchange Agreement”) with Red Cat Propware, Inc., a Nevada corporation (“Red Cat Propware”) and its then current shareholders (the “Acquisition”) pursuant to which we acquired all of the issued and outstanding capital stock of Red Cat Propware in exchange for our issuance of: (i) an aggregate of 236,000,000 shares of our common stock, and (ii) 2,169,068.0554 shares of Series A Preferred Stock (“Series A Stock”) to the Red Cat Propware shareholders which constituted approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis at such time. With the exception of shares held by our current Chief Executive Officer, Jeffrey Thompson, the convertibility of shares of Series A Stock is limited such that a holder of Series A Stock may not convert Series A Stock to our common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning more than 4.99% of all of our outstanding common stock (the “Beneficial Ownership Limit”).

Reverse Stock Split

Effective August 1, 2019, we conducted a 1 for 1,200 reverse split of our common stock which resulted in the automatic conversion of all Series A Stock to common stock, with exception of certain Series A Stock subject to the Beneficial Ownership Limit. Following the reverse split, our remaining shares of Series A Stock are convertible to common stock at a ratio of approximately 8.33 shares of common stock for each share of Series A Stock.

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

Results of Operations

Year Ended April 30, 2020 and April 30, 2019

Revenue

During the year ended April 30, 2020 (or the “2020 period”), we generated revenues totaling $403,940 compared to zero revenues during the three months ended April 30, 2019 (or the “2019 period”). On January 23, 2020, we completed a merger with Rotor Riot which sells drone technology on its e*commerce site located at www.rotorriot.com. The sales reported in the 2020 period represent those generated on the e*commerce site from January 24, 2020 through April 30, 2020.

Operating Expenses

During the year ended April 30, 2020, we incurred research and development expenses totaling $488,990 compared to $366,590 for the year ended April 30, 2019 resulting in an increase of $122,400, or 33%. The increase substantially related to higher payroll costs as the Company’s headcount increased from five employees to 10 employees following the merger with Rotor Riot.

During the year ended April 30, 2020, we incurred general and administrative expenses totaling $1,248,717 compared to $384,742 for the year ended April 30, 2019 resulting in an increase of $863,975, or 225%. Professional services costs were significantly higher in the 2020 period because the Company is now a public entity whereas in the 2019 period the Company was still privately owned. Professional services costs totaled $699,982 during the 2020 period compared to $195,309 representing an increase of $504,673, or 258%.

Other Income

Other Income totaled $57,215 during the year ended April 30, 2020 compared to zero for the year ended April 30, 2019. During the 2020 period, the Company received a loan from the Small Business Administration which will be forgiven if the Company spends the loan proceeds on certain eligible costs, including payroll. The Company believes that it has complied with the terms of forgiveness, and therefore, has recognized the funds as Other Income.

Net Loss

Net Loss for the year ended April 30, 2020 totaled $1,601,931 compared to $751,332 for the year ended April 30, 2019 resulting in an increase of $850,599, or 113%. During the 2020 period, the Company became a public entity and completed a merger which doubled the number of employees. These corporate entity changes resulted in higher operating expenses in the 2020 period compared to the 2019 period. Most significantly, professional services costs were $504,673 higher in the 2020 period which represented approximately 60% of the increase in the Net Loss.

Cash Flows

Operating Activities

Net cash used in operating activities was $811,584 during the year ended April 30, 2020 compared to net cash used in operating activities of $753,388 during the year ended April 30, 2019 representing an increase of $58,196, or 8%. This increase in net cash used primarily related to a net loss, net of non-cash expenses, which was $446,704 higher in the 2020 period, partially offset by a positive contribution related to changes in operating assets and liabilities of $316,452 during the 2020 period compared to a negative contribution of $72,056 during the 2019 period.

Investing Activities

Net cash provided by investing activities was $46,327 during the year ended April 30, 2020 compared to $0 during the year ended April 30, 2019. The Company acquired $46,327 of cash in connection with two acquisitions completed in the 2020 period.

Financing Activities

Net cash provided by financing activities totaled $498,487 during the twelve months ended April 30, 2020 compared to $686,500 during the year ended April 30, 2019, representing a decrease of $188,013, or 27%. Amounts received in both periods related to capital raised from common stock and debt transactions. Capital transactions can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company.

Liquidity and Capital Resources

As of April 30, 2020, we had current assets totaling $318,338 primarily related to cash balances of $236,668. Current liabilities as of April 30, 2020 totaled $829,266, and included accounts payable of $249,050, accrued expenses totaling $89,342, notes payable totaling $118,771, and amounts due to a related party of $333,684. Our net working capital as of April 30, 2020 was negative $510,928.

Since inception, we have generated less than $500,000 in revenues and have accumulated losses of approximately $2.6 million. To date, we have funded our operations through private offerings of common stock sourced primarily from individual private investors. We do not have sufficient cash resources to meet our working capital needs for the next 12 months and will require additional capital in order to execute our business plan. Such transactions may be insufficient to fund our cash requirements.

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

Until we are able to sustain operations through the sale of products and services, we will continue to fund operations through equity and/or debt transactions. We can provide no assurance that any future financing will be sufficient to fund our operations until we are able to sustain operations through the sale of products and services. In addition, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have experienced losses from operations since inception. To date, we have generated less than $500,000 in product sales and have been unable to become cash flow positive. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2020 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles (“GAAP”) applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RED HAT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Red Cat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Cat Holdings, Inc. as of April 30, 2020 and 2019, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

August 13, 2020

RED CAT HOLDINGS
Consolidated Balance Sheets

	April 30,	April 30,
	2020	2019
ASSETS
Current Assets
Cash	$236,668	$503,438
Inventory	$78,650	$0
Other	3,020	100,000
Total Current Assets	318,338	603,438

Goodwill	2,466,073	—
Trademark	20,000	—
Other	3,853	—

TOTAL ASSETS	$2,808,264	$603,438

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$249,050	$20,894
Accrued Expenses	89,342	15,116
Notes Payable	118,771	—
Due to Related Party	333,684	—
Customer deposits	38,419	—
Common shares to be issued	—	754,700
Total Current Liabilities	829,266	790,710

Convertible debentures	450,000	—
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 208,704 and 0	2,087	—
Series B Preferred Stock - shares authorized 4,300,000; outstanding 3,681,623 and 0	36,816	—
Common stock - shares authorized 500,000,000; outstanding 20,011,091 and 179,292	20,011	179
Additional paid-in capital	4,043,837	784,371
Accumulated deficit	(2,573,753)	(971,822)
Total Stockholders' Equity	1,528,998	(187,272)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,808,264	$603,438

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements Of Operations

	Year ended April 30,
	2020	2019
Revenues	$403,940	$—

Cost of goods sold	325,379	$—

Gross Margin	78,561	$—

Operating Expenses
Research and development	488,990	366,590
General and administrative	1,248,717	384,742
Total operating expenses	1,737,707	751,332
Operating loss	(1,659,146)	(751,332)

Provision for income taxes	$—	$—

Net operating income	(1,659,146)	(751,332)

Other income	57,215	$—

Net loss	$(1,601,931)	$(751,332)

Loss per share - basic and diluted	$0.12	$0.14

Weighted average shares outstanding - basic and diluted	13,732,205	5,328,630

See accompanying notes.

RED CAT HOLDINGS
Consolidated Stockholders' Equity Statements

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2018					177,611	$178	$734,372	$(220,490)	$514,060

Issuance of common stock					1,681	2	49,999		50,000

Net Loss								(751,332)	(751,332)

Balances, April 30, 2019	—	—	—	—	179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,186		684,200

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock	(1,960,364)	(19,604)	(531,022)	(5,310)	16,778,683	16,779	8,135		—

Exercise of warrants					469,874	470	151,769		152,239

Merger with Rotor Riot					2,219,650	2,220	1,817,893		1,820,113

Stock based compensation							269,895		269,895

Shares Issued for Services					151,570	152	273,848		274,000

Net Loss								(1,601,931)	(1,601,931)

Balances, April 30, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,043,837	$(2,573,753)	$1,528,998

See accompanying notes.

RED CAT HOLDINGS
Consolidated Cash Flows Statements

	Year ended April 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,601,931)	$(751,332)
Stock based compensation	269,895	0
Common stock issued for services	204,000	70,000
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Inventory	48,761	—
Other current assets	124,979	(100,000)
Customer deposits	38,419
Accounts payable	68,068	20,894
Accrued expense	36,225	7,050
Net cash used in operating activities	(811,584)	(753,388)

Cash Flows from Investing Activities
Acquired through acquisitions	46,327	—
Net cash provided by investing activities	46,327	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	684,700
Capital to be returned		1,800
Proceeds from exercise of warrants	152,239	—
Proceeds from issuance of convertible debentures	450,000	—
Payments under related party obligations	(12,725)
Payments under notes payable	(91,027)	—
Net cash provided by financing activities	498,487	686,500

Net use of Cash	(266,770)	(66,888)
Cash, beginning of period	503,438	570,326
Cash, end of period	$236,668	$503,438

Cash paid for interest and taxes	—	—

Noncash transactions
Common stock issued for services	204,000	70,000
Fair value of shares exchanged in acquisitions	$1,937,867	$—

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2020 and 2019

Note 1 - The Business

Red Cat Holdings, Inc. (“Red Cat” or the “Company”) was originally incorporated in February 1984. The Company’s primary business is to provide products, services and solutions to the drone industry. It operates in two sectors of the drone industry. Rotor Riot, a wholly owned subsidiary, designs and sells drones and related components. Rotor Riot is focused on the consumer market and sells its products through its e-commerce platform operated at www.rotorriot.com. The Company is also developing software solutions to provide secure cloud-based analytics, storage and services for the drone industry. Its initial product candidate is Dronebox, a blockchain technology that records, stores and analyzes flight data and information from a drone, much like the “black box” utilized by the airline industry. The Company plans to offer Dronebox as a Software-as-a-Service platform.

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

The transaction was accounted for as a “reverse acquisition” as the stockholders of Red Cat possessed majority voting control of the company immediately following the acquisition. In this reverse merger, the financial results of Red Cat Propware, Inc., (the accounting acquirer), have been presented as the continuing operations of the Company since inception. The transaction was accounted for as follows:

Cash	$24,704
Goodwill	93,050
Total	$117,754

The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies and benefits from the combination of the two companies, including access to the public markets to raise capital, and is expected to be deductible for tax purposes.

Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share of preferred stock held and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock converted automatically to common stock upon the effectiveness of the reverse split of our common stock in August 2019. This common stock and Series A Preferred Stock issued under the SEA constituted approximately 83.33% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock held, and votes together with the common stock on an as-converted basis. The Series B Preferred Stock issued under the SEA constituted approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

B.	Organizational

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

I.	Purchase Price

Shares issued	$1,820,114
Promissory note issued	$175,000
Total Purchase Price	$1,995,114

II.	Purchase Price Allocation

Assets Acquired
Cash	$21,623
Accounts receivable	28,500
Other assets	3,853
Inventory	127,411
Trademark	20,000
Goodwill	2,373,023
Total assets acquired	2,574,410

Liabilities Assumed
Accounts Payable and accrued expenses	$171,651
Notes payable	$209,799
Due to Related Party	$197,846
Total liabilities assumed	$579,296
Net assets acquired	$1,995,114

The foregoing amounts reflect our current estimates of fair value as of the January 23, 2020 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Rotor Riot brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgement.

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we have (i) negative working capital of approximately $500,000 at April 30, 2020, (ii) have generated less than $500,000 in revenues since our inception, and (iii) have accumulated losses totaling approximately $2.6 million through April 30, 2020. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles (“GAAP”).

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

Cash – At April 30, 2020, our cash balances totaled $236,668 and was held across multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Leases – Leases at April 30, 2020 are short term in nature and do not require accounting under the lease accounting standards.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are received.  Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $38,419 and $ 0 at April 30, 2020 and 2019, respectively.

Other Income – In April 2020, the Company received $57,215 in connection with a Payment Protection Program loan issued by the Small Business Administration. Under the terms of the loan, the full amount is eligible to be forgiven if the Company spends the funds for certain operating expenses, including payroll costs, over a certain period of time after the issuance of the loan. The Company believes that it has complied with the terms of the loan and that the entire amount will be forgiven. Therefore, the full amount has been recognized as Other Income in the Statement of Operations for the fiscal year ended April 30, 2020.

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

Comprehensive Loss –During the years ended April 30, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Stock-Based Compensation – We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined using the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We plan to estimate the forfeiture rate based on our historical experience but have made no such allowance to date as our first issuances of stock based awards occurred in October 2019. We recognize compensation costs on a straight line basis over the service period which is generally the vesting term.

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

In November 2019, Rotor Riot entered into an agreement with PayPal under which it borrowed $100,000. PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The note is being repaid through 52 weekly payments of $2,056 ending in November 2020, resulting in an effective interest rate of 16%. The balance outstanding at April 30, 2020 was $61,673.

B.	Note Payable to Shopify Capital

In August 2019, Rotor Riot entered into an agreement with Shopify Capital under which it sold $176,000 of “Purchased Receivables” for total consideration of $160,000. Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company. The Company processes customer transactions ordered on its e-commerce site through Shopify which will retain 14% of daily receipts until a total of $176,000 is retained. The balance outstanding at April 30, 2020 was $7,875.

C.	Note Payable to Race Day Quads

During 2019, Rotor Riot purchased inventory from Race Day Quads (“RDQ”), an online retailer of drone racing parts. The owner of Race Day Quads acquired a Membership Interest in Rotor Riot in March 2019. In October 2019, RDQ agreed to allow Rotor Riot to pay for $82,141 of inventory purchases on an installment basis through June 2020. The balance outstanding at January 31, 2020 was $49,223. The Company has been in discussions with RDQ regarding the payment of the remaining balance.

Note 5 – Due to Related Party

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed in a management role with the Company.

A.	Note Payable to BRIT, LLC

Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually and requires $3,500 of the principal amount to be paid monthly. The outstanding principal amount and all accrued interest is due on the earlier of (a) January 23, 2021 or (b) the closing of an equity offering by the Company of at least $3,500,000. The balance outstanding at April 30, 2020 totaled $164,234. In addition, accrued interest totaled $2,232 at April 30, 2020.

B.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company has agreed to assume responsibility to pay. The total amount assumed was $167,939 which equals the balance outstanding at January 31, 2020. These obligations bear interest at annual rates ranging from 7.5% to 21.74%. The outstanding balance of these assumed obligations totaled $72,299 at April 30, 2020.

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

At April 30, 2020 and 2019, we had accumulated deficits of approximately $2,600,000 and $972,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $104,000 and $39,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2020 and April 30, 2019.

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

Compensation expense recognized during the year ended April 30, 2020 was 269,895, of which $213,959 was included in general and administrative expenses and $55,936 was included in research and development expenses. There was no compensation expense recognized during the year ended April 30, 2019.

Options exercisable as of January 31, 2020 totaled 339,142. The remaining weighted average contractual term of the options outstanding at October 31, 2019 was 9.22 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at April 30, 2020 of $1.50 over the exercise price of each option, was $848,283 at April 30, 2020.

Note 12 - Related-Party Transactions

Shares Issued for Services – In May 2019, we issued 1,570 shares of common stock valued at $70,000 to a shareholder for legal services provided to us. In April 2020, we issued 150,000 shares of common stock with a fair market value of $204,000 to a different law firm for services provided to us.

Office Lease – We rented space from our Chief Executive Officer during the fiscal year ended April 30, 2019 and made payments totaling $8,100.

Convertible Note Financing – In December 2019, we completed a convertible note financing with a member of the Board of Directors for $125,000 and with our Chief Executive Officer for $25,000. See Note 6 for details on the terms of the transaction.

Note 13 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2020, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective.

Our disclosure controls and procedures were not effective for the following reasons:

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

In November 2019, we engaged Joseph Hernon, an experienced financial consultant, to assist us in reviewing our financial statements to ensure completeness, consistency and compliance with GAAP. On January 23, 2020, Mr. Hernon was appointed Chief Financial Officer of the Company to enable us to strengthen our internal controls.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Jeffrey M. Thompson	54	President, Chief Executive Officer and Director

Joseph Hernon	60	Chief Financial Officer, Treasurer and Secretary

Nicolas Liuzza, Jr.	53	Director

Patrick T. Mitchell	58	Director

Jonathan Read	60	Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Biographies

Jeffrey M. Thompson, President and Chief Executive Officer

Jeffrey Thompson has been President and Chief Executive Officer of the Company since May 15, 2019. Mr. Thompson was a director of Exactus, Inc. (OTCMKTS:EXDI), a producer and marketer of products made from industrial hemp containing cannabidiol, currently traded on the OTCQB venture market from January 2019 until April 2020. In December 1999, Mr. Thompson founded Towerstream Corporation (OTCQB:TWER), fixed-wireless fiber alternative company delivering high-speed internet access to businesses, and served as its president, chief executive officer and a director from November 2005to February 2016. In 1994, Mr. Thompson founded EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997) and became eFortress through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts.

Mr. Thompson’s management and public company experience and his role as President and Chief Executive Officer of the Company, led to his appointment as a director.

Joseph Hernon, Chief Financial Officer and Secretary

Joseph Hernon has been Chief Financial Officer and Secretary of the Company since January 23, 2020. Mr. Hernon has extensive experience in financial services over the course of his 30-year career. Prior thereto from May 2016, Mr. Hernon was a financial consultant to various private companies. Prior to that, Mr. Hernon was the Chief Financial Officer for three public companies, including, most recently, Towerstream Corporation from May 2008 through May 2016.  Previously, Mr. Hernon was employed for almost 10 years by PricewaterhouseCoopers in its audit practice and was a Senior Business Assurance Manager during his last five years with the firm.  Mr. Hernon is a certified public accountant and earned a Master’s degree in Accountancy from Bentley University in 1986.

Nicholas Liuzza Jr., Director

Nicholas Liuzza Jr. has been a director of the Company since June 1, 2019. Mr. Liuzza serves as an Executive Vice President of Real Matters, Inc. a network management services provider for the mortgage lending and insurance industries (“Real Matters”), a position he has held from April of 2016. Real Matters is listed on the Toronto Stock Exchange. Mr. Liuzza co-founded and served as the Chief Executive Officer of Beeline Mortgage LLC, a residential mortgage lender, since 2019. Prior to founding Beeline Mr. Liuzza founded Linear Title & Closing in 2005, and was a senior executive until its sale in 2016. Mr. Liuzza was also the founder and CEO of Linear Settlement Services, LLC, a title insurance agency acquired by Real Matters. In 2001, Mr. Liuzza founded and was the President of New Age Nurses, a healthcare staffing company which he grew into a national provider of healthcare personnel services which became the platform for a reverse merger upon its acquisition in 2003 by Crdentia.  Priorthereto, Mr. Liuzza was Executive Vice President of AMICUS Legal Staffing, a national staffing services provider with a specialization in real estate transactions. Mr. Liuzza started his career with Xerox Corporation in 1988.

Mr. Liuzza’s more than 20 years of experience as an entrepreneur in the software industry and his sales experience and software development led to his appointment as a director.

Patrick T. Mitchell, Director

Patrick T. Mitchell has been a director of the Company since June 1, 2019. Mr. Mitchell has been the Chief Executive Officer of The Carpenter Health Network, a health care provider in the Gulf Coast region providing nursing, home care, hospice, and rehabilitation care services, since 2014. In 2002, Mr. Mitchell founded St. Joseph Hospice with the mission of providing peace, comfort and dignity to those facing terminal illness. The Carpenter Health Network was created in 2014 as the parent company of St. Joseph Hospice and its sister companies. In 2006, Mr. Mitchell formed STAT Home Health, a healthcare services company, leading to Louisiana’s first AIM Palliative Home Health Program that helps seriously ill patients who lack coordinated hospital, home health and hospice care. In 2013, Mr. Mitchell created Homedica, a healthcare services company, to improve the patient experience and reducing hospitalizations by enabling physicians and mid-level care providers to make house calls. Mr. Mitchell is a graduate of the University of Louisiana-Monroe.

Mr. Mitchell’s experience building companies and his merger and acquisitions and corporate finance experience led to his appointment as a director.

Jonathan Read, Director

Jonathan Read has been a director of the Company since August 18, 2017 and was the Chief Executive Officer, Secretary and Treasurer of the Company from October 20, 2017 until May 2019. From July 14, 2017 through July 20, 2018, Mr. Read served as a director of BTCS Inc, a digital asset-related company which may be deemed a potential competitor. From November 1, 2015 to January 31, 2017, Mr. Read was Chief Executive Officer and a director of the Company. Since 2013, Mr. Read has been Managing Partner of Quadratam1 LLC, a Scottsdale, Arizona based firm specializing in providing financial and organizational consulting services for growth-stage companies in the United States and China. From 2005 through 2012, Mr. Read was the Chief Executive Officer and a director of ECOtality, Inc. (“ECOtality”), a San Francisco based company that Mr. Read founded. In 2013, ECOtality, Inc. filed for Chapter 11 bankruptcy protection. In 2014, Mr. Read filed for bankruptcy personally.

Mr. Read’s prior experience with the Company and other public company led to his appointment as a director.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations, except that ECOtality filed for Chapter !! bankruptcy in 2013 and Mr. Read filed for personal bankruptcy in 2014.

Board Committees

The Company has no nominating, audit or compensation committees. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended April 30, 2020, the Reporting Persons timely filed all such reports, except that Nick Liuzza filed a Form 3 reporting becoming a director, late and Jeffrey Thompson failed to report the conversion of Series A preferred stock into common stock.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11.EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other(1 executive officer with compensation exceeding $100,000 during the fiscal years ended April 30, 2020 and 2019 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey Thompson	2020	$153,333	$—	$—	$—	$153,333
Chief Executive Officer and President	2019	$—	$—	$—	$—	$—

Jonathan Read	2020	$10,000	—	—	—	$10,000
Chief Executive Officer (1)	2019	$240,000	—	—	—	$240,000

(1)	Mr. Read resigned as the Company’s Chief Executive Officer in May 2019.

2019 Equity Incentive Plan

On May 24, 2019, the holders of the majority of the Company’s common stock approved the Company’s 2019 Equity Incentive Plan (the “Plan”). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company.

The terms of awards under the Plan are made by the Board, or by a compensation committee appointed by the Board. The Company has reserved 10,500,000,000 shares (before the 1,200 to 1 reverse stock split) for issuance under the Plan. The Board may terminate the Plan at any time. Unless sooner terminated, the Plan will terminate ten years after the effective date of the Plan. All vested or unvested awards are immediately forfeited at the option of the Board in the event that the recipient performs certain acts against the interests of the Company as described in the Plan. The number of shares of common stock covered by each outstanding stock right, and the number of shares of common stock which have been authorized for issuance under the Plan as well as the price per share of common stock (or cash, as applicable) covered by each such outstanding option or SAR, shall be proportionately adjusted for any increases or decrease in the number of issued shares of common stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification, or any other increase or decrease in the number of issued shares of common stock effected without receipt of consideration by the Company.

Employment Agreements

We currently do not have employment agreements with our executive officers.

Outstanding Equity Awards

There were no equity awards made to our Named Executive Officers that were outstanding at April 30, 2020.

Director Compensation

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nicholas Liuzza Jr.	$—	—	148,000(1)	—	—	—	$148,000
Patrick T. Mitchell	$—	—	148,000(1)	—	—	—	$148,000

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (See Note 11 to the financial statements) of 10-year options to purchase 100,000 shares of common stock at an exercise price of $2.10, 50,000 of which shares vested on August 5, 2020 and 50,000 shares subject to the option vest on October 8, 2020.

During the year ended April 30, 2020, no cash compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Employee Benefit Plans

The Company currently has no employee benefit plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of August 5, 2020, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Red Hat Holdings, Inc., 607 Ponce de Leon Ave, Suite 407.San Juan, Puerto Rico, 85251.

The percentages below are calculated based on 20,011,090 shares of common stock issued and outstanding as of August 5, 2020.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors:
Jeffrey Thompson	12,164,668	(1)	60.7%
Nicholas Liuzza, Jr.	340,412	(2)	1.7%
Patrick Mitchell	313,248		1.6%

Jonathan Read	—
Joseph Hernon	183,333	(3)	*
All executive officers and directors as a group (5 persons)	13,001,661	(1)(2)(3)	64.9%

*Represents less than 1%

(1) Includes 26,316 shares of common stock issuable upon conversion of $25,000 of convertible notes at a conversion price of $0.95.

(2) Includes 131,579 shares of common stock issuable upon conversion of $125,000 of convertible notes at a conversion price of $0.95.

(3) Represents a stock option exercisable within 60 days.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 12, 2018, Company issued a promissory note in the principal amount of $15,000 to Jonathan Read, our director and then Chief Executive Officer. The note, and accrued interest thereon, was repaid in full in January 2019.

On May 13, 2019, the Company paid $1,820 to Mr. Read for expenses paid on behalf of the Company by Mr. Read.

The Company rented office space from Jeffrey Thompson, its Chief Executive Officer until March 31, 2019 and paid a total of $8,100 from May 1, 2018 to March 31, 2019 for such space.

In December 2019, we issued a two-year convertible note in the principal amount of $125,000 to Nicholas Liuzza, Jr., a director, and a convertible note in the principal amount of $25,000 to Jeffrey Thompson, our chief executive officer. The notes bear interest at a rate of 12% per annum which accrues and is payable in full upon maturity. Interest on the notes may be paid in cash or in shares of common stock of the Company at the holder’s sole discretion as follows: (i) prior to an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), at the 30 day volume weighted average of the closing price of our common stock, or (ii) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering. We may, upon 10 business days advance notice, elect to pre-pay the notes, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the note issuance be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the note, unless waived by the holder, the holder may not convert the note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company.

Director Independence

Our Board is currently composed of four members. We consider Nicholas Liuzza Jr., Patrick Mitchell and Jonathan Read to be independent directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table reflects the aggregate fees billed for professional services rendered by our principal accountant, BF Borgers, CPA P.C. (“BFB”), for the fiscal year ended April 30, 2020 and 2019 of $64,800 and $16,200, respectively and Ciro E. Adams, CPA, LLC for the fiscal years ended April 30, 2020 and 2019 of $30,000 and $49,425, respectively:

	April 30, 2020	April 30, 2019
Audit Fees	$94,800	$65,625
Audit-Related Fees
Tax Fees
All Other Fees

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Report on Forms 10-K for our fiscal years ended April 30, 2020 and 2019 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the audit. This category includes fees related to assistance consulting on financial accounting/reporting standards.

Tax Fees.  Consists of amounts billed for professional services rendered for tax return preparation, tax planning, and tax advice.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on BFB's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.2	Articles of Merger- Nevada (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.3	Articles of Merger- Arizona (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.4	Agreement of Merger, dated January 23, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.5	Amendment No. 1 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.6	Amendment No. 2 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
3.1	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit B to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.2*	Description of Capital Stock
10.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019)
10.2	Share Exchange Agreement, dated as of May 13, 2019, among TimefireVR, Inc. (Timefire”), Red Cat Propware, Inc, and Red Cat Propware, Inc’s. shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10,3	Warrant, dated May 5, 2019, issued to Calvary Fund I LP (“Calvary”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.4	Restricted Stock Unit Agreement, dated May 15, 2019, between Timefire and Jonathan Read (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.5	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Calvary (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.6	Securities Exchange Agreement, dated May 13, 2019, between Timefire and L1 Capital Global Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.7	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Digital Power Lending, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.8	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Gary Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.9	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Edward Slade Mead (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.1	Redemption Letter for Series A Preferred Stock, dated May 9, 2019, from Timefire to Jonathan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.11	2019 Equity Incentive Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
10.12	$175,000 Promissory Note, dated January 23, 2020, issued to Brains Riding in Tanks. LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.13	Make Whole Agreement, dated January 23, 2020, among the Company, Brains Riding in Tanks. LLC, Rotor Riot, LLC and Chad Kapper (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
21*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Hat Holdings, Inc.

Dated:August 13, 2020	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, President and Director	August 13, 2020
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Joseph Hernon		August 13, 2020
Joseph Hernon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Nicolas Liuzza, Jr.	Director	August 13, 2020
Nicolas Liuzza, Jr.

/s/ Patrick T, Mitchell	Director	August 13, 2020
Patrick T. Mitchell

/s/ Jonathan Read	Director	August 13, 2020
Jonthan Read

