Form 10-Q
period 2020-07-31
Red Cat Holdings, Inc.
filed 2020-09-21
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 18, 2020, there were 20,011,090 shares of the registrant’s common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC.
Condensed Consolidated Balance Sheets

	July 31,	April 30,
	2020	2020
ASSETS
Current Assets
Cash	$55,870	$236,668
Inventory	$133,634	$78,650
Other	—	3,020
Total Current Assets	189,504	318,338

Goodwill	2,466,073	2,466,073
Trademark	20,000	20,000
Other	3,853	3,853

TOTAL ASSETS	$2,679,430	$2,808,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$295,300	$249,050
Accrued Expenses	99,783	89,342
Notes Payable	171,275	118,771
Due to Related Party	333,204	333,684
Customer deposits	77,053	38,419
Total Current Liabilities	976,615	829,266

Convertible debentures	450,000	450,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 208,704	2,087	2,087
Series B Preferred Stock - shares authorized 4,300,000; outstanding 3,681,623	36,816	36,816
Common stock - shares authorized 500,000,000; outstanding 20,011,091	20,011	20,011
Additional paid-in capital	4,150,898	4,043,837
Accumulated deficit	(2,956,997)	(2,573,753)
Total Stockholders' Equity	1,252,815	1,528,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,679,430	$2,808,264

See accompanying notes.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements Of Operations

	Three months ended July 31,
	2020	2019
Revenues	$548,282	$—

Cost of goods sold	446,132	$—

Gross Margin	102,150	$—

Operating Expenses
Operations	89,033	—
Research and development	97,255	185,695
Sales and marketing	24,136	—
General and administrative	274,970	135,807
Total operating expenses	485,394	321,502
Operating loss	(383,244)	(321,502)

Provision for income taxes	$—	$—

Net loss	$(383,244)	$(321,502)

Loss per share - basic and diluted	$0.02	$0.89

Weighted average shares outstanding - basic and diluted	20,011,091	359,715

RED CAT HOLDINGS, INC.
Condensed Consolidated Stockholders' Equity Statements

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2019	—	—	—	—	179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,685		684,699

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock	(1,960,364)	(19,604)	(240,000)	(2,400)	16,536,164	16,536	5,467		—

Shares Issued for Services					1,570	2	69,998		70,000

Net Loss								(321,502)	(321,502)

Balances, July 31, 2019	208,704	2,087	3,972,645	39,726	16,929,048	16,929	1,598,261	(1,293,324)	363,679

Balances, April 30, 2020	208,704	2,087	3,681,623	36,816	20,011,091	20,011	4,043,837	(2,573,753)	1,528,998

Stock based compensation							107,061		107,061

Net Loss								(383,244)	(383,244)

Balances, April 30, 2020	208,704	2,087	3,681,623	36,816	20,011,091	20,011	4,150,898	(2,956,997)	1,252,815

RED CAT HOLDINGS, INC.
Condensed Consolidated Cash Flows Statements

	Three months ended July 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(383,244)	$(321,502)
Stock based compensation	107,061	—
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Inventory	(54,984)	—
Other current assets	3,020	$43,931
Customer deposits	38,634	—
Accounts payable	46,250	(17,024)
Accrued expenses	10,441	$96,680
Net cash used in operating activities	(232,822)	(197,915)

Cash Flows from Investing Activities
Acquired through acquisitions	—	$24,704
Net cash provided by investing activities	—	$24,704

Cash Flows from Financing Activities
Payments under related party obligations	(480)	—
Proceeds from notes payable	140,000	—
Payments under notes payable	(87,496)	—
Net cash provided by financing activities	52,024	—

Net use of Cash	(180,798)	(173,211)
Cash, beginning of period	236,668	503,438
Cash, end of period	$55,870	$330,227

Cash paid for interest and taxes	—	—

Noncash transactions
Common stock issued for services	—	$70,000
Fair value of shares exchanged in acquisitions	—	$117,754

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2020 and 2019

(unaudited)

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2020 of Red Cat Holdings, Inc. (the “Company”), filed with the Securities and Exchange Commission (“SEC”) on August 13, 2020.

Note 1 - The Business

The Company was originally incorporated in February 1984. The Company’s primary business is to provide products, services and solutions to the drone industry. It operates in two sectors of the drone industry. Rotor Riot, LLC, an Ohio limited liability company and a wholly owned subsidiary (“Rotor Riot”), designs and sells drones and related components. Rotor Riot is focused on the consumer market and sells its products through its e-commerce platform operated at www.rotorriot.com. The Company is also developing software solutions to provide secure cloud-based analytics, storage and services for the drone industry. Its initial product candidate is Dronebox, a blockchain technology that records, stores and analyzes flight data and information from a drone, much like the “black box” utilized by the airline industry. The Company plans to offer Dronebox as a Software-as-a-Service platform.

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

Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock held and votes together with the common stock on an as-converted basis. The Series B Preferred Stock issued under the SEA constituted approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

B.	Organizational

In July 2019, we changed our name from TimeFire VR Inc. to Red Cat Holdings, Inc.

In August 2019, we changed our fiscal year to April 30 which was the historical fiscal year of Red Cat Propware, Inc.

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

Following the closing of the Merger Agreement, the former members of Rotor Riot owned approximately 10.4% of the Company. In addition, the Company’s management controls the operating decisions of the combined company. Accordingly, we have accounted for the transaction as an acquisition of Rotor Riot by the Company. Based on purchase price accounting, we have recognized the assets and liabilities of Rotor Riot at fair value with the excess of the purchase price over the net assets acquired recognized as goodwill. The table below reflects the Company’s estimates of the acquisition date values of the purchase consideration, assets acquired, and liabilities assumed. The shares issued were valued at $1,820,113 (2,219,650 shares issued times $0.82 per share which equaled the closing price of the Company’s common stock on the date that the merger agreement was consummated).

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

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we have negative working capital of approximately $800,000 at July 31, 2020 and have accumulated losses totaling approximately $3 million through July 31, 2020. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash – At July 31, 2020, we held cash of $55,870 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Leases – Leases at July 31, 2020 are short term in nature and do not require accounting under the lease accounting standards.

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

We perform an impairment test at the end of each fiscal year, or more frequently if indications of impairment arise. We have a single reporting unit, and consequently, evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are received. Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $77,053 and $38,419 at July 31, 2020 and April 30, 2020, respectively.

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

Comprehensive Loss –During the three months ended July 31, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Stock-Based Compensation – We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined using the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We plan to estimate the forfeiture rate based on our historical experience but have made no such allowance to date as our first issuances of stock based awards occurred in October 2019 and we have not experienced any forfeitures to date. We recognize compensation costs on a straight line basis over the service period which is generally the vesting term.

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

In November 2019, Rotor Riot entered into an agreement with PayPal under which it borrowed $100,000. PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The note is being repaid through 52 weekly payments of $2,056 ending in November 2020, resulting in an effective interest rate of 16%. The balance outstanding at July 31, 2020 was $55,945.

B.	Note Payable to Shopify Capital

In August 2019, Rotor Riot entered into an agreement with Shopify Capital under which it sold $176,000 of “Purchased Receivables” for total consideration of $160,000. Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company. The Company processes customer transactions ordered on its e-commerce site through Shopify which retained 14% of daily receipts until a total of $176,000 was retained. This note was repaid in May 2020. In May 2020, Rotor Riot entered into a new agreement with Shopify Capital under which it sold $158,200 of Purchased Receivables for total consideration of $140,000. Shopify will retain 17% of daily receipts until a total of $158,200 is retained. The balance outstanding at July 31, 2020 was $66,107.

C.	Note Payable to Race Day Quads

During 2019, Rotor Riot purchased inventory from Race Day Quads (“RDQ”), an online retailer of drone racing parts. The owner of Race Day Quads acquired a Membership Interest in Rotor Riot in March 2019.The balance owed at July 31, 2020 totaled $49,223.

Note 5 – Due to Related Party

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed in a management role with the Company.

A.	Note Payable to BRIT, LLC

Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually and provides for monthly principal payments of $3,500. The outstanding principal amount and all accrued interest is due on the earlier of (a) January 23, 2021 or (b) the closing of an equity offering by the Company of at least $3,500,000. The balance outstanding at July 31, 2020 totaled $164,260. In addition, accrued interest totaled $5,010 at July 31, 2020.

B.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company assumed responsibility to pay. The total amount assumed was $167,939. These obligations bear interest at annual rates ranging from 7.5% to 21.74%. The outstanding balance totaled $168,944 at July 31, 2020.

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

At July 31, 2020 and April 30, 2020, we had accumulated deficits of approximately $3,000,000 and $2,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $120,000 and $104,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at July 31, 2020 and April 30, 2020.

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

C.	Summary for three months ended July 31, 2020

Share based compensation expense recognized in the three months ended July 31, 2020 was $107,061, of which $94,629 was included in general and administrative expenses, $9,945 was included in research and development expenses, and $2,487 was included in operations expenses. There was no compensation expense recognized in the three months ended July 31, 2019.

Options exercisable as of January 31, 2020 totaled 330,809. The remaining weighted average contractual term of the options outstanding at October 31, 2019 was 8.98 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at July 31, 2020 of $0.99 over the exercise price of each option, was $212,071 at July 31, 2020.

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

The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on (i) selling drones and related components, and (ii) cloud-based analytics, storage, and services for drones. Any statements that are not historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2020.

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

Results of Operations

Three Months Ended July 31, 2020 and July 31, 2019

Revenue

During the three months ended July 31, 2020 (or the “2020 period”), we generated revenues totaling $548,282 compared to zero revenues during the three months ended July 31, 2019 (or the “2019 period”). On January 23, 2020, we completed a merger with Rotor Riot which sells drone technology on its e*commerce site located at www.rotorriot.com. The sales reported in the 2020 period represent those generated on the e*commerce site during the three months ended July 31, 2020.

Operating Expenses

During the three months ended July 31, 2020, we incurred operations expense of $89,033 compared to zero during the 2019 period. Expenses incurred during the 2020 period related to the core operations of Rotor Riot which began in January 2020 following our merger with Rotor Riot. During the three months ended July 31, 2020, we incurred research and development expenses totaling $97,255 compared to $185,695 for the three months ended July 31, 2019 resulting in a decrease of $88,440, or 48%. Development costs for Dronebox, our software analytics platform, were lower in the 2020 period as the product candidate progressed to a later stage of development. During the three months ended July 31, 2020, we incurred sales and marketing expenses of $24,136 compared to zero during the three months ended July 31, 2019. Costs incurred in the 2020 period related to the Rotor Riot business and included sales commissions for referrals. During the three months ended July 31, 2020, we incurred general and administrative expenses totaling $274,970 compared to $135,807 for the three months ended July 31, 2019 resulting in an increase of $139,163, or 102%. Stock based compensation costs included in general and administrative expenses totaled $94,629 in the 2020 period compared to zero in the 2019 period. In addition, professional services costs were significantly higher in the 2020 period because the Company is now a public entity whereas in the 2019 period the Company was still privately owned for approximately half of the quarter.

Net Loss

Net Loss during the three months ended July 31, 2020 totaled $383,244 compared to a Net Loss of $321,502 during the three months ended July 31, 2019, representing an increase of $61,742, or 19%. Operating expenses totaled $485,394 during the 2020 period compared to $321,502 during the 2019 period, representing an increase of $163,892, or 51%. This increase is attributable to the merger with Rotor Riot in January 2020 and costs associated with operating that business. This increase was partially offset by a positive gross margin of $102,150 from operations of the Rotor Riot e*commerce site.

Cash Flows

Operating Activities

Net cash used in operating activities was $232,822 during the three months ended July 31, 2020 compared to net cash used in operating activities of $197,915 during the three months ended July 31, 2019 representing an increase of $34,907, or 18%. Net cash used in operations, net of stock based compensation, totaled $276,183 in the 2020 period compared to $321,502 in the 2019 period, resulting in a decrease of $45,319, or 14%. Net cash provided through changes in operating assets and liabilities totaled $43,361 during the three months ended July 31, 2020 compared to $123,587 during the three months ended July 31, 2019, representing a decrease of $80,226, or 65%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash provided by investing activities was zero during the three months ended July 31, 2020 compared to $24,704 during the three months ended July 31, 2019. The Company acquired $24,704 of cash in connection with an acquisition completed in the 2019 period.

Financing Activities

Net cash used provided by financing activities totaled $52,024 during the three months ended July 31, 2020 compared to zero during the three months ended July 31, 2019. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2020 period, the Company received $140,000 in connection with a new loan and made payments of $87,496 on existing loans.

Liquidity and Capital Resources

As of July 31, 2020, we had current assets totaling $189,504, including cash of $55,870 and inventory of $133,634. Current liabilities as of July 31, 2020 totaled $976,615 consisting of accounts payable of $295,300, accrued expenses totaling $99,783, notes payable totaling $171,275, amounts due to a related party of $333,204, and customer deposits of $77,053. Our net working capital as of July 31, 2020 was negative $787,111.

We have only recently begun generating revenues and have reported net losses since our inception. To date, we have funded our operations through private offerings of common stock sourced primarily from individual private investors. We do not have sufficient cash resources to meet our working capital needs for the next 12 months and will require additional capital in order to execute our business plan. Such transactions may be insufficient to fund our cash requirements.

In November 2019 we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer. (collectively, the “Notes”). The Notes have a term of 2 years and bear interest at a rate of 12% which accrues and is payable in full when the Notes mature. Interest on the Notes may be paid in cash or in shares of common stock of the Company at the Conversion Price (as defined below). The Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), then at the 30 day volume weighted average of the closing price of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (the “Conversion Price”) . We may, upon 10 business days advance notice, elect to pre-pay the Note, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the Note issuance shall be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the Note, unless waived by the holder, the holder shall not be entitled to convert the Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date.

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

Going Concern

We have only recently begun generating revenues and have reported net losses since our inception. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our costs of operations and/or upon obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2020 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2020.

Our disclosure controls and procedures are not effective for the following reasons:

•	We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. Specifically, we only have one individual, our Chief Financial Officer, who reviews, evaluates, approves, and records non-routine transactions and initiates journal entries, approves journal entries, and posts journal entries to the general ledger. There is no independent review of any financial duties performed by this individual. The Company plans to hire additional personnel to support the Chief Financial Officer at such time as it has sufficient financial resources to do so.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2020	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: September 21, 2020	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

