Form 10-Q
period 2020-10-31
Red Cat Holdings, Inc.
filed 2020-12-21
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

or

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

As of December 18, 2020, there were 20,721,535 shares of the registrant’s common stock outstanding.

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC.
Consolidated Balance Sheets

	October 31,	April 30,
	2020	2020
ASSETS
Current Assets
Cash	$480,065	$236,668
Inventory	170,486	78,650
Other	—	3,020
Total Current Assets	650,551	318,338

Goodwill	2,466,073	2,466,073
Trademark	20,000	20,000
Other	3,853	3,853
TOTAL ASSETS	3,140,477	$2,808,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	355,092	249,050
Accrued Expenses	71,465	89,342
Notes Payable	354,527	118,771
Due to Related Party	329,777	333,684
Customer deposits	66,205	38,419
Derivative liability	812,390	—
Total Current Liabilities	1,989,456	829,266

Convertible debentures, net of discount of $581,599	18,401	450,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 208,704	2,087	2,087
Series B Preferred Stock - shares authorized 4,300,000; outstanding 3,681,623	36,816	36,816
Common stock - shares authorized 500,000,000; outstanding 20,721,535 and 20,011,091	20,722	20,011
Additional paid-in capital	4,752,273	4,043,837
Accumulated deficit	(3,679,278)	(2,573,753)
Total Stockholders' Equity	1,132,620	1,528,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,140,477	$2,808,264

See accompanying notes.

RED CAT HOLDINGS, INC.
Consolidated Statements Of Operations

	Three months ended October 31,		Six months ended October 31,
	2020	2019	2020	2019
Revenues	$427,807	$—	$976,089	$—

Cost of goods sold	328,756	—	774,888	—

Gross Margin	99,051	—	201,201	—

Operating Expenses
Operations	122,697	—	211,730	—
Research and development	96,559	76,724	193,814	262,419
Sales and marketing	24,679	—	48,815	—
General and administrative	345,007	139,397	619,977	275,204
Total operating expenses	588,942	216,121	1,074,336	537,623
Operating loss	(489,891)	(216,121)	(873,135)	(537,623)

Other expense
Derivative expense	148,587	—	148,587	—
Change in fair value of derivative	83,803	—	83,803	—
Provision for income taxes	$—	$—	$—	$—
Other expense	$232,390	$—	$232,390	$—

Net loss	$(722,281)	$(216,121)	$(1,105,525)	$(537,623)

Loss per share - basic and diluted	$0.04	$0.01	$0.05	$0.06

Weighted average shares outstanding - basic and diluted	20,241,390	16,929,048	20,126,241	8,644,382

RED CAT HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2019	—	—	—	—	$179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,685		684,699

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock	(1,960,364)	(19,604)	(240,000)	(2,400)	16,536,164	16,536	5,467		—

Shares Issued for Services					1,570	2	69,998		70,000

Net Loss								(321,502)	(321,502)

Balances, July 31, 2019	208,704	2,087	3,972,645	39,726	16,929,048	16,929	1,598,261	(1,293,324)	363,679

Stock based compensation							12,067		12,067

Net Loss								(216,121)	(216,121)

Balances, October 31, 2019	208,704	2,087	3,972,645	39,726	16,929,048	16,929	1,610,328	(1,509,445)	159,625

Balances, April 30, 2020	208,704	2,087	3,681,623	36,816	20,011,091	20,011	4,043,837	(2,573,753)	1,528,998

Stock based compensation							107,061		107,061

Net Loss								(383,244)	(383,244)

Balances, July 31, 2020	208,704	2,087	3,681,623	36,816	20,011,091	20,011	4,150,898	(2,956,997)	1,252,815

Conversion of Debt					710,444	711	494,314		495,025

Stock based compensation							107,061		107,061

Net Loss								(722,281)	(722,281)

Balances, October 31, 2020	$208,704	$2,087	$3,681,623	$36,816	$20,721,535	$20,722	$4,752,273	$(3,679,278)	$1,132,620

RED CAT HOLDINGS, INC.
Consolidated Statements of Cash Flows

	Six months ended October 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,105,525)	$(537,623)
Stock based compensation	214,122	12,067
Amortization of debt discount	18,401	—
Derivative expense	148,587	—
Change in fair value of derivative	83,803	—
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Prepaid expenses	—	75,000
Inventory	(91,836)	—
Other current assets	3,020	—
Customer deposits	27,786	—
Accounts payable	106,042	40,001
Accrued expense	27,148	(5,293)
Net cash used in operating activities	(568,452)	(415,848)

Cash Flows from Investing Activities
Acquired through acquisitions	—	24,704
Net cash provided by investing activities	—	24,704

Cash Flows from Financing Activities
Payments under related party obligations	(3,907)	—
Proceeds from notes payable	419,050	—
Payments under notes payable	(183,294)	—
Proceeds from convertible debentures	580,000	—
Common stock to be issued	—	152,239
Net cash provided by financing activities	811,849	152,239

Net use of Cash	243,397	(238,905)
Cash, beginning of period	236,668	503,438
Cash, end of period	480,065	264,533

Cash paid for interest and taxes	—	—

Noncash transactions
Common stock issued for services	—	$70,000
Fair value of shares exchanged in acquisitions	—	$117,754
Conversion of Notes into common stock	$450,000	—
Conversion of accrued interest into common stock	$45,024	—

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2020 and 2019

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

The Company closed the acquisition of Fat Shark Holdings (“Fat Shark”) on November 6, 2020. Fat Shark is a leading provider of headsets and goggles for professional FPV (First Person View) racers and drone pilots and has an estimated 85% share of its market. The Company expects that Fat Shark will generate a majority of its revenue over the next 12 months. This acquisition continues the Company’s efforts to become a fully-integrated drone business with a strong supply chain, as well as a provider of software solutions for the drone industry.

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

Under the Merger Agreement, each member of Rotor Riot received its pro rata portion of the total number of shares of the Company’s common stock issued based on (A)(i) $3,700,000 minus (ii) $915,563 (which included certain debt and other obligations of Rotor Riot and its Chief Executive Officer that the Company agreed to assume (the “Assumed Obligations”) divided by (B) the VWAP of the Company’s common stock for the twenty trading days prior to the closing of the Merger. Based on a share issuance value of $2,784,437 and a VWAP of $1.25445, the Company issued an aggregate of 2,219,650 shares of common stock to the members of Rotor Riot.

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

Fat Shark Acquisition

On September 30, 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Fat Shark Holdings (“Fat Shark”), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries for a purchase price of $7,000,000. The transaction closed on November 6, 2020 and was paid through (i) the issuance of 5,227,223 shares of common stock with an agreed value of $5,750,000 (ii) a senior secured promissory note in the original principal amount of $1,000,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000 in cash. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction.

Convertible Note Offering

On October 5, 2020, the Company closed a private offering of convertible promissory notes (the “2020 Notes”) in the aggregate principal amount of $600,000 which included the issuance of five-year warrants to purchase an aggregate of 399,996 shares of common stock. The 2020 Notes accrue interest at the rate of 12% per annum and are payable two years from the date of issuance. The 2020 Notes are convertible into common stock at a conversion price equal to the lower of (i) $1.00 per share or, (ii) at a price equal to 75% of the price of an offering of common stock that results in the listing for trading on certain stock exchanges (a “Qualified Offering”). The 2020 Notes also contain protection from dilution which would lower the conversion price in the event of a lower priced issuance. An event of default could also result in a reduction of the conversion price.

The Company may prepay any portion of the 2020 Notes, without penalty or premium, upon ten business days’ notice. No conversion will be completed if it would result in the noteholder, including its affiliates, owning more than 9.99% of the Company’s outstanding common stock immediately after completing such conversion.

The Warrants are exercisable at $1.50 per share. The exercise price will be reduced to a price equal to 75% of the price per share of the common stock offered in a Qualified Offering.

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we have negative working capital of $1,338,905 at October 31, 2020 and have accumulated losses totaling approximately $3.7 million through October 31, 2020. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Cash – At October 31, 2020, we had cash of $480,065 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Leases – Leases at October 31, 2020 are short term in nature and do not require accounting under the lease accounting standards.

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

Fair Value of Financial instruments – FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), provides rules for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, and establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 2.

Convertible Securities and Derivatives – The Company estimates the fair values of the debt and warrants, and allocates the proceeds pro rata based on these values.  The allocation of proceeds to the warrants results in the debt instrument being recorded at a discount from the face amount of the debt and the value allocated to the warrant is recorded to additional paid-in capital.

When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds from the convertible host instruments are first allocated to the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, resulting in those instruments being recorded at a discount from their face value.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are received. Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $66,205 and $38,419 at October 31, 2020 and April 30, 2020, respectively.

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

Comprehensive Loss –During the three and six months ended October 31, 2020 and 2019, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

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

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 13.

Note 4 - Notes Payable

In connection with the merger agreement with Rotor Riot, the Company agreed to assume certain financial obligations of Rotor Riot totaling $216,099 in the aggregate. A summary of these obligations is as follows:

A.	Note Payable to PayPal

In November 2019, Rotor Riot entered into an agreement with PayPal under which it borrowed $100,000. PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The note is being repaid through 52 weekly payments of $2,056. The balance outstanding at October 31, 2020 was $26,254.

B.	Note Payable to Shopify Capital

In August 2019, Rotor Riot entered into an agreement with Shopify Capital under which it sold $176,000 of “Purchased Receivables” for total consideration of $160,000. Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company. The Company processes customer transactions ordered on its e-commerce site through Shopify which retained 14% of daily receipts until a total of $176,000 was retained. This note was repaid in May 2020. In May 2020, Rotor Riot entered into a new agreement with Shopify Capital under which it sold $158,200 of Purchased Receivables for total consideration of $140,000. Shopify retained 17% of daily receipts until a total of $158,200 was retained. This note was repaid in October 2020. In September 2020, Rotor Riot entered into a new agreement with Shopify Capital under which it sold $209,050 of Purchased Receivables for total consideration of $185,000. Shopify will retain 17% of daily receipts until a total of $209,050 is retained. Shopify did not begin withholding amounts under this Note until November 2020 as the prior Note was not repaid until the end of October 2020. The balance outstanding at October 31, 2020 was $209,050.

C.	Note Payable to Race Day Quads

During 2019, Rotor Riot purchased inventory from Race Day Quads (“RDQ”), an online retailer of drone racing parts. The owner of Race Day Quads acquired a Membership Interest in Rotor Riot in March 2019.The balance owed at October 31, 2020 totaled $49,223.

D.	Payable to Aerocarve

During the three months ended October 31, 2020, the Company received advances totaling $70,000 from Aerocarve, which is controlled by the Company’s Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid.

Note 5 - Due to Related Party

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed in a management role with the Company.

A.	Note Payable to BRIT, LLC

Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually and provides for monthly principal payments of $3,500. The outstanding principal amount and all accrued interest is due on the earlier of (a) January 23, 2021 or (b) the closing of an equity offering by the Company of at least $3,500,000. The balance outstanding at October 31, 2020 totaled $161,547. In addition, accrued interest on the note totaled $6,422 at October 31, 2020.

B.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company assumed responsibility to pay. These obligations bear interest at annual rates ranging from 7.5% to 21.74%. The outstanding balance totaled $168,229 at October, 2020.

Note 6 - Convertible Debentures

In November 2019 we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “2019 Notes”). In September and October 2020, the entire $450,000 of 2019 Notes, plus accrued interest totaling $45,204, was converted into 710,445 shares of common stock. The Notes had a term of 2 years and accrued interest at an annual rate of 12% through the date of conversion.

In October 2020, we closed a Convertible Note financing which generated gross proceeds of $600,000. The Notes have a term of 2 years and bear interest at a rate of 12% which accrues and is payable in full when the Notes mature. Interest on the Notes may be paid in cash or in shares of common stock of the Company at the Conversion Price (as defined below).The Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), then at the 30 day VWAP of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (the “Conversion Price”). We may, upon 10 business days advance notice, elect to pre-pay the Note, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the Note issuance shall be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the Note, unless waived by the holder, the holder shall not be entitled to convert the Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date. Based on the Company’s results since inception, both on an operating and capital raising basis, we believe that it is more likely than not that the Company will not be able to complete an equity financing of at least $3,000,000 during the term of the Notes. In addition, we do not believe that the Company will be able to pre-pay the Notes prior to the one-year anniversary of their issuance. Based on these conclusions, the Company has not recognized a beneficial conversion feature or a derivative liability in connection with the convertible debentures.

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

At October 31, 2020 and April 30, 2020, we had accumulated deficits of approximately $3,500,000 and $2,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $140,000 and $104,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at October 31, 2020 and April 30, 2020.

Note 8 - Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

Note 9 - Preferred Stock

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

Note 10 - Warrants

In September 2019, we received $152,239 in connection with the exercise of 469,874 warrants which had been issued in May 2019 as part of the Share Exchange Agreement. We also assumed a fully vested, restricted stock unit agreement requiring the issuance of 41,667 shares of common stock in May 2021, as well as a warrant to purchase 5,556 shares of common stock at an exercise price of $60.00 per share. This warrant expires in March 2021.

In October 2020, the Company issued five-year warrants to purchase a total of 399,998 shares in connection with the issuance of $600,000 of convertible notes. The warrants have an initial exercise price of $1.50 which may be reduced to (i) a 25% discount of the price per share of Common Stock offered in a future qualified offering and also include a ratchet provision. The warrants were valued at $267,999 using the multinomial lattice model and are considered derivative liabilities under ASC 815-40.

The following table presents the assumptions used to estimate the fair values of the warrants:

October 31, 2020
Expected volatility	89-95%
Expected dividends	0%
Expected term	4.92-5 Years
Risk-free interest rate	0.27-0.29%

The following table summarizes the changes in warrants outstanding issued to non-employees of the Company during the six months ended October 31, 2020.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of April 30, 2020	—	—	—	—	$—
Granted	399,998	1.50	0.67	5.00	599,997
Exercised	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—
Outstanding as of October 31, 2020	399,998	$1.50	$0.67	4.92	$599,997

Note 11 - Share Based Awards

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

In October 2019, we issued options to purchase 350,000 shares of common stock valued at $477,500. Options to purchase 200,000 shares vest ratably over a two-year period and expire in October 2029. Options to purchase 150,000 shares vest ratably over a three-year period and expire in October 2024. All of the options were issued at an exercise price of $2.10 which equaled the stock price on the date of issuance. We used the Black-Scholes Model to estimate the fair value of the stock options issued using the following assumptions: (i) expected volatility – 75%, (ii) risk free interest rate – 1.59% or 1.74%, (iii) expected life – 5 or 10 years, and (iv) expected dividend yield of 0%.

B.	January 2020 Issuances

In January 2020, we issued options to purchase 1,100,000 shares of common stock exercisable at $0.82 vesting quarterly over a three-year period. These options were valued at $707,300. We also issued options to purchase 147,475 shares of common stock exercisable at $0.82. These options were valued at $94,826 and were vested in full upon issuance. All of these options were issued at an exercise price which equaled the stock price on the date of issuance. We used the Black-Scholes Model to estimate the fair value of the stock options issued using the following assumptions: (i) expected volatility – 75%, (ii) risk free interest rate – 1.74%, (iii) expected life – 10 years, and (iv) expected dividend yield of zero.

C.	Summary

Stock compensation expense for the three and six months ended October 31, 2020 was as follows:

	3 months	6 months

General and administrative	$94,629	$189,258
Research and development	9,945	19,890
Operations	2,487	4,974
	$107,061	$214,122

There was no compensation expense recognized in the three months ended October 31, 2019.

Options exercisable as of October 31, 2020 totaled 572,476. The remaining weighted average contractual term of the options outstanding at October 31, 2020 was 8.73 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at October 31, 2020 of $1.21 over the exercise price of each option, was $492,753.

Note 12 - Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 4 convertible notes issued totaling $600,000 which included a ratchet provision in the conversion price of the lower of 1.00 or 25% discount of the price per share of Common Stock offered in the Qualified offering and also include a ratchet provision. Attached to these notes as additional consideration was 399,998 5-year warrants with a conversion price of the lower of 1.50 or 25% discount of the price per share of Common Stock offered in the Qualified offering and also include a ratchet provision. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of October 31, 2020. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $83,803 and derivative expense of $148,587 during the six and months ended October 31, 2020. As of October 31, 2020, the fair market value of the derivatives aggregated $812,390, using the following assumptions: estimated 2.00-5.00-year term, estimated volatility of 88.80-95.11%, and a discount rate of 0.13-0.33%.

Financial instruments measured at fair value on a recurring basis at October 31, 2020, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$—	$812,390	$—	$812,390

Note 13 - Related-Party Transactions

Shares Issued for Services – In May 2019, we issued 1,570 shares of common stock valued at $70,000 to a shareholder for legal services provided to us. In April 2020, we issued 150,000 shares of common stock with a fair market value of $204,000 to a different law firm for services provided to us.

Convertible Note Financing – In December 2019, we completed a convertible note financing with a member of the Board of Directors for $125,000 and with our Chief Executive Officer for $25,000. The same Board member invested $300,000 in the convertible note financing completed in October 2020. See Note 6 for details on the terms of the transaction.

Payable to Aerocarve – During the three months ended October 31, 2020, the Company received advances totaling $70,000 from Aerocarve, which is controlled by the Company’s Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid.

Note 14 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

On November 6, 2020, the Company completed the acquisition of Fat Shark Holdings which was paid through (i) the issuance of 5,227,223 shares of common stock with an agreed value of $5,750,000 (ii) a senior secured promissory note in the original principal amount of $1,000,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000 in cash. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction.

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

Merger Agreement with Rotor Riot, LLC

On December 31, 2019, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Rotor Riot Acquisition Corp., a wholly owned Ohio subsidiary of the Company (the “Ohio Acquisition Sub”), Rotor Riot, LLC, an Ohio limited liability company (“Rotor Riot”), and the three members of Rotor Riot (the “Members”). Pursuant to the terms of the Merger Agreement, upon consummation of the merger contemplated by the Merger Agreement (the “Merger”), the Ohio Acquisition Sub merged with and into Rotor Riot, with Rotor Riot continuing as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, the issued and outstanding membership interests of Rotor Riot held by the Members, which represented 100% of Rotor Riot’s issued and outstanding membership interests, were converted into shares of common stock of the Company. On January 22, 2020, the parties to the Merger Agreement entered into an amendment to the Merger Agreement, joined in by Rotor Riot Acquisition Corp., a newly formed, wholly owned Delaware subsidiary of the Company (the “Delaware Acquisition Sub”), pursuant to which, among other things, the Delaware Acquisition Sub replaced the Ohio Acquisition Sub as the acquisition subsidiary to merge with and into Rotor Riot in connection with the Merger.

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

Immediately following the Merger, the Company had 19,148,698 shares of common stock issued and outstanding. In connection with the Merger, BRIT, received 1,997,684 shares, which represented approximately 10.4% of the Company following the consummation of the Merger.

The Merger was intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

Fat Shark Acquisition

On September 30, 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Fat Shark Holdings, Ltd., (“Fat Shark”), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries for an aggregate purchase price of $7,000,000. Pursuant to the Share Purchase Agreement, at the closing on November 6, 2020, $5,750,000 of the purchase price was paid by the Company by the issuance of (i) 5,227,223 shares of common stock (784,091 of which will be held in escrow for up to 18 months to satisfy indemnification obligations of Fat Shark and French and certain working capital adjustments) and (i) a senior secured promissory note in the original principal amount of $1,000,000, subject to a floating charge under Cayman Island law on all of the assets of Fat Shark and its subsidiaries, and $250,000 in cash. The indemnification obligations are subject to certain limitations and survive for two years following closing and require $25,000 in claims before any claim can be asserted.

The Share Purchase Agreement also provides that for two years following closing, neither French nor his affiliates may engage in a business competing with the Company’s drone or FPV goggle business or solicit any of the Company’s customers or suppliers.

The Company agreed to register the shares issuable in the transaction under the Securities Act of 1933, as amended (the “Act”), under certain circumstances and the shares are subject to various restrictions on disposition for a period of two years following closing. At any time following a private or public offering of debt or equity securities of at least $6 million prior to the three year anniversary of closing (“Qualified Financing”) (during which offerings French also has the right to sell up to $1,000,000 of the shares received), French has the right to a single demand registration under the Act of all or a portion of the shares, unless the aggregate public offering price (before deducting discounts and commissions) is less than $25,000,000.

Up to the greater of 20% or $1,000,000 of the shares received by French may be sold prior to the 12 month anniversary of the closing in privately negotiated transactions (provided the purchaser agrees to be subject to the same restrictions on such shares), thereafter for twelve months, up to 10% of the average daily volume of the common stock during the prior 10 trading days may be sold. The Share Purchase Agreement also requires French to sell a pro-rata amount of his common stock and provides for mandatory participation in certain sales by the Company.

In addition, on November 2, 2020, Fat Shark issued a senior note in the amount of $1,500,000 to French based upon an estimated positive working capital adjustment to the note of $500,000 and cancelled approximately $950,000 in indebtedness owed by Fat Shark to French. The note matures on November 1, 2023, subject to partial acceleration and repayment in certain circumstances including from the sale of certain securities by the Company for cash. The note is subject to a floating charge under Cayman law on all of the assets of Holdings and its subsidiaries.

Plan of Operations

The Company’s primary business is to provide products, services and solutions to the drone industry. It operates in three sectors of the drone industry. Rotor Riot designs and sells drones and related components. Rotor Riot is focused on the consumer market and sells its products through its e-commerce platform operated at www.rotorriot.com. The Company is also developing software solutions to provide secure cloud-based analytics, storage and services for the drone industry. Its initial product candidate is Dronebox, a blockchain technology that records, stores and analyzes flight data and information from a drone, much like the “black box” utilized by the airline industry. The Company plans to offer Dronebox as a Software-as-a-Service platform.

The Company closed the acquisition of Fat Shark Holdings (“Fat Shark”) on November 6, 2020. Fat Shark is a leading provider of headsets and goggles for professional FPV (First Person View) racers and drone pilots and has an estimated 85% share of its market. The Company expects that Fat Shark will generate a majority of its revenue over the next 12 months. This acquisition continues the Company’s efforts to become a fully-integrated drone business with a strong supply chain, as well as a provider of software solutions for the drone industry.

Results of Operations

Three Months Ended October 31, 2020 and October, 2019

Revenue

During the three months ended October 31, 2020 (or the “2020 period”), we generated revenues totaling $427,807 compared to zero revenues during the three months ended July 31, 2019 (or the “2019 period”). On January 23, 2020, we completed a merger with Rotor Riot which sells drone technology on its e*commerce site located at www.rotorriot.com. The sales reported in the 2020 period represent those generated on the e*commerce site during the three months ended October 31, 2020. Prior to the merger with Rotor Riot, we did not have any revenue generating activities.

Operating Expenses

During the three months ended October 31, 2020, we incurred operations expense of $122,697 compared to zero during the 2019 period. Expenses incurred during the 2020 period related to the core operations of Rotor Riot which began in January 2020 following our merger with Rotor Riot. During the three months ended October 31, 2020, we incurred research and development expenses totaling $96,559 compared to $76,724 for the three months ended October 31, 2019 resulting in a increase of $19,835, or 26%. The increase relates to payroll associated with employees hired from Rotor Riot who are working on the research and development of new drone technologies. During the three months ended October 31, 2020, we incurred sales and marketing expenses of $24,679 compared to zero during the three months ended October 31, 2019. Costs incurred in the 2020 period related to the Rotor Riot business and included sales commissions for referrals. During the three months ended October 31, 2020, we incurred general and administrative expenses totaling $345,007 compared to $139,397 for the three months ended October 31, 2019 resulting in an increase of $205,610, or 148%. Stock based compensation costs included in general and administrative expenses totaled $94,629 in the 2020 period compared to zero in the 2019 period. In addition, professional services costs were significantly higher in the 2020 period because the Company is now a commercial enterprise with more complex operations compared to the 2019 period when the Company was in a developmental stage.

Other Expense

Other expense totaled $232,390 during the three months ended October 31, 2020 compared to zero during the three months ended October 31, 2019. The expense incurred during the 2020 period related to the Derivative Liability recorded in connection with the Company’s issuance of Convertible debentures and warrants in October 2020. There were no such transactions during the 2019 period.

Net Loss

Net Loss during the three months ended October 31, 2020 totaled $722,281 compared to a Net Loss of $216,121 during the three months ended October 31, 2019, representing an increase of $506,160, or 234%. Operating expenses totaled $588,942 during the 2020 period compared to $216,121 during the 2019 period, representing an increase of $372,821, or 172%. This increase is attributable to the merger with Rotor Riot in January 2020 and costs associated with operating that business. Other expense totaled $232,390 during the three months ended October 31, 2020 compared to zero during the three months ended October 31, 2019. The expense incurred during the 2020 period related to the Derivative Liability recorded in connection with the Company’s issuance of Convertible debentures and warrants in October 2020. These increases were partially offset by a positive gross margin of $99,051 from operations of the Rotor Riot e*commerce site during the 2020 period.

Six Months Ended October 31, 2020 and October, 2019

Revenue

During the six months ended October 31, 2020 (or the “2020 period”), we generated revenues totaling $976,089 compared to zero revenues during the six months ended July 31, 2019 (or the “2019 period”). On January 23, 2020, we completed a merger with Rotor Riot which sells drone technology on its e*commerce site located at www.rotorriot.com. The sales reported in the 2020 period represent those generated on the e*commerce site during the six months ended October 31, 2020. Prior to the merger with Rotor Riot, we did not have any revenue generating activities.

Operating Expenses

During the six months ended October 31, 2020, we incurred operations expense of $211,730 compared to zero during the 2019 period. Expenses incurred during the 2020 period related to the core operations of Rotor Riot which began in January 2020 following our merger with Rotor Riot. During the six months ended October 31, 2020, we incurred research and development expenses totaling $193,814 compared to $262,419 for the six months ended October 31, 2019 resulting in a decrease of $68,605, or 26%. During the first half of the 2019 period, personnel resources were substantially dedicated to the research and development of drone technologies and software. These efforts have decreased, both in absolute dollars and relative to the Company’s overall allocation of its personnel resources, during the 2020 period as the Company’s focus has transitioned to operating a commercial enterprise. During the six months ended October 31, 2020, we incurred sales and marketing expenses of $48,815 compared to zero during the three months ended October 31, 2019. Costs incurred in the 2020 period primarily related to the Rotor Riot business and included sales commissions for referrals. During the six months ended October 31, 2020, we incurred general and administrative expenses totaling $619,977 compared to $275,204 for the six months ended October 31, 2019 resulting in an increase of $344,773, or 125%. Stock based compensation costs included in general and administrative expenses totaled $189,258 in the 2020 period compared to zero in the 2019 period. In addition, professional services costs were significantly higher in the 2020 period because the Company is now a commercial enterprise with more complex operations compared to the 2019 period when the Company was in a developmental stage.

Other Expense

Other expense totaled $232,390 during the six months ended October 31, 2020 compared to zero during the six months ended October 31, 2019. The expense incurred during the 2020 period related to the Derivative Liability recorded in connection with the Company’s issuance of Convertible debentures and warrants in October 2020. There were no such transactions during the 2019 period.

Net Loss

Net Loss during the six months ended October 31, 2020 totaled $1,105,525 compared to a Net Loss of $537,623 during the six months ended October 31, 2019, representing an increase of $567,902, or 106%. Operating expenses totaled $1,074,336 during the 2020 period compared to $537,623 during the 2019 period, representing an increase of $536,713, or 100%. This increase is attributable to the merger with Rotor Riot in January 2020 and costs associated with operating that business. Other expense totaled $232,390 during the six months ended October 31, 2020 compared to zero during the six months ended October 31, 2019. The expense incurred during the 2020 period related to the Derivative Liability recorded in connection with the Company’s issuance of Convertible debentures and warrants in October 2020. These increases were partially offset by a positive gross margin of $201,201 from operations of the Rotor Riot e*commerce site during the 2020 period.

Cash Flows

Operating Activities

Net cash used in operating activities was $568,452 during the three months ended October 31, 2020 compared to net cash used in operating activities of $415,848 during the three months ended October 31, 2019 representing an increase of $152,604, or 37%. Net cash used in operations, net of non-cash expenses associated with the Derivative Liability and stock based compensation, totaled $640,612 in the 2020 period compared to $525,556 in the 2019 period, resulting in an increase of 115,056, or 22%. The increase primarily related to higher net costs associated with becoming a commercial enterprise through the merger with Rotor Riot in January 2020. Net cash provided through changes in operating assets and liabilities totaled $72,160 during the three months ended October 31, 2020 compared to $109,708 during the three months ended October 31, 2019, representing a decrease of $37,548, or 34%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

No cash was provided by investing activities during the three months ended October 31, 2020 compared to $24,704 during the three months ended October 31, 2019. The Company acquired $24,704 of cash in connection with an acquisition completed in the 2019 period.

Financing Activities

Net cash provided by financing activities totaled $811,849 during the six months ended October 31, 2020 compared to $152,239 during the six months ended October 31, 2019, representing an increase of $659,610, or 433%. Financing activities can vary, in nature and amount, from period to period. During the 2020 period, net cash of $580,000 and $235,756 was provided through the issuance of convertible debentures and notes payable, respectively. During the 2019 period, net cash of $152,239 was provided through the exercise of a warrant.

Liquidity and Capital Resources

As of October 31, 2020, we had current assets totaling $650,551, including cash of $480,065 and inventory of $170,486. Current liabilities as of October 31, 2020 totaled $1,989,456 including derivative liability of $812,390, notes payable totaling $354,527, accounts payable totaling $355,092 and amounts due to a related party of $329,777. Our net working capital as of October 31, 2020 was negative $1,388,905.

We have only recently begun generating revenues and have reported net losses since our inception. To date, we have funded our operations through private offerings of common stock primarily from individual private investors. We do not have sufficient cash resources to meet our working capital needs for the next 12 months and will require additional capital in order to execute our business plan.

2019 Convertible Note Offering

In November 2019, we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer. (collectively, the “Notes”). The Notes have a two-year term and bear interest at a rate of 12%. Interest on the Notes may be paid in cash or in shares of common stock of the Company at the Conversion Price (as defined below). The Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (a “Qualified Offering”), then at the 30 day volume weighted average of the closing price of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (the “Conversion Price”) . We may, upon 10 business days prior notice, pre-pay the Notes, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the Note issuance will be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest will become immediately due and payable. Additionally, under the Note, unless waived by the holder, the holder is not be entitled to convert the Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date.

2020 Convertible Note Offering

On October 5, 2020, the Company closed a private offering of convertible promissory notes in the aggregate principal amount of $600,000 and issued five-year warrants to purchase an aggregate of 399,996 shares of common stock. The notes accrue interest at the rate of 12% per annum and are payable two years from the date of issuance. The notes are convertible into common stock at a conversion price of $1.00 per share or, upon the consummation of an offering of common stock resulting in the listing for trading on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange at a price equal to 75% of the price of the securities sold in such offering (a “Qualified Offering”). The notes also contain protection from dilution in the event of a lower priced issuance.

Upon an event of default, as described in the note, the conversion price will equal the lower of (i) the thirty day volume weighted average of the closing price of the Company’s common stock if the conversion occurs prior to a Qualified Offering, or (ii) 65% multiplied by the lowest closing price of the common stock during the twenty consecutive trading day period immediately prior to the conversion.

The Company may prepay all or any portion of the note, without penalty or premium, upon at least ten business days’ prior notice to the noteholder. Upon issuance by the Company of a security, or amendment to a security, that the noteholder reasonably believes is more favorable, such term, at noteholder’s option, will become a part of the note, except for certain exempt issuances. No conversions under the note will be effected that will result in the noteholder, together with any affiliate, beneficially owning in excess of 9.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.

The Warrants are exercisable at a price equal to the lower of (i) $1.50 per share or (ii) if a Qualified Offering occurs, at a 25% discount to the price per share of the common stock offered in such Qualified Offering. The number of shares of common stock for which the Warrant is exercisable is subject to adjustment in the event of a stock split or dividend, and similar event or certain corporate events such reorganizations and mergers. In the event of a reorganization or reclassification of capital stock, the consolidation or merger, or the sale or other disposition of all or substantially all the property, assets, business, and goodwill of the Company, the warrant holder will be entitled to purchase the kind and amount of shares of capital stock which the Warrant entitled the warrant holder to purchase immediately prior to such event. The Warrants also include piggyback registration rights.

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

Going Concern

We have only recently begun generating revenues and have reported net losses since our inception. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and/or upon obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2020 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We are presently seeking to address these going concerns through efforts to raise capital through the public markets, release our first commercial product and pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of October 31, 2020. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2020.

Our disclosure controls and procedures are not effective for the following reasons:

We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. Specifically, we only have one individual, our Chief Financial Officer, who reviews, evaluates, approves, and records non-routine transactions and initiates journal entries, approves journal entries, and posts journal entries to the general ledger. There is no independent review of any financial duties performed by this individual. In November 2020, the Company hired a corporate controller to support the Chief Financial Officer and plans to utilize such additional resources to strengthen internal controls, including segregation of duties.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On September 18, 2020 we issued 209,758 shares of common stock to a director upon the conversion of a promissory note in the principal amount of $125,000 and $11,342 of accrued interest.

On October 5, 2020, we closed a financing which included the issuance of (i) convertible notes to four investors in the aggregate amount of $600,000 and (ii) warrants to purchase an aggregate of 399,998 shares of common stock at an exercise price equal to the lower of $1.50 per share to or at a 25% discount to the price per share of common stock sold in a Qualified Offering. A director of the Company purchased $300,000 of the convertible notes and was issued 200,000 of the warrants.

On October 7, 2020, we issued 471,521 shares of common stock to an investor upon the conversion of a promissory note in the principal amount of $300,000 and $31,266 of accrued interest.

On October 9, 2020, we issued 29,166 shares of common stock to our chief executive officer upon the conversion of a promissory note in the principal amount of $25,000 and $2,416 of accrued interest.

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

Date: December 21, 2020	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: December 21, 2020	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

