Form 10-Q
period 2021-01-31
Red Cat Holdings, Inc.
filed 2021-03-22
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: January 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 000-31587

Red Cat Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
370 Harbour Drive, Palmas del Mar
Humacao, PR	00791
(Address of principal executive offices)	(Zip Code)

(833) 373-3228

(Registrant's telephone number, including area code)

N/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 22, 2021, there were 27,460,926 shares of the registrant’s common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS
Condensed Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2021	2020
ASSETS
Current Assets
Cash	$471,652	$236,668
Accounts Receivable, net	312,414	-
Inventory	708,017	78,650
Other	505,865	3,020
Total Current Assets	1,997,948	318,338

Goodwill	9,449,333	2,466,073
Intangible assets, net	631,429	20,000
Other	3,853	3,853

TOTAL ASSETS	12,082,563	2,808,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	873,312	249,050
Accrued Expenses	209,804	89,342
Notes Payable	177,279	118,771
Due to Related Party	395,544	333,684
Customer deposits	96,580	38,419
Derivative liability	9,144,226	-
Total Current Liabilities	10,896,745	829,266

Convertible debentures, net	79,187	450,000
Due to Related Party	1,753,000	-
Total Long Term Liabilities	1,832,187	450,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 158,704 and 208,704	1,587	2,087
Series B Preferred Stock - shares authorized 4,300,000; outstanding 2,726,882 and 3,681,623	27,269	36,816
Common stock - shares authorized 500,000,000; outstanding 27,160,926 and 20,011,091	27,161	20,011
Additional paid-in capital	11,961,152	4,043,837
Accumulated deficit	(12,663,538)	(2,573,753)
Total Stockholders' Equity	(646,369)	1,528,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,082,563	$2,808,264

See accompanying notes.
4

RED CAT HOLDINGS
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2021	2020	2021	2020

Revenues	$2,145,988	$34,538	$3,122,077	$34,538

Cost of goods sold	1,576,265	16,234	2,351,153	16,234

Gross Margin	569,723	18,304	770,924	18,304

Operating Expenses
Operations	146,539	-	353,295	-
Research and development	167,968	94,979	341,892	354,146
Sales and marketing	48,719	-	97,534	-
General and administrative	499,155	212,482	929,874	478,871
Stock based compensation	854,195	149,462	1,068,317	161,529
Total operating expenses	1,716,576	456,923	2,790,912	994,546
Operating loss	(1,146,853)	(438,619)	(2,019,988)	(976,242)

Other Expense
Amortization Expense	5,571	-	5,571	-
Derivative Expense	4,481,701	-	4,630,288	-
Change in Fair Value of Derivative	3,350,135	-	3,433,938	-
Other Expense	$7,837,407	$-	$8,069,797	$-

Net loss	$(8,984,260)	$(438,619)	$(10,089,785)	$(976,242)

Loss per share - basic and diluted	$(0.34)	$(0.02)	$(0.46)	$(0.08)

Weighted average shares outstanding - basic and diluted	26,232,755	17,732,298	22,161,745	11,556,950

RED CAT HOLDINGS, INC.
Consolidated Statements of Changes in Stockholders' Equity (Unaudited)

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2019	-	-	-	-	$179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,685		684,699

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock	(1,960,364)	(19,604)	(240,000)	(2,400)	16,536,164	16,536	5,467		-

Shares Issued for Services					1,570	2	69,998		70,000

Net Loss								(321,502)	(321,502)

Balances, July 31, 2019	208,704	2,087	3,972,645	39,726	16,929,048	16,929	1,598,261	(1,293,324)	363,679

Stock based compensation							12,067		12,067

Net Loss								(216,121)	(216,121)

Balances, October 31, 2019	208,704	2,087	3,972,645	39,726	16,929,048	16,929	1,610,328	(1,509,445)	159,625

Exercise of warrants					469,874	470	151,769		152,239

Conversion of Preferred Stock			(291,022)	(2,910)	242,519	243	2,668		-

Merger with Rotor Riot					2,219,650	2,220	1,817,893		1,820,113

Stock based compensation							149,462		149,462

Net Loss								(438,619)	(438,619)

Balances, January 31, 2020	208,704	2,087	3,681,623	36,816	19,861,091	19,861	3,732,120	(1,948,064)	1,842,820

Balances, April 30, 2020	208,704	2,087	3,681,623	36,816	20,011,091	20,011	4,043,837	(2,573,753)	1,528,998

Stock based compensation							107,061		107,061

Net Loss								(383,244)	(383,244)

Balances, July 31, 2020	208,704	2,087	3,681,623	36,816	20,011,091	20,011	4,150,898	(2,956,997)	1,252,815

Conversion of Debt					710,444	711	494,314		495,025

Stock based compensation							107,061		107,061

Net Loss								(722,281)	(722,281)

Balances, October 31, 2020	208,704	$2,087	3,681,623	$36,816	20,721,535	$20,722	$4,752,273	$(3,679,278)	$1,132,620

Acquisition of Fat Shark					5,227,273	5,227	6,345,849		6,351,076

Conversion of Preferred Stock	(50,000)	(500)	(954,741)	(9,547)	1,212,118	1,212	8,835		-

Stock based compensation							854,195		854,195

Net Loss								(8,984,260)	(8,984,260)

Balances, January 31, 2021	158,704	$1,587	2,726,882	$27,269	27,160,926	$27,161	$11,961,152	$(12,663,538)	$(646,369)

RED CAT HOLDINGS, INC.
Condensed Consolidated Cash Flows Statements (Unaudited)

	Nine months ended January 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(10,089,785)	$(976,242)
Stock based compensation	1,068,317	161,529
Amortization of intangible assets	5,571	-
Amortization of debt discount	79,187	-
Derivative expense	4,630,288	-
Change in fair value of derivative	3,433,938	-
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Accounts receivable	(63,255)	-
Inventory	(405,987)	4,105
Other	(118,613)	77,670
Customer deposits	32,967	-
Accounts payable	345,227	38,152
Accrued expenses	165,129	(9,865)
Net cash used in operating activities	(917,016)	(704,651)

Cash Flows from Investing Activities
Acquired through acquisitions	-	46,327
Payment for acquisition, net of cash acquired	(48,368)	-
Net cash (used in) provided by investing activities	(48,368)	46,327

Cash Flows from Financing Activities
Proceeds from exercise of warrants	-	152,239
Proceeds from related party obligations	79,000	-
Payments under related party obligations	(17,140)	-
Proceeds from notes payable	424,419	-
Payments under notes payable	(365,911)	(4,490)
Proceeds from convertible debentures	1,080,000	450,000
Net cash provided by financing activities	1,200,368	597,749

Net increase (decrease) Cash	234,984	(60,575)
Cash, beginning of period	236,668	503,438
Cash, end of period	$471,652	$442,863

Cash paid for interest	10,749	-
Cash paid for taxes	-	-

Noncash transactions
Common stock issued for services	$-	$70,000
Fair value of shares exchanged in acquisitions	$6,351,076	$1,937,867
Issuance of Note Payable – Related Party in acquisition	$1,753,000	$-
Conversion of Notes into common stock	$450,000	$-
Conversion of accrued interest into common stock	$45,024	$-

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2021 and 2020

(unaudited)

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2020 of Red Cat Holdings, Inc. (the “Company” or “Red Cat”), filed with the Securities and Exchange Commission (“SEC”) on August 13, 2020.

Note 1 - The Business

The Company was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services and solutions to the drone industry. It operates in two sectors of the drone industry. Rotor Riot, LLC, an Ohio limited liability company and a wholly owned subsidiary (“Rotor Riot”), designs and sells drones and related components. Rotor Riot is focused on the consumer market and sells its products through its e-commerce platform operated at www.rotorriot.com. The Company is also developing software solutions to provide secure cloud-based analytics, storage and services for the drone industry. Its initial product candidate is Dronebox, a blockchain technology that records, stores and analyzes flight data and information from a drone, much like the “black box” utilized by the airline industry. The Company plans to offer Dronebox as a Software-as-a-Service platform.

The Company closed the acquisition of Fat Shark Holdings (“Fat Shark”) on November 2, 2020. Fat Shark is a leading provider of headsets and goggles for professional FPV (First Person View) racers and drone pilots and has an estimated 85% share of its market. The Company expects that Fat Shark will generate a majority of its revenue over the next 12 months. This acquisition continues the Company’s efforts to become a fully-integrated drone business with a strong supply chain, as well as a provider of software solutions for the drone industry.

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

Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share of preferred stock and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock converted automatically to common stock upon the effectiveness of the reverse split of our common stock in August 2019 except for shares subject to an ownership limitation. This common stock and Series A Preferred Stock issued under the SEA constituted approximately 83.33% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share of preferred stock and votes together with the common stock on an as-converted basis. The Series B Preferred Stock issued under the SEA constituted approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

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

Under the Merger Agreement, each member of Rotor Riot received its pro rata portion of the total number of shares of the Company’s common stock issued based on (A)(i) $3,700,000 minus (ii) $915,563 (which included certain debt and other obligations of Rotor Riot and its Chief Executive Officer that the Company agreed to assume (the “Assumed Obligations”) divided by (B) the variable weighted average price (“VWAP”) of the Company’s common stock for the twenty trading days prior to the closing of the Merger. Based on a share issuance value of $2,784,437 and a VWAP of $1.25445, the Company issued an aggregate of 2,219,650 shares of common stock to the members of Rotor Riot.

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

I.	Purchase Price

Shares issued	$1,820,114
Promissory note issued	$175,000
Total Purchase Price	$1,995,114

II.	Purchase Price Allocation

Assets Acquired
Cash	$21,623
Accounts receivable	28,500
Other assets	3,853
Inventory	127,411
Trademark	20,000
Brand Name	578,000
Customer Relationships	39,000
Goodwill	1,756,023
Total assets acquired	$2,574,410

Liabilities Assumed
Accounts Payable and accrued expenses	$171,651
Notes payable	209,799
Due to Related Party	197,846
Total liabilities assumed	579,296
Net assets acquired	$1,995,114

During the quarter ended January 31, 2021, the Company adjusted the initial carrying value of Goodwill to reflect the values of other intangible assets acquired as determined by an independent valuation services firm.  These included Customer Relationships with a value of $39,000 and Brand Name with a value of $578,000. Customer relationships are being amortized over 7 years. The carrying value of Brand Name will be evaluated on a quarterly basis, including a formal evaluation at year end.

D.	Fat Shark Acquisition

On September 30, 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Fat Shark Holdings (“Fat Shark”), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries. The transaction closed on November 2, 2020 and was valued at $8,354,076 based on (i) the issuance of 5,227,273 shares of common stock with a value of $6,351,076 on the date of closing (ii) a senior secured promissory note in the original principal amount of $1,753,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction. A summary of the purchase price and initial purchase price allocation is as follows:

I.	Purchase Price

Shares issued	$6,351,076
Promissory note issued	1,753,000
Cash	250,000
Total Purchase Price	$8,354,076

II.	Purchase Price Allocation

Assets Acquired
Cash	$201,632
Accounts receivable	249,159
Other assets	384,232
Inventory	223,380
Goodwill	7,600,260
Total assets acquired	$8,658,663

Liabilities Assumed
Accounts Payable and accrued expenses	$279,393
Customer Deposits	25,194
Total liabilities assumed	304,587
Net assets acquired	$8,354,076

The foregoing amounts reflect our current estimates of fair value as of the November 2, 2020 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Fat Shark brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgement.

Convertible Note Offering

On October 5, 2020, the Company closed a private offering of convertible promissory notes (the “2020 Notes”) in the aggregate principal amount of $600,000 which included the issuance of five-year warrants to purchase an aggregate of 399,998 shares of common stock. The 2020 Notes accrue interest at the rate of 12% per annum and are payable two years from the date of issuance. The 2020 Notes are convertible into common stock at a conversion price equal to the lower of (i) $1.00 per share or, (ii) at a price equal to 75% of the price of an offering of common stock that results in the listing for trading on certain stock exchanges (a “Qualified Offering”). The 2020 Notes also contain protection from dilution which would lower the conversion price in the event of a lower priced issuance. An event of default could also result in a reduction of the conversion price.

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

On January 27, 2021, the Company closed a private offering of convertible promissory notes (the “2021 Notes”) in the aggregate principal amount of $500,000 which included the issuance of five-year warrants to purchase a number of shares of common stock equal to 135% of the dollar amount of the Note. The 2021 Notes accrue interest at the rate of 12% per annum and are payable two years from the date of issuance. The 2021 Notes are convertible into common stock at a conversion price equal to the lower of (i) $1.00 per share, if the conversion occurs prior a Qualified Offering, or (ii) a 25% discount of the price per share of common stock offered in the Qualified Offering, if the conversion occurs simultaneous with the Qualified Offering. The Company may prepay any portion of the 2021 Notes, without penalty or premium, upon ten business days’ notice. The Warrants are exercisable for a period of five years at a price equal to the lower of (i) $1.50 per share, or (ii) a 25% discount to the price per share of common stock offered in the Qualified Offering.

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we have negative working capital of $8,898,797 at January 31, 2021 and have accumulated losses totaling approximately $12.7 million through January 31, 2021. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our subsidiaries, Red Cat Propware, Inc., Rotor Riot, LLC, and Fat Sharking Holdings. Intercompany transactions and balances have been eliminated.

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

Cash – At January 31, 2021, we had cash of $471,652 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Other Assets – Other Assets at January 31, 2021 include $473,545 of prepaid inventory, $22,948 of prepaid expenses, and $9,372 of security deposits.

Leases – Leases at January 31, 2021 are short term in nature and do not require accounting under the lease accounting standards.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are received. Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $96,580 and $38,419 at January 31, 2021 and April 30, 2020, respectively.

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

Comprehensive Loss –During the three and nine months ended January 31, 2021 and 2020, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

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

Note 4 - Notes Payable

A.	PayPal

PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. In November 2019, Rotor Riot entered into an agreement with PayPal under which it borrowed $100,000. The note was repaid in January 2021. In January 2021, Rotor Riot borrowed $75,444 from PayPal which is being repaid through daily payments equal to 20% of the net amount of each customer payment. The balance outstanding at January 31, 2021 was $75,369.

B.	Shopify Capital

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has “purchased receivables” at a discount.  Shopify retains a portion of the Company’s daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a finance charge, in full, in the month in which the agreement is executed.  The Company assumed an existing agreement when it acquired Rotor Riot in January 2020.  This agreement was repaid in May 2020.  Since then, the Company has entered into the following agreements with Shopify:

Date of Transaction	Purchased Receivables	Payment to Company	Withholding Rate	Status at January 31, 2021
May 2020	$158,200	$140,000	17%	Completed – October 2020
September 2020	$209,050	$185,000	17%	$101,910 Outstanding

Note 5 - Due to Related Party

A.	Short Term

I.	Note Payable to BRIT, LLC

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed in a management role with the Company.

Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually and provides for monthly principal payments of $3,500. The outstanding principal amount and all accrued interest is due on the earlier of (a) January 23, 2021 or (b) the closing of an equity offering by the Company of at least $3,500,000. The principal balance and accrued interest on the note totaled $153,814 and $8,517 at January 31, 2021, respectively.

II.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company assumed responsibility to pay at the effective time of the Merger. These obligations bear interest at annual rates ranging from 7.5% to 21.74%. The outstanding balance totaled $167,730 at January 31, 2021.

III.	Payable to Aerocarve

In August 2020 and December 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company’s Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance owed at January 31, 2021 was $74,000.

B.	Long Term

I.	Payable to Greg French

In connection with the acquisition of Fat Shark as of November 2, 2020, the Company issued a secured promissory note in the amount of One Million Seven Hundred Fifty-Three Thousand Dollars ($1,753,000) to the seller, Greg French, which matures on November 1, 2023. The note bears interest at 3% annually.

Note 6 - Convertible Debentures

In November 2019, we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019, we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “2019 Notes”). In September and October 2020, the entire $450,000 of 2019 Notes, plus accrued interest totaling $45,204, was converted into 710,444 shares of common stock. The Notes had a term of 2 years and accrued interest at an annual rate of 12% through the date of conversion.

In October 2020, we closed a private offering in which we sold $600,000 of convertible promissory notes (“Promissory Notes”) and issued warrants to purchase 399,998 shares of common stock.  The Promissory Notes accrue interest at 12% annually, and the principal and accrued interest is due two (2) years from the date of issuance.  The Promissory Notes are convertible into shares of our common stock at a price equal to the lower of $1.00, or (b) at a price equal to 75% of the price of securities sold in a Qualified Offering.  The terms of a Promissory Note will be amended if a holder believes that a security issued, or amended, after the issuance of the Promissory Note includes any term or provision more favorable than those provided in the Notes.  The warrants are exercisable for five (5) years and entitle the holder to purchase common shares at a price equal to the lower of (i) $1.50, or (ii) a 25% discount to the price per share of common stock offered in a Qualified Offering.  In March 2021, the Company received notice from 100% of the holders of their intent to convert the entire amount of their Notes, plus accrued interest, into shares of common stock.  The conversion and issuance had not yet been processed and completed at the date of the filing of this report on Form 10-Q.

In January 2021, we closed a private offering, resulting in gross proceeds of $500,000, of Units consisting of (i) a convertible note and (ii) a warrant to purchase the number of shares of common stock equal to 135% of the dollar amount of the Note.  The convertible notes (the “Notes”) accrue interest at 12% annually, and the principal and accrued interest is due two (2) years from the date of issuance.  The Notes are convertible into shares of our common stock at a price equal to the lower of (a) $1.00, if the conversion occurs prior to a “Qualified Offering”, or (b) a 25% discount of the price per share of common stock offered in a Qualified Offering.  The Notes may be converted at any time by the holder but will automatically convert upon the closing of a Qualified Offering.  The terms of a Note will be amended if a holder believes that a security issued, or amended, after the issuance of the Note includes any term or provision more favorable than those provided in the Notes.  The conversion price of the Notes will be reduced if the Company issues any security at an effective price lower than the conversion price of the Notes.  The warrants are exercisable for five (5) years and entitle the holder to purchase common shares at a price equal to the lower of (i) $1.50, or (ii) a 25% discount to the price per share of common stock offered in a Qualified Offering.  In March 2021, the Company received notice from 100% of the holders of their intent to convert the entire amount of their Notes, plus accrued interest, into shares of common stock.  The conversion and issuance had not yet been processed and completed at the date of the filing of this report on Form 10-Q.

Note 7 - Income Taxes

Our operating subsidiary, Red Cat Propware, Inc., is incorporated and based in Puerto Rico which is a commonwealth of the United States. We are not subject to taxation by the United States as Puerto Rico has its own taxing authority which passed the Export Services Act, also known as Act 20, in 2012. Under Act 20, eligible businesses are subject to a special corporate tax rate of 4%. Since inception, we have incurred net losses in each year of operations. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At January 31, 2021 and April 30, 2020, we had accumulated deficits of approximately $12,700,000 and $2,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $508,000 and $104,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2021 and April 30, 2020.

Note 8 - Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

Note 9 - Preferred Stock

Our Series A Preferred Stock (“Series A Stock”) is convertible to common stock at a ratio of 8.33 shares of common stock for each share of Series A Stock, and votes together with the common stock on an as-converted basis. The Series A Preferred Stock was originally issued under the Securities Exchange Agreement, as further described in Note 1. The Series A Stock was automatically converted into shares of common stock upon the effectiveness of our reverse stock split in August 2019, except for 208,704 shares which were subject to a limitation on the number of shares of common stock that can be held by the holder of those shares of Series A Stock. Conversions of Series A Stock into Common Stock since August 2019 are as follows:

Date	Series A	Common Stock
November 2020	50,000	416,500

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

Date	Series B	Common Stock
July 2019	240,000	200,000
November 2019	60,000	50,000
December 2019 January 2021	231,022 954,741	192,519 795,618

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

In January 2021, the Company issued five-year warrants to purchase a total of 675,000 shares in connection with the issuance of $500,000 of convertible notes. The warrants have an initial exercise price of $1.50 which may be reduced to (i) a 25% discount of the price per share of Common Stock offered in a future qualified offering and also include a ratchet provision. The warrants were valued at $2,870,666 using the multinomial lattice model and are considered derivative liabilities under ASC 815-40.

The following table presents the assumptions used to estimate the fair values of the warrants:

January 31, 2021
Expected volatility	86-104%
Expected dividends	0%
Expected term	4.67-5 Years
Risk-free interest rate	0.10-0.41%

The following table summarizes the changes in warrants outstanding issued to non-employees of the Company during the nine months ended January 31, 2021.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Expiration Date (yrs)	Value if Exercised
Balance as of April 30, 2020	-	-	-	-	$-
Granted	1,074,998	1.50	4.17	5.00	1,612,497
Exercised	-	-	-	-	-
Cancelled/Expired	-	-	-	-	-
Outstanding as of January 31, 2021	1,074,998	$1.50	$4.17	4.87	$1,612,497

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

C.	January 2021 Issuances

In January 2021, we issued 1,000,000 shares of restricted common stock which was valued at $2,690,000 based on our stock price of $2.69 on the date of issuance.  250,000 of shares vested immediately with the remaining 750,000 vesting in thirty-six monthly installments subject to acceleration if certain performance milestones are attained.

In January 2021, we issued options to purchase 100,000 shares of common stock at an exercise price of $2.69 which equaled the stock price on the date of issuance.  50,000 options vested immediately with the remaining 50,000 vesting ratably on the first and second anniversary dates.  The options were valued at $147,581 using the Black Scholes model and the following assumptions: (i) expected volatility – 88.37%, (ii) risk free interest rate – 0.38%, (iii) expected life – 5.87 years, and (iv) expected dividend yield of 0%.

D.	Summary

Stock compensation expense for the three and nine months ended January 31, 2021 was as follows:

	3 months	9 months
General and administrative	$336,301	$525,559
Research and development	179,157	199,047
Operations	170,612	175,586
Sales and marketing	168,125	168,125
	$854,195	$1,068,317

Stock compensation expense for the three months and nine months ended January 31, 2020 was $149,462 and $161,529, respectively.

Options exercisable as of January 31, 2021 totaled 964,143. The remaining weighted average contractual term of the options outstanding at January 31, 2021 was 6.63 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at January 31, 2021 of $5.00 over the exercise price of each option, was $7,062,446.

Note 12 - Financial Instruments

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting related to 10 convertible notes issued totaling $1,100,000 which included a ratchet provision in the conversion price of the lower of $1.00 or 25% discount of the price per share of Common Stock offered in a future “Qualified Offering”. Attached to these notes as additional consideration was 1,074,998 5-year warrants with a conversion price of the lower of 1.50 or 25% discount of the price per share of Common Stock offered in the Qualified Offering and also include a ratchet provision. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company has estimated the fair value of these embedded derivatives for convertible debentures and associated warrants using a multinomial lattice model as of January 31, 2021. The fair values of the derivative instruments are measured each quarter, which resulted in a loss of $3,433,938 and derivative expense of $4,630,288 during the nine months ended January 31, 2021. As of January 31, 2021, the fair market value of the derivatives aggregated $9,144,226, using the following assumptions: estimated 1.67-5.00-year term, estimated volatility of 86.74-104.01%, and a discount rate of 0.10-0.41%.

Financial instruments measured at fair value on a recurring basis at January 31, 2021, are summarized as follows:

	Level 1	Level 2	Level 3	Total
Fair value of derivatives	$-	$9,144,226	$-	$9,144,226

Note 13 - Related-Party Transactions

Shares Issued for Services – In May 2019, we issued 1,570 shares of common stock valued at $70,000 to a shareholder for legal services provided to us. In April 2020, we issued 150,000 shares of common stock with a fair market value of $204,000 to a different law firm for services provided to us.

Convertible Note Financing – In December 2019, we completed a convertible note financing with a member of the Board of Directors for $125,000 and with our Chief Executive Officer for $25,000. The same Board member invested $300,000 and $100,000 in the convertible note financings completed in October 2020 and January 2021, respectively. Another board member invested $50,000 in the convertible note financing completed in January 2021. See Note 6 for details on the terms of the transaction.

Payable to Aerocarve – In August 2020 and December 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company’s Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. During the three months ended January 31, 2021, the Company made principal repayments of this note totaling $5,000.

Note 14 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

On February 11, 2021, the Company and Red Cat Skypersonic, Inc., a Nevada corporation (“Acquisition Sub”), entered into Share Purchase and Liquidity Event Agreements (the “Skypersonic Agreements”) with Giuseppe Santangelo the founder and majority shareholder of Skypersonic, Inc., a Michigan corporation (“Skypersonic”) and the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (the “Sellers”), pursuant to which, subject to the satisfaction of certain closing conditions, Acquisition Sub will acquire all of the issued and outstanding share capital of Skypersonic in consideration for an aggregate of $3,000,000 in shares (the “Share Consideration”) of the Company’s common stock, based upon the VWAP of the Company’s common stock at closing of the transaction (the “Skypersonic Transaction”). Fifty (50%) percent of the Share Consideration (the “Escrow Shares”) is required to be deposited in an escrow account pursuant to the Skypersonic Agreements for a period of twelve (12) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Skypersonic Agreements. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 shall result in a reduction of the Share Consideration on a dollar of dollar basis. The Company agreed that in the event that within 12 months following closing of the Acquisition, the Company issues common stock for a price per share less than $2.50 per share in a public offering of equity or convertible securities in which the Company raises a minimum of $2,000,000 (“Qualified Offering”), the Company shall issue Sellers additional shares of common stock equal to the difference between the number of shares issued and the quotient of the purchase price divided by the price of securities sold in the Qualified Offering. Mr. Santangelo and certain principal shareholders have agreed to indemnification obligations, on a pro-rata basis, subject to certain limitations, which shall survive for a period of eighteen (18) months following closing, and which include a basket amount of $25,000 before any claim can be asserted and a cap equal to the value of the Escrow Shares or the Share Consideration. For a period of three (3) years following closing, Mr. Santangelo shall not engage in a business competing with or providing products, services or solutions to the drone industry, first person view (“FPV”) business, navigation and software solutions that provide analytics, storage or services for or in conjunction with the drone industry. The closing of the Skypersonic Transaction is subject to customary closing conditions and is expected to close on or before May 14, 2021. The Company does not deem the Skypersonic financial condition and results of operations to be material to the overall financial condition and results of operations of the Company on a consolidated basis.

On February 15, 2021, the Company’s Fat Shark subsidiary agreed to provide a short-term bridge loan to Skypersonic in the amount of $75,000 under a Senior Secured Promissory Note, due May 14, 2021 (the “Bridge Loan”). Advances under the Bridge Loan accrue interest at a rate of six (6%) percent per annum. The Bridge Loan is secured by shares of Skypersonic common stock pledged as collateral.

In March 2021, holders of $1,100,000 of Convertible debentures converted their debentures, plus $47,491 of accrued interest into 1,147,491 shares of common stock. These conversions represented 100% of the convertible debentures issued in October 2020 and January 2021, as described in Note 6.

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

Recent Developments

Acquisition of Red Cat Propware, Inc.

Effective May 15, 2019, we closed a share exchange agreement with Red Cat Propware, Inc., a Nevada corporation (“Red Cat Propware”), and its then current shareholders (the “Acquisition”), pursuant to which we acquired all of the issued and outstanding capital stock of Red Cat Propware in exchange for our issuance of: (i) an aggregate of 236,000,000 shares of our common stock, and (ii) 2,169,068.0554 shares of our Series A Preferred Stock (“Series A Stock”) to the Red Cat Propware shareholders, which constituted approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis at such time. With the exception of shares held by our current Chief Executive Officer, Jeffrey Thompson, the convertibility of shares of Series A Stock is limited such that a holder of Series A Stock may not convert shares of Series A Stock to shares of our common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning more than 4.99% of all of our outstanding common stock (the “Beneficial Ownership Limit”).

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

Rotor Riot Acquisition

On January 23, 2020, pursuant to the terms of a merger agreement, we acquired Rotor Riot, LLC, and Ohio limited liability company (“Rotor Riot”), in a merger (the “Merger”) in which our subsidiary merged with and into Rotor Riot, with Rotor Riot being the surviving corporation in the Merger. As a result, Rotor Riot became a wholly owned subsidiary of the Company.

Each limited liability company member of Rotor Riot received a pro rata portion of the total number of shares of the Company’s common stock issued under the merger agreement based on: (A)(i) the purchase price of $3,700,000, minus, (ii) the aggregate amount of debt and other payables of Rotor Riot, including those of Brains Riding in Tanks, LLC, an Ohio limited liability company and the majority owner of Rotor Riot (“BRIT”), and Chad Kapper the principal of BRIT, divided by (B) the volume weighted average price (“VWAP”) of the Company’s common stock for the twenty trading days prior to the closing date of the Merger. The aggregate amount of debt and other payables of Rotor Riot was approximately $915,563, and the VWAP of the Company’s common stock for the twenty trading days prior to the effective date was $1.25445 per share. As a result, the Company issued an aggregate of 2,219,650 shares of its common stock.

Pursuant to the terms of a make whole agreement, as of the effective date, the Company agreed to pay all obligations of Rotor Riot, in the aggregate amount of approximately $915,563. This included the issuance or a promissory note, in the principal amount of $175,000 to BRIT. The note bears interest at a rate of 4.75% per annum, requires monthly installment payments in the amount of $3,500, and matures on the earlier of twelve months from the date of issuance, and the closing of an equity offering by the Company in amount of at least $3,000,000.

Fat Shark Acquisition

On September 30, 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Fat Shark Holdings (“Fat Shark”), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries. The transaction closed on November 2, 2020 and was valued at $8,354,076 based on (i) the issuance of 5,227,273 shares of common stock with a value of $6,351,076 on the date of closing, (ii) a senior secured promissory note in the original principal amount of $1,753,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction.

We agreed to register the shares issuable in the transaction under the Securities Act of 1933, as amended (the “Securities Act”) under certain circumstances. At any time following a “Qualified Financing”, defined as a private placement or public offering of debt, equity, or convertible securities in one or more transaction whereby on a cumulative basis on or prior to the three-year anniversary of closing, a minimum of $6,000,000 of gross proceeds has been raised by us for our own account (during which offerings Mr. French also has the right to sell up to $1,000,000 of the shares received). Mr. French has the right to a single demand registration under the Securities Act of all or a portion of the shares, unless our aggregate public offering price (before deducting discounts and commissions) is less than $25,000,000.

Mr. French has agreed to certain restrictions on the disposition of the shares received during for a period of two years following closing (the “Lock-Up Agreement”). Under the Lock-Up Agreement, a limit of up to the greater of 20% or $1,000,000 of the shares received may be sold prior to the 12-month anniversary of the closing in privately negotiated transactions (provided the purchaser enters into a joinder agreement and agrees to be subject to the same restrictions on such shares). Following the first year after closing, up to 10% of the average daily volume of the common stock during the prior 10 trading days may be sold. The Lock-Up Agreement also requires Mr. French sell a pro-rata amount of his common stock and provides for mandatory participation in certain sales by our large shareholders.

Skypersonic Acquisition

On February 11, 2021, the Company and Red Cat Skypersonic, Inc., a Nevada corporation (“Acquisition Sub”), entered into Share Purchase and Liquidity Event Agreements (the “Skypersonic Agreements”) with Giuseppe Santangelo the founder and majority shareholder of Skypersonic, Inc., a Michigan corporation (“Skypersonic”) and the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (the “Sellers”), pursuant to which, subject to the satisfaction of certain closing conditions, Acquisition Sub will acquire all of the issued and outstanding share capital of Skypersonic in consideration for an aggregate of $3,000,000 in shares (the “Share Consideration”) of Company’s common stock, at an agreed upon value based upon the VWAP of the Company’s common stock at closing of the transaction (the “Skypersonic Transaction”). Fifty (50%) percent of the Share Consideration (the “Escrow Shares”) is required to be deposited in an escrow account pursuant to the Skypersonic

Agreements for a period of twelve (12) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Skypersonic Agreements. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 shall result in a reduction of the Share Consideration on a dollar of dollar basis. The Company agreed that in the event that within 12 months following closing of the Acquisition, the Company issues common stock for a price per share less than $2.50 per share in a public offering of equity or convertible securities in which the Company raises a minimum of $2,000,000 (“Qualified Offering”), the Company shall issue Sellers additional shares of common stock equal to the difference between the number of shares issued and the quotient of the purchase price divided by the price of securities sold in the Qualified Offering. Mr. Santangelo and certain principal shareholders have agreed to indemnification obligations, on a pro-rata basis, subject to certain limitations, which shall survive for a period of eighteen (18) months following closing, and which include a basket amount of $25,000 before any claim can be asserted and a cap equal to the value of the Escrow Shares or the Share Consideration.

For a period of three (3) years following closing, Mr. Santangelo shall not engage in a business competing with or providing products, services or solutions to the drone industry, first person view (“FPV”) business, navigation and software solutions that provide analytics, storage or services for or in conjunction with the drone industry.

The closing of the Skypersonic Transaction is subject to customary closing conditions and is expected to close on or before May 14, 2021. The Company does not deem the Skypersonic financial condition and results of operations to be material to the overall financial condition and results of operations of the Company on a consolidated basis.

On February 15, 2021. the Company’s Fat Shark subsidiary agreed to provide a short-term bridge loan to Skypersonic in the amount of $75,000 under a Senior Secured Promissory Note, due May 14, 2021 (the “Bridge Loan”). Advances under the Bridge Loan accrue interest at a rate of six (6%) percent per annum. The Bridge Loan is secured by shares of Skypersonic common stock pledged as collateral.

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

The Company closed the acquisition of Fat Shark on November 2, 2020. Fat Shark is a leading provider of headsets and goggles for professional FPV racers and drone pilots and has an estimated 85% share of its market. The Company expects that Fat Shark will generate a majority of its revenue over the next 12 months. This acquisition continues the Company’s efforts to become a fully-integrated drone business with a strong supply chain, as well as a provider of software solutions for the drone industry.

Results of Operations

Operating results for the three months ended January 31, 2021 are significantly different than the three months ended January 31, 2020. This directly relates to the acquisition of Rotor Riot in January 2020 and Fat Shark in November 2020.

Three Months Ended January 31, 2021 and 2020

Revenue

During the three months ended January 31, 2021, we generated revenues totaling $2,145,988 compared to $34,538 during the three months ended January 31, 2020 representing an increase of more than 100 percent. During calendar 2020, we acquired two drone technology companies, Rotor Riot and Fat Shark. Prior to these transactions, we did not have any revenue generating activities. During the three months ended January 31, 2021, Rotor Riot and Fat Shark generated approximately 28% and 72% of our Revenues, respectively. We expect that the majority of our Revenues will continue to be generated by Fat Shark for at least the next 12 months.

Cost of Goods Sold

During the three months ended January 31, 2021, we incurred cost of goods sold of $1,576,265 compared to $16,234 during the three months ended January 31, 2020. The periods presented are not comparable as the 2020 period included one week of revenues for Rotor Riot as compared to the 2021 period which included a full quarter of revenues for both Rotor Riot and Fat Shark.

Gross Margin

During the three months ended January 31, 2021, gross margin was $569,723 compared to $18,304 during the three months ended January 31, 2020. The periods presented are not comparable as the 2020 period included one week of revenues for Rotor Riot as compared to the 2021 period which included a full quarter of revenues for both Rotor Riot and Fat Shark.

Operating Expenses

During the three months ended January 31, 2021, we incurred operating expense of $1,716,576 compared to $456,923 during the three months ended January 31, 2020, representing an increase of $1,259,653, or 276%. The increase is directly related to the acquisitions of Rotor Riot in January 2020 and Fat Shark in November 2020.

During the three months ended January 31, 2021, we incurred research and development expenses totaling $167,968 compared to $94,979 for the three months ended January 31, 2020, resulting in an increase of $72,989, or 77%. The increase relates to payroll associated with employees hired from Rotor Riot and Fat Shark who are working on the research and development of new drone technologies.

During the three months ended January 31, 2021, we incurred sales and marketing expenses of $48,719 compared to zero during the three months ended January 31, 2020. Costs incurred in the three months ended January 31, 2021 relate to employees hired from Rotor Riot and Fat Shark, and also include sales commissions for referrals.

During the three months ended January 31, 2021, we incurred general and administrative expenses totaling $499,155 compared to $212,482 for the three months ended January 31, 2020 resulting in an increase of $286,673, or 135%. In addition, professional services costs were significantly higher in the three months ended January 31, 2021, because the Company is now a commercial enterprise with more complex operations compared to the three months ended January 31, 2020, when the Company was primarily still in a developmental stage.

During the three months ended January 31, 2021, we incurred stock based compensation expenses totaling $854,195 compared to $149,462 during the three months ended January 31, 2020, resulting in an increase of $704,733 or greater than 100%.

Other Expense

Other expense totaled $7,837,407 during the three months ended January 31, 2021, compared to $0 during the three months ended January 31, 2020. The expense incurred during the three months ended January 31, 2021 related to the Derivative Liability recorded in connection with the Company’s issuance of convertible debentures and warrants in October 2020 and January 2021. The significance of the expense is directly correlated to an increase in the Company’s stock price following the issuance of the convertible debentures and warrants. There were no such transactions during the three months ended January 31, 2020.

Net Loss

Net Loss during the three months ended January 31, 2021 totaled $8,984,260 compared to a Net Loss of $438,619 during the three months ended January 31, 2020, representing an increase of $8,545,641, or more than 100%.  Approximately 92% of the increase in Net Loss is directly related to derivative expenses incurred in connection with the issuance of convertible debentures in October 2020 and January 2021.  These securities were not outstanding during the three month period ended January 31, 2020.  The remaining 8% of the increase is related to the expansion of the Company’s commercial activities including the hiring of personnel formerly employed with Rotor Riot and Fat Shark.

Nine Months Ended January 31, 2021 and 2020

Revenue

During the nine months ended January 31, 2021, we generated revenues totaling $3,122,077 compared to $34,538 revenues during the nine months ended January 31, 2020, representing an increase of more than 100 percent. During calendar 2020, we acquired two drone technology companies, Rotor Riot and Fat Shark. Prior to these transactions, we did not have any revenue generating activities. During the nine months ended January 31, 2021, Rotor Riot and Fat Shark generated approximately 51% and 49% of our Revenues, respectively.

Cost of Good Sold

During the nine months ended January 31, 2021, we incurred cost of goods sold of $2,351,153 compared to $16,234 during the nine months ended January 31, 2020.

Gross Margin

During the nine months ended January 31, 2021, gross margin was $770,924 compared to $18,304 during the nine months ended January 31, 2020. Gross margin, as a percentage of revenues, was 25% during the 2021 period as compared to 53% during the 2020 period. We presently expect gross margins to range between 25% to 30%.

Operating Expenses

During the nine months ended January 31, 2021, we incurred operating expense of $2,790,912 compared to $994,546 during the nine months ended January 31, 2020. The increase is directly related to the acquisitions of Rotor Riot in January 2020 and Fat Shark in November 2020.

During the nine months ended January 31, 2021, we incurred research and development expenses totaling $341,892 compared to $354,146 for the nine months ended January 31, 2020 resulting in a decrease of $12,254, or 3%. The increase relates to payroll associated with employees hired from Rotor Riot and Fat Shark who are working on the research and development of new drone technologies.

During the nine months ended January 31, 2021, we incurred sales and marketing expenses of $97,534 compared to $0 during the nine months ended January 31, 2020. Costs incurred in the nine months ended January 31, relate to employees hired from Rotor Riot and Fat Shark, and also include sales commissions for referrals.

During the nine months ended January 31, 2021, we incurred general and administrative expenses totaling $929,874 compared to $478,871 for the nine months ended January 31, 2020 resulting in an increase of $451,003, or 94%. In addition, professional services costs were significantly higher in the nine months ended January 31, 2021 because the Company is now a commercial enterprise with more complex operations compared to the nine months ended January 31, 2020 when the Company was in a developmental stage.

During the nine months ended January 31, 2021, we incurred stock compensation expenses of $1,068,317 compared to $161,529 during the nine months ended January 31, 2020 resulting in an increase of $906,788 or greater than 100%.

Other Expense

Other expense totaled $8,069,797 during the nine months ended January 31, 2021 compared to $0 during the nine months ended January 31, 2020. The expense incurred during the nine months ended January 31, 2021 related to the Derivative Liability recorded in connection with the Company’s issuance of Convertible Debentures and warrants in October 2020 and January 2021. There were no such transactions during the nine months ended January 31, 2020. The significance of the expense is directly correlated to an increase in the Company’s stock price following the issuance of the convertible debentures and warrants. There were no such transactions during the three months ended January 31, 2020

Net Loss

Net Loss during the nine months ended January 31, 2021 totaled $10,089,785 compared to a Net Loss of $976,242 during the nine months ended January 31, 2020, representing an increase of $9,113,543, or more than 100%. Approximately 88% of the increase in Net Loss is directly related to derivative expenses incurred in connection with the issuance of convertible debentures in October 2020 and January 2021.  These securities were not outstanding during the three month period ended January 31, 2020.  The remaining 12% of the increase is related to the expansion of the Company’s commercial activities including the hiring of personnel formerly employed with Rotor Riot and Fat Shark.

Cash Flows

Operating Activities

Net cash used in operating activities was $917,016 during the nine months ended January 31, 2021 compared to net cash used in operating activities of $704,651 during the nine months ended January 31, 2020 representing an increase of $212,365, or 30%. Net cash used in operations, net of non-cash expenses associated with the Derivative Liability and stock-based compensation, totaled $872,484 in the nine months ended January 31, 2021 compared to $814,713 in the nine months ended January 31, 2020, resulting an increase of $57,771, or 7%. The increase primarily related to higher net costs associated with becoming a commercial enterprise through the merger with Rotor Riot in January 2020 and the acquisition of Fat Shark in November 2020. Net cash used in changes in operating assets and liabilities totaled $44,532 during the nine months ended January 31, 2021 compared to net cash provided by operating activities of $110,062 during the nine months ended January 31, 2020, representing a decrease in cash provided of $154,594, or 140%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash used in investing activities was $48,368 during the nine months ended January 31, 2021 compared to cash provided by investing activities of $46,327 during the nine months ended January 31, 2020. The amounts for both periods related to acquisitions which can vary from one transaction to another.

Financing Activities

Net cash provided by financing activities totaled $1,200,368 during the nine months ended January 31, 2021 compared to $597,749 during the nine months ended January 31, 2020, representing an increase of $602,619, or 101%. Financing activities can vary, in nature and amount, from period to period. During the nine months ended January 31, 2021, net cash of $1,080,000 and $58,508 was provided through the issuance of convertible debentures and notes payable, respectively. During the nine months ended January 31, 2020, net cash of $152,239 and $450,000 was provided through the exercise of a warrant and sale of convertible debentures, respectively.

Liquidity and Capital Resources

As of January 31, 2021, we had current assets totaling $1,997,948, including cash of $471,652 and inventory of $708,017. Current liabilities as of January 31, 2021 totaled $10,896,745 including derivative liability of $9,144,226, notes payable totaling $177,279, accounts payable totaling $873,312 and amounts due to a related party of $395,544. Our net working capital as of January 31, 2021 was negative $8,898,797.

We have only recently begun generating revenues and have reported net losses since our inception. To date, we have funded our operations through private offerings of common stock primarily from individual private investors. We do not have sufficient cash resources to meet our working capital needs for the next 12 months and will require additional capital in order to execute our business plan.

2019 Convertible Note Offering

In November 2019, we issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019 we issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “2019 Notes”). The 2019 Notes have a two-year term and bear interest at a rate of 12%. Interest on the 2019 Notes may be paid in cash or in shares of common stock of the Company at the 2019 Note Conversion Price (as defined below). The 2019 Notes are convertible into shares of common stock at the holder’s sole discretion as follows: (A) prior to consummating an equity financing which generates gross proceeds of not less than $3,000,000 (in this case, a “Qualified Offering”), then at the 30-day VWAP of a share of our common stock as listed or quoted on the market in which the shares are then traded or listed, or (B) after we have consummated a Qualified Offering, at 40% of the price per share of common stock sold in the Qualified Offering (in this case, the “Conversion Price”). We may, upon 10 business days prior notice, pre-pay the 2019 Notes, including all accrued interest, in whole or in part, provided that any such prepayment prior to the one-year anniversary of the 2019 Note issuance will be at a price equal to 112% of the then outstanding original principal amount. Upon an event of default, as described in the Notes, the outstanding principal and interest will become immediately due and payable. Additionally, under the 2019 Note, unless waived by the holder, the holder is not be entitled to convert the 2019 Note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such date.

2020 Convertible Note Offering

On October 5, 2020, the Company closed a private offering of convertible promissory notes in the aggregate principal amount of $600,000 (the “2020 Notes”) and issued five-year warrants to purchase an aggregate of 399,998 shares of common stock (the “2020 Warrants”). The 2020 Notes accrue interest at the rate of 12% per annum and are payable two years from the date of issuance. The 2020 Notes are convertible into common stock at a conversion price of $1.00 per share or, upon the consummation of an offering of common stock resulting in the listing for trading on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange at a price equal to 75% of the price of the securities sold in such offering (in this case, a “Qualified Offering”). The 2020 Notes also contain protection from dilution in the event of a lower priced issuance.

Upon an event of default, as described in the 2020 Note, the conversion price will equal the lower of (i) the thirty-day volume weighted average of the closing price of the Company’s common stock if the conversion occurs prior to a Qualified Offering, or (ii) 65% multiplied by the lowest closing price of the common stock during the twenty consecutive trading day period immediately prior to the conversion.

The Company may prepay all or any portion of the 2020 Note, without penalty or premium, upon at least ten business days’ prior notice to the noteholder. Upon issuance by the Company of a security, or amendment to a security, that the noteholder reasonably believes is more favorable, such term, at noteholder’s option, will become a part of the 2020 Note, except for certain exempt issuances. No conversions under the 2020 Note will be effected that will result in the noteholder, together with any affiliate, beneficially owning in excess of 9.99% of the Company’s outstanding common stock immediately after giving effect to such conversion.

The 2020 Warrants are exercisable at a price equal to the lower of (i) $1.50 per share or (ii) if a Qualified Offering occurs, at a 25% discount to the price per share of the common stock offered in such Qualified Offering. The number of shares of common stock for which the 2020 Warrant is exercisable is subject to adjustment in the event of a stock split or dividend, and similar event or certain corporate events such reorganizations and mergers. In the event of a reorganization or reclassification of capital stock, the consolidation or merger, or the sale or other disposition of all or substantially all the property, assets, business, and goodwill of the Company, the warrant holder will be entitled to purchase the kind and amount of shares of capital stock which the 2020 Warrant entitled the warrant holder to purchase immediately prior to such event. The 2020 Warrants also include piggyback registration rights.

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

2021 Convertible Note Offering

On January 27, 2021, the Company closed of a private offering of Units consisting of convertible promissory notes in the aggregate principal amount of $500,000 (the “2021 Notes”) and issued five-year warrants to purchase an aggregate of 675,000 shares of common stock (the “2021 Warrants”) to six accredited investors for total offering proceeds of $500,000. The 2012 Notes accrue interest at the rate of 12% per annum and are payable two years from the date of issuance.

The 2021 Notes are convertible into common stock at a conversion price of $1.00 per share or, upon the consummation of an offering of common stock resulting in the listing for trading on the NYSE American, the Nasdaq Capital Market, the Nasdaq Global Market, the Nasdaq Global Select Market or the New York Stock Exchange at a price equal to 75% of the price of the securities sold in such offering (in this case, a “Qualified Offering”).

The 2021 Notes may be converted at any time in the discretion of the holder prior to a Qualified Offering and automatically convert upon the consummation of a Qualified Offering, provided the note may not convert if as a result of such conversion the holder together with its affiliates would beneficially own in excess of 9.99% of the shares of our common stock outstanding after giving effect to such conversion.

If an event of default occurs, the conversion price will be reduced to the lower of (i) the thirty-day volume weighted average of the closing price per share of our common stock, if prior to a Qualified Offering, or (ii) 65% of the lowest closing price of the common stock during the twenty consecutive trading day period immediately preceding the date of the conversion.

The 2021 Notes also contain protection from dilution in the event of a lower priced issuance and adjustments if securities are issued with more favorable terms.

The 2021 Warrants are exercisable at a price equal to the lower of (i) $1.50, or (ii) a 25% discount to the price per share of common stock offered in the Qualified Offering and, if there is no effective registration statement for the resale the shares subject to the warrant, the warrant may be exercised on a cashless basis.

Going Concern

We only began generating revenues in January 2020 and have reported net losses since our inception. We expect to report net losses for at least the next twelve months. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and/or upon obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2020 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of January 31, 2021. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2021.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information.

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 11, 2021, the Company issued 1,000,000 shares of Common Stock to Allan Evans under the Company’s 2019 Equity Incentive Plan.

On January 27, 2021, we closed a private offering in which we sold Units, consisting of two-year 12% convertible promissory notes in the aggregate principal amount of $500,000 and five-year warrants to purchase an aggregate of 675,000 shares of common stock to six accredited investors in a private offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1*	Amended Secured Promissory Note issued to Fat Shark Holdings, Ltd., dated as of November 2, 2020
10.2	Floating Charge by Fat Shark Holdings, Ltd in favor of Greg French dated November 2, 2020 (filed with the SEC on November 6, 2020, as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated November 2, 2020, which exhibit is incorporated herein by reference.)
10.3	Executive Employment Agreement, dated January 11, 2021, among the Company, Fat Shark Holdings, Ltd. and Allan Evans (filed with the SEC on January 13, 2020, as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated November 9, 2020, which exhibit is incorporated herein by reference.)
10.4	Form of Securities Purchase Agreement (filed with the SEC on January 27, 2021, as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated January 27, 2020, which exhibit is incorporated herein by reference.)
10.5	Form of Convertible Note (filed with the SEC on January 27, 2021, as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated January 27, 2020, which exhibit is incorporated herein by reference.)
10.6	Form of Warrant (filed with the SEC on January 27, 2021, as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated January 27, 2020, which exhibit is incorporated herein by reference.)
10.7	Share Purchase Agreement, dated February 11, 2021 (filed with the SEC on February 17, 2021, as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated February 11, 2020, which exhibit is incorporated herein by reference.)
10.8	Form of Liquidity Event Agreement (filed with the SEC on February 17, 2021, as Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated February 11, 2020, which exhibit is incorporated herein by reference.)
10.9	Senior Secured Promissory Note, dated February 15, 2021 (filed with the SEC on February 17, 2021, as Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated February 11, 2020, which exhibit is incorporated herein by reference.)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 22, 2021	RED CAT HOLDINGS, INC. By: /s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: March 22, 2021	By: /s/ Joseph Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)