Form 10-K
period 2021-04-30
Red Cat Holdings, Inc.
filed 2021-08-12
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Red Cat Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

607 Ponce de Leon Ave, Suite 407 San Juan, PR	85251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 373-3228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	RCAT	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $107,391,705.

As of August 9, 2021, there were 48,244,219 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

All references in this Annual Report to the "Company", "we", "us", or "our", are to Red Cat Holdings, Inc., a Nevada corporation with its wholly-owned consolidated subsidiaries, Red Cat Propware, Inc., a Nevada corporation (“Propware”) and Rotor Riot LLC, an Ohio limited liability company (“Rotor Riot”), and Fat Shark Holdings, Ltd., a Cayman Islands Exempted Company (“Fat Shark”).

PART I

ITEM 1. BUSINESS

Overview

The Company was incorporated under the laws of the State of Colorado in 1984 under the name Oravest International, Inc. In November 2016, we changed our name to TimefireVR, Inc. and re-incorporated in Nevada.

Effective May 15, 2019, we closed a Share Exchange Agreement (the “Exchange Agreement”) with Red Cat Propware, Inc., a Nevada corporation (“Red Cat Propware”) and its then current shareholders (the “Acquisition”) pursuant to which we acquired all of the issued and outstanding capital stock of Red Cat Propware in exchange for our the issuance of our common stock and Series A Preferred Stock (“Series A Stock”) to the Red Cat Propware shareholders which constituted approximately 83.33% of our issued an outstanding share capital on a fully-diluted basis at that time. In connection with the Share Exchange, we changed our name to Red Cat Holdings, Inc. and changed our operating business from the bitcoin industry to the drone industry.

On January 23, 2020, pursuant to the terms of a merger agreement, we acquired Rotor Riot, LLC (“Rotor Riot”), in which our subsidiary merged with and into Rotor Riot, resulting in Rotor Riot, LLC being the surviving entity in a merger and a wholly-owned subsidiary of the Company.

On November 2, 2020, the Company acquired Fat Shark Holdings, Ltd., a Cayman Islands Exempted Company (“Fat Shark”) through a share purchase agreement with our wholly-owned subsidiary FS Acquisition Corp. Fat Shark was founded in 2007. Its primary business is the sale of consumer electronics products to the first-person view (FPV) sector of the drone industry. Fat Shark’s flagship products are headsets with a built in display (or “goggles”) that allow a pilot to see a real-time video feed from a camera mounted on an aerial platform. Fat Shark is also developing Shark Byte, a digital video downlink to allow for the low latency transmission from the camera on the drone. This technology is designed to replace the analog platforms currently used for FPV.

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the “Underwritten Offering”) in which it sold an aggregate of 4,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $4.00 per share to underwriters, ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters (the “ThinkEquity”), pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on April 29, 2021. The Company has also granted the underwriters a 45-day option to purchase up to an additional 600,000 shares of Common Stock to cover over-allotments, if any. The Offering closed on May 4, 2021.

On May 7, 2021, the Company closed the acquisition of Skypersonic, Inc., (“Skypersonic”) a Michigan corporation. The acquisition of Skypersonic was made pursuant to Share Purchase and Liquidity Event Agreements among the Company, Red Cat Skypersonic, Inc., a Nevada corporation and our wholly-owned subsidiary, Giuseppe Santangelo the founder and majority shareholder of Skypersonic, and certain holders of common stock and SAFE agreements representing 97.46% of Skypersonic (the “Sellers”) and Wayne State University Anderson Engineering Ventures Institute. Pursuant to the Agreements, we acquired all of the issued and outstanding share capital of Skypersonic in exchange for issuance of $3,000,000 of our common stock, at the Volume Weighted Average Price (VWAP) of our common stock on May 7, 2021 of $4.0154 per share. At closing, we issued 857,124 shares common stock to the Sellers (the “Share Consideration”).

Skypersonic, Inc., is a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is not allowed or available. Skycopter is a miniature drone fitted into a cage to avoid damage to inspected areas and the drone. Skyloc is a stand-alone, real time, software system which enables the drone to record and transmit inspection data while being operated from thousands of miles away. Skypersonic’s intellectual property portfolio includes eight US and European patents.

On July 13, 2021, the Company entered into an Agreement and Plan of Merger with Teal Drones, Inc., a Delaware corporation (“Teal”) and Teal Acquisition I Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Acquisition”), pursuant to which, and subject to the satisfaction of certain closing conditions, Acquisition will acquire Teal by merger of Acquisition with and into Teal, with Teal as the surviving corporation (the “Merger” or the “Teal Transaction”). It is contemplated that at the Effective Time of the Merger. all of the issued and outstanding share capital of Teal will be exchanged for an aggregate of Fourteen Million Dollars ($14,000,000) of the Company common stock, par value $0.001 per share, (the “Common Stock”) and Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred”, and together with the Common Stock, the “Share Consideration”). As a condition to closing the Company has agreed that Teal shall enter into an employment agreement with George Matus, founder and CEO of Teal.

The closing of the Teal Transaction is subject to customary closing conditions which include shareholder approval by the Company’s and Teal’s shareholders, approval by NASDAQ of the issuance of shares of Common Stock issuable pursuant to the Merger, approval of the terms of the assumed debt to be incurred by the Company, the lender and Teal, completion of an audit and provision of financial and other information required by Regulation S-X (17 CFR 210.8-05) and approval of the Company’s shareholders following filing with the SEC and mailing of the Company’s Information Statement on Schedule 14C and the necessary waiting periods required thereunder. It is anticipated that management which holds in excess of forty-nine (49%) percent of the voting power of the Company will vote in favor of the Merger.

On July 18, 2021, The Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters (the “ThinkEquity”), pursuant to which on July 21, 2021, the Company sold to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 13,333,334 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $4.50 per share. The Company has also granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of Common Stock to cover over-allotments, if any. The shares of Common Stock were offered by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on June 14, 2021 (the “Registration Statement”), and a Supplement to the Prospectus contained in the Registration Statement filed with the Commission on July 19, 2021.

Business

The Company’s business is to provide products, services and solutions to the drone industry. We design, develop, market, and sell drone software and products. Our business emphasis focusses on drones piloted with wearable display devices. These are head mounted displays (“HMDs”) for pilots. HMDs give pilots “first person view” (“FPV”) perspective to control their drone in flight. This is a unique experience where the pilot is interacting with an aircraft through visual immersion. In this augmented virtual reality, the pilot sees only what the drone sees, as if sitting in the pilot seat. This experience is accomplished by live streaming footage from a camera mounted on the nose of the drone directly into specially-designed goggles worn by the pilot. The image is transmitted via radio (traditionally analog but increasingly digital) to the pilot. The drone remote control unit, the drone device, and the FPV goggles are all inter-connected via radio. This effect requires sophisticated electronics that transmits visual information with sufficient speed and reliability to allow pilot control over the drone in real-time. Pilots routinely achieve speeds of over 90 mph in racing and other mission critical applications. An FPV pilot must experience a near complete transfer of their visual consciousness into the body of their piloted device.

There are three common categories of FPV flight – freestyle flight, racing and aerial photography. In freestyle the pilot navigates around obstacles, focused on acrobatics and exploring the environment around the aircraft through the HMD. This type of flight includes remote utility and crop inspection with onboard navigation and special equipment, such as moisture or heat sensors, and package delivery. FPV racing describes a growing spectator sport where pilots fly their drones in competitions through a series of obstacles, flags, and gates in a racetrack. Aerial photography is the process of viewing and recording a subject matter from the air from the viewpoint of the pilot.

We sell FPV flight systems are sold through our Rotor Riot and Fat Shark subsidiaries. We sell flight design cameras, video transmitters, goggles, as well as the mounts, airframes and accessories to build or operate drone aircraft. We design, develop, assemble and sell each of these FPV components individually and in packages. We believe our products have become favorites in FPV racing and we sponsor several racing teams and pilots. We purchase and resell drones and components from leading manufacturers, including industry leader DJI and custom design and build our own line of branded products. Prior to our acquisition of Fat Shark, approximately 50% of our revenue had been generated as a reseller and the balance from the sale of our branded products.

We market through social media and attract buyers to our ecommerce platforms. We maintain a robust presence on Facebook and YouTube where we sponsor competitions and provide education. Sports networks, and sponsors such as NBC, Sky, Liberty Media, Fox Sports, MGM, Hearst, Twitter, ProSieben, Groupe AB and Weibo broadcast and sponsor global events where professional pilots and amateurs compete for prizes and sponsorships. Drone racing is a global sport with chapters, leagues, and pilots and established guidelines, rules and regulations for participation adopted by organizations such as MultiGP, Drone Racing League (“DRL”), IUDRO, DR1 Racing, Rotomatch League, FPVR, and Freespace Drone Racing. Pilots specially design their custom built aircraft, selecting and customizing frames, motors, propellors and controllers for speed and maneuverability from Rotor Riot. Rotor Riot sponsors a team of six of the leading pilots on the competitive FPV racing circuit, including the 2019 and 2018 Drone Racing League champion. Drone pilots and spectators alike experience real-time flight through their own HMD. In 2015 Fat Shark sponsored the first annual US National Drone Racing Championships held at the California State Fair with a prize of $25,000. Subsequent events featured prizes of up to $1 million.

On November 2, 2020 we acquired Fat Shark. The Company believes Fat Shark and its subsidiaries are leaders in the design, development, marketing and sale of HMDs for pilots.

The operations of Fat Shark are expected to constitute a significant majority of our revenue and results of operations and will position us to become a fully-integrated drone business with a strong supply chain while we continue to develop and promote industry standards through our blockchain-based distributed network that provides secure data storage, operational analytics, reporting, and SaaS solutions for the drone industry. We are also developing the means to accurately track, report and review flight data, which we believe will be the mainstay of future regulatory specifications and insurability. We maintain a commitment to deliver unparalleled innovation to make drones, pilots, and products accountable and the sky a safer place.

In addition, we are developing a blockchain-based black box to enhance reliability and reporting of drone performance and operations as software as a service (“SaaS”). Red Cat’s Dronebox software and platform enable an easy-to-use flight log system that keeps clients compliant with regulators and helps track and collect critical drone data and feed the data to various applications. The software and platform use a patent-pending blockchain-based cloud architecture. To keep the data secure, we hash each log file on our private block chain, proving that the data is immutable and reliable. Reliable data is mandatory for regulators and insurance companies and is essential for analyzing drone flights and effective drone fleet management. Through our blockchain-based black box for drones, we can offer one easy to use system for analytics and services. By applying machine learning to the log files, we can prevent drone flight problems before they happen through artificial intelligence. We charge a monthly recurring fee for each drone in the customer’s drone fleet. We store all flight logs, photos, and videos from the black box service, which allows detailed flight replay.

Business Strategy

Prior to 2020, we were focused on research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. In May 2020, we launched “Dronebox” for beta testing. Our current strategy involves expanding into product design, development and sales while continuing research and development into SaaS software opportunities. We principally focus on commercial and consumer (non-military) markets for drone products and services, although we are continually exploring opportunities to expand into governmental and military applications.

The Drone Industry

Drones are rapidly moving beyond their military origin to become a powerful business tool and recreational activity. We expect both of these markets to continue to grow.

  According to Business Insider Intelligence, industry reports project that commercial use of drones will reach 2.4 million by 2023, a 66% compounded annual growth rate. Drones will be employed by the agriculture, construction and mining, insurance, and media and telecommunications industries. The drone services market is expected to grow to over $60 billion by 2025, from $4.4 billion in 2018. Consumer drone shipments will reach 29 million by 2021.
  Spending on drones is projected to reach more than $16 billion in 2020 and experience a compounded annual growth rate of 33% through 2025 as reported by International Data Corporation.
  The small drone market size is projected to increase to $40 billion by 2025 from $13.4 billion in 2018 according to Markets and Markets,
  The FAA has forecasted a 300% increase in commercial drones from 2019 to 2023 as per businessinsider.com.

Customers

Our revenue is principally derived from online sales. We currently market our products and services to recreational and professional drone pilots and hobbyists. During 2019, sales to GetFPV, RCCarMax, and BangGood each represented more than 10% of Fat Shark’s revenue. Our SaaS software under development is expected to be marketed to a significantly larger marketplace, namely fleet operators, insurance, and government, including military, commercial and civil aviation. The FAA continues to issue new rules and regulations which are designed to build a traffic management ecosystem for drones which is separate from, but complementary to, existing air traffic control. For example, in December 2019, the FAA proposed a rule which would require drones to be capable of remote identification, similar to civilian and military aviation. We plan to market Dronebox in each sector of the drone industry, including military, commercial, civil, and consumer.

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

Suppliers

Rotor Riot purchases its inventory from over 60 suppliers. 35% of this inventory is purchased from three vendors. The two most critical components are electronics and frames. 41% of Rotor Riot's electronics and frames are purchased from two vendors. The United States has continuously increased tariffs on the inventory that Rotor Riot purchases from China. Since 2019, tariffs ranging from 2% to 25% have been imposed on 88% of Rotor Riot’s inventory. 68% of Rotor Riot's inventory is purchased directly from Chinese based vendors, all of these items are subject to tariffs. An additional 20% is purchased from vendors that are affected by the tariffs resulting in increase in costs to Rotor Riot. 28% of Rotor Riot’s inventory consists of DJI products which are subject to the highest 25% tariff rate. These tariffs increase the cost of goods which reduces the company’s profit margins. Rotor Riot has been unable to find comparable non-Chinese products and vendors.

Government Regulation and Federal Policy of Drones

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

Employees

As of July 28, 2021, the Company had 14 full-time employees.

Research and Development

During the years ended April 30, 2021 and 2020, we incurred research and development costs of $516,084 and $488,990, respectively, excluding $1,269,987 and $55,936 of stock-based compensation, respectively.

Item 1A Risk Factors

Risks Related to our Business

We will need additional capital to fund our expanding operations, and if we are not able to obtain sufficient capital, we may be forced to limit the scope of our operations.

We expect that our expansion of business activities will require additional working capital. Fat Shark’s level of sales far exceeds our historic sales and will require additional working capital to continue which we may not be able to secure. Rotor Riot’s e-commerce platform business operating at www.rotorriot.com has not attained profitability. The planned release of our first software product, DroneBox, will require working capital to finish product development, support its market release, and provide technical customer support upon its commercial release. We plan to offer DroneBox under a software-as-a-service (“SaaS”) platform which may require a higher number of customers in order to reach profitability. There can be no assurance that either or both of our operating businesses will reach profitability.

If adequate additional debt and/or equity financing is not available on reasonable terms or at all, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition. If we are unable to raise needed additional funds to continue as a going concern, we could be forced to cease our business activities and dissolve. In such an event, we may incur additional financial obligations, including the accelerated maturity of debt obligations, lease termination fees, employee severance payments, and other creditor and dissolution-related obligations.

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

We have accumulated net losses of approximately $15,800,000 as of April 30, 2021. These losses have had an adverse effect on our financial condition, stockholders’ equity, net current assets, and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

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

Our business and products are subject to government regulation and may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards, and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction (including from country to country), further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions. If there is a new regulation, or change to an existing regulation, that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations. Additionally, while we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations or our policies and procedures.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (“FCC”) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union (“EU”), Japan, China and other jurisdictions in order to be sold in those jurisdictions. Our FPV products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive (the “RoHS”) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. This directive restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

From time to time, our products are subject to new domestic and international requirements. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business. Any inability by us to comply with regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations or sales in the applicable jurisdictions. Any such inability by us to comply with regulations may also result in our not being permitted, or limit our ability, to ship our products which would adversely affect our revenue and ability to achieve or maintain profitability.

Although we encourage our contract manufacturers and major component suppliers to comply with the supply chain transparency requirements, such as the RoHS Directive, we cannot provide assurance that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new related laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows and, although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business and financial condition.

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

Fat Shark operates in a highly competitive market and the size, resources and brand name of some of its competitors may allow them to compete more effectively than Fat Shark can, which could result in a loss of market share and a decrease in revenue and profitability.

The market for head-worn display devices, including FPV HMDs, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Alphabet Inc. (Google), Microsoft Corporation, Facebook and Snap. In the FPV drone market we compete with additional established, well-known manufacturers such as Epson, Yuneec, Boscam, Eachine, Walkera, SkyZone, MicroLED and DJI. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

• longer operating histories;

•the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•broader distribution and established relationships with channel partners;

•access to larger established customer bases and known branding;

•greater resources to fund research and development and to make acquisitions;

•larger intellectual property portfolios; and

•the ability to bundle competitive offerings with other products and services.

Moreover, smartphones, tablets, and new wearable devices with ever growing larger video display screens and computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Lenovo, Google/Fitbit, Snap, Garmin, Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

We may not be able to keep pace with technological advances; we depend on advances in technology by other companies.

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

We rely on and will continue to rely on components of our products (including micro-display panels organic light-emitting diode (“OLED”) and liquid crystal (“LC”) displays for our goggle displays, transmitters and cameras) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of such products for our specific uses. Such activities might not result in useful technologies or components for us.

We may not be able to successfully launch, compete and sell our DroneBox software.

Our first software product, DroneBox, is presently in beta testing in order to identify operating issues and to secure user feedback on its features, including both those presently part of the software and those that might be added to enhance the product. To date, the FAA has not issued any formal rules and regulations regarding software applications used by drones. However, it could decide to issue formal rules and regulations which could delay the release of DroneBox or cause us to withdraw it from the market. It is possible that we may not be able to comply with any rules and regulations issued by the FAA.

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

If Fat Shark fails to keep pace with changing consumer preferences or technologies our business and results of operations may be materially adversely affected.

Rapidly changing customer requirements, evolving technologies and industry standards characterize the consumer electronics, wearables, and display industries. To achieve these goals, we seek to enhance existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements, and customer preferences.

Our success depends on our ability to originate new products and to identify trends as well as to anticipate and react to changing customer demands in a timely manner. If are unable to introduce new products or novel technologies in a timely manner or new products or technologies are not accepted by customers, our competitors may introduce more attractive products, which could hurt our competitive position. New products might not receive customer acceptance if customer preferences shift to other products, and future success depends in part on the ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lost business, lower revenue and excess inventory levels.

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

Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.

All customers issue purchase orders solely at their own discretion, often shortly before the requested date of shipment. Customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, current customers may decide not to purchase products for any reason. If those customers do not continue to purchase products, sales volume could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect from the negative financial effects of a decline in demand for products and typically plans production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Customers give rolling forecasts and issue purchase orders but they have options to reschedule or pay cancellation fees. The uncertainty of product orders makes it difficult to forecast sales and allocate resources in a manner consistent with actual sales. Moreover, expense levels and the amounts invested in capital equipment and new product development costs are based in part on expectations of future sales and, if expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Similar factors apply to the lead times for our software and SaaS products. As a result of lack of long-term purchase orders and purchase commitments, and long software development lead times, we may experience a rapid decline in sales.

As a result of these and other factors, investors should not rely on revenues and operating results for any one quarter or year as an indication of future revenues or operating results. If quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of the common stock could fall substantially.

If we do not effectively maintain and further develop sales channels for products, including developing and supporting retail sales channel, value added resellers (VARs) and distributors, our business could be harmed.

We depend upon effective sales channels in reaching the customers who are the ultimate purchasers of HMD products and primarily sell products either from in-house sales teams directly to retail outlets such as hobby shops or through websites and VARs.

Distributors, third-party online resellers and VARs generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors, resellers and VARs may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, online reseller, or VAR, they might need to find another in that area, and there can be no assurance of the ability to do so in a timely manner or on favorable terms. Further, resellers and distributors can at times build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, resellers and distributors will decrease the size of their future product orders. We are also subject to the risks of distributors, resellers and VARs encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk, for example if they are unable to pay for the products they purchase or ongoing disruptions in business, for example from natural disasters or the effects of COVID-19. Any reduction in sales by current distributors or VARs, loss of key distributors and VARs or decrease in revenue from distributors and VARs could adversely affect our revenue, operating results, and financial condition.

• create awareness of brands and products;

• convert consumer awareness into actual product purchases;

• effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment; and

• successfully offer to sell products or license technology to third-party companies for sale.

Planned marketing expenditures are unknown and may not result in increased total sales or generate sufficient levels of product and brand name awareness. We may not be able to manage marketing expenditures on a cost-effective basis.

Our products require ongoing research and development and may experience technical problems or delays, which could lead the business to fail.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products. If technical problems or delays arise, further improvements in products and the introduction of future products could be adversely impacted, and we could incur significant additional expenses and the business may fail.

If HMD’s and pilot gear do not gain greater acceptance in the marketplace, the business strategy may fail.

The acquisition of Fat Shark was based upon the acceptance of HMD wearables for FPV control of drones and the continuation of the attractiveness of that method for piloting drones. Fat Shark has experienced declining revenues over the past several years and such trend may continue or accelerate. Advances in other technologies may overcome their current market limitations and permit them to remain or become more attractive technologies for FPV applications, which could limit the potential market for our products and cause our business strategy to fail. If end-users fail to accept HMDs in the numbers we anticipate or as soon as we anticipate, the sales of our FPV products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of micro-display-based personal display technology, including HMDs, and we may fail to capture a substantial portion of the FPV personal wearable display market.

In addition to competing with other HMD manufacturers and distributors for FPV displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Numerous start-up companies have announced their intentions to offer HMD products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer HMDs in the near future.

Most of our competitors have greater financial, marketing, distribution, and technical resources than we do. Moreover, our competitors may succeed in developing new micro-display-based personal display technologies and products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the HMD market, our business strategy may fail.

The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including:

•	Designing and developing products using advanced and unproven technologies and drones; and
•	Designing and developing products to collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts, which may raise new legal issues. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances, but not in others. We do not and are not able to maintain insurance to protect against our risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other mobile and consumer electronics, our products have a risk of overheating in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We generally provide a one-year warranty on all of our products, except in certain European countries where it can be two years for some consumer-focused products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Our products will likely experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we compete, prices of established consumer electronics, displays, personal computers, and mobile products tend to decline significantly over time or as new enhanced versions are introduced, frequently every 12 to 24 months. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

Our products could infringe on the intellectual property rights of others.

Companies in the consumer electronics, wireless communications, semiconductor, IT, and display industries steadfastly pursue and protect intellectual property rights, often times resulting in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically, other companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

Our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we own 12 granted United States and foreign patents and 5 pending United States and foreign patent applications. The U.S. patents and patent applications include claims to, among other things, a drone, a printed circuit board, and HMD technology. We apply for patents covering our products, services, technologies, and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we were the first to conceive, reduce to practice, invent, or file the inventions covered by each of our issued patents and pending patent applications;

•	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;

•	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products, services, technologies or designs that are patentable; or

•	the patents of others will have an adverse effect on our business.

The patents we own or license and those that may be issued to us in the future may be challenged, invalidated, rendered unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. We cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies’ patents.

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and products that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and can be costly, and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if unsuccessful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We require employees, contractors, consultants, financial advisors, suppliers, and strategic partners to enter into confidentiality and intellectual property assignment agreements (as appropriate), but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information.

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation also may be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us, which could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be commercially valuable. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

We have registered and applied to register certain of our trademarks in several jurisdictions worldwide. In some jurisdictions where we have applied to register our trademarks, other applications or registrations exist for the same, similar, or otherwise related products or services. If we are not successful in arguing that there is no likelihood of confusion between our marks and the marks that are the subject of the other applications or registrations owned by third parties, our applications may be denied, preventing us from obtaining trademark registrations and adequate protection for our marks in the relevant jurisdictions, which could impact our ability to build our brand identity and market our products and services in those jurisdictions. Whether or not our application is denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in the United States or other jurisdictions.

Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from using may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.

If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Our business depends in part on technology rights and software licensed from third parties. We could lose our exclusivity or other rights to use the technology under our licenses if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products or technologies completely. Either of these results could substantially decrease our revenues.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable, or if the platforms or technologies change without notice, business and operating results could be adversely affected.

With the growth of mobile devices and personal voice assistants, cloud services and artificial intelligence (“AI”), the number of supporting platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms and enable access to and use of these platforms with our products. Our product strategy includes current and future products designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa, as well as gaming platforms. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products for their own platforms and may produce products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications. We may otherwise fail to navigate various new relationships, which could adversely affect our relationships with existing platform or software owners.

Our access to third-party platforms may also require paying a royalty or licensing fee, which lowers our product margins or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having excess inventory, lower margins, or customer support issues.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

If our customers are not satisfied with our technical support, firmware or software updates on some products, they may choose not to purchase our products, which would adversely impact business and operating results.

Our business relies, in part, on our customers’ satisfaction with the technical support, firmware, software and security updates we provide to support our products. If we fail to provide technical support services and necessary updates that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, customers may choose not to purchase additional products and we may face brand and reputational harm, which could adversely affect our operating results.

Our use of open source software could negatively affect our ability to sell our products and could subject us to possible litigation.

We incorporate open source software into our products. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third-party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software and be required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business and financial condition.

Our dependence on sales to VARs, resellers, and distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

The majority of our various reseller relationships for our HMD products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.

Any worsening of global economic, financial, or public health conditions, including global pandemics, could materially adversely affect (i) our ability to raise, or the terms of needed capital; (ii) demand for our current and future products; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

Our results of operations may suffer if we are not able to successfully manage our increasing exposure to foreign exchange rate risks.

A substantial majority of our sales and cost of components are denominated in U.S. dollars. As our business grows, both our sales and production costs may increasingly be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

The majority of our current expenditures are incurred in U.S. dollars and many of our components come from countries that currently peg their currency against the U.S. dollar. If the pegged exchange rates change adversely or are allowed to float up, additional U.S. dollars will be required to fund our purchases of these components.

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. There is no assurance that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations.

Due to our significant level of international operations, including the use of foreign contract manufactures, we are subject to international operational, financial, legal, political and public health risks which could harm our operating results.

A substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, export controls,

•	export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and

•	customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political or public health instability, including global pandemics, in the countries in which our suppliers operate;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	Any of these factors could harm our own, our suppliers’ and our customers’ international

•	operations and businesses and impair our and/or their ability to continue expanding into international markets.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate.

The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition, and results of operations.

The U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 (U.K. Bribery Act), and similar anti-bribery and anticorruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions. Any such provision could have negative consequences, including government investigations, penalties, and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

If significant tariffs or other restrictions are placed and maintained on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration introduced a list of thousands of categories of goods that begun facing tariffs of 10%, which may be increased to 25% in 2019 if a new trade deal with China is not concluded. These tariffs currently affect some of our products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented, and threatened, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Any significant disruption to ecommerce business could result in lost sales.

Our sales through ecommerce channels have been growing. Sales through rotorriot.com, and fatshark.com and our related web stores generally have higher profit margins than sales through resellers, and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct to consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that would adversely affect our operating results.

We utilize third-party vendors for our customer-facing ecommerce technology, portions of our order management system and fulfillment internationally. We depend on our technology vendors to manage “up-time” of the front-end ecommerce store, manage the intake of our orders, and export orders for fulfillment. Any failure on the part of our third-party ecommerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our business.

We may collect, store, process and use our customers’ personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We may collect, store, process and use our customers’ personally identifiable information and other data in our transactions with them, and we rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third- party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the "GDPR"), which came into effect in the EU in May 2018 and superseded prior EU data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance.

Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, and in particular while our staff is relatively small with under 25 employees, we are dependent upon the active participation of several key management personnel, including Jeffrey Thompson, our founder, President and Chief Executive Officer, Chad Kapper, Rotor Riot’s founder and Chief Executive Officer, Greg French, Fat Shark’s founder and Chief Technology Officer, and Allan Evans, Fat Shark’s Chief Executive Officer. Each of these executives are critical to the strategic direction and overall management of our company as well as our manufacturing, and research and development process. The loss of any of them could adversely affect our business, financial condition, and operating results. We do not carry key person life insurance on any of our senior management or other key personnel. Greg French, the founder of Fat Shark on whom we expect to continue to rely, is a Canadian citizen, and has his principal residence in China and is tied by family relationship to Fat Shark’s principal manufacturing supplier and Allan Evans resides in the Cayman Islands where Fat Shark and its subsidiaries are domiciled. If either becomes unable to legally or efficiently travel to or from work in the United States, China or elsewhere where there is dependence on the manufacturing supply chain, their ability to perform some of their duties could be materially adversely affected.

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial, and other personnel is at times intense. Our recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary businesses, products, services, or technologies. We have not made any material acquisitions to date other than Rotor Riot and the acquisition of Fat Shark and, as a result, our ability as an organization to successfully acquire and integrate other companies, products, services or technologies is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.

Our failure to effectively manage growth could harm our business.

We intend to expand the number and types of products we sell. We will need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded or enhanced versions of our existing products.

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•

New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•

Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and

•

Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

Fat Shark operates the majority of its business from one location in George Town, Grand Cayman, Cayman Islands and Rotor Riot operates the majority of its business from one location in Orlando, Florida. The corporate headquarters of the Company is located in San Juan, Puerto Rico. We also rely on third-party manufacturing plants in the US and Asia and third-party logistics, sales and marketing facilities elsewhere in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, hurricanes, tropical storms pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or the effect of climate change on any of these factors or our locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

Risks Related to HMD Manufacturing

We do not control our contract manufacturers or suppliers or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.

We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices, or require them to comply with a formal code of conduct. Though we may seek to conduct periodic visits to some of our contract manufacturers and suppliers, these visits are not frequent or thorough enough to detect non-compliance with applicable laws and good industry practices. A violation of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation. In addition, we may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our products and harm our ability to meet demand if we need to identify alternative manufacturers or suppliers.

Our principal manufacturer of HMDs is located in China and is owned by the wife of Fat Shark’s founder Greg French which could create conflicts of interest.

Fat Shark has historically made purchases and sales of products and supplies for FPV and HMD products from and sold through three companies owned by the spouse of Greg French, Direct FPV Ltd. (China), Shenzhen FatShark Co., Ltd (China) and Zeng Linghao (China). In light of these relationships these business activities have and may, in the future, be subject to influences and may provide such parties with conflicts of interest and business opportunities that may not be subject to reasonable assessment and may not be available to Fat Shark or to the Company. These persons may also face a conflict in selecting between the Fat Shark and their other business interests. We have not formulated a policy for the resolution of such conflicts. These entities are not subject to restrictions on competition with Fat Shark or the Company.

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing are sourced from third-party suppliers.

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable.

If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices, and if we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.

We do not currently own or operate any manufacturing facilities. Certain components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of components for HMDs from manufacturers related by marriage to Greg French, the Fat Shark founder. Our relationship generally is on a purchase order basis and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These firms could discontinue sourcing merchandise for us at any time. If any of these firms were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Several new and alternative suppliers have begun offering components suitable for use in our products. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and, as a result, make our products too costly and less desirable.

The manufacture of HMDs encompasses several complex processes and several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions, which could adversely affect our operating results.

Our product technology and manufacturing processes are evolving which can result in production challenges and difficulties. We may be unable to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we may experience manufacturing problems which could result in delays in delivery of orders or product introductions.

Several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.

We currently have little equipment redundancy in manufacturing locales. If we experience any significant disruption in manufacturing or a serious failure of a critical piece of equipment, we may be unable to supply products to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions in the past and no assurance can be given that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing lines.

Our products are subject to lengthy development cycles.

Some HMDs are subject to lengthy product development phases. The time elapsed between initial sampling of our products, the custom design of our products to meet specific product requirements, and the ultimate incorporation of our products into salable products is significant, often with a duration of between one to two years. If our products fail to meet our customers’ cost, performance, or technical requirements or if unexpected technical challenges arise in the integration of our products into consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business. Many HMD companies including Fat Shark are introducing digital HMDs which could create shortages of components and provides an opportunity for companies with significantly greater resources than us to accelerate migration to digital products in a manner or timeline which we cannot meet, which could cause us to lose market share and harm our business and prospects.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these HMDs may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

Risks Related To Our Common Stock

Our management has voting control of the Company.

Jeffrey Thompson, our Chairman and Chief Executive Officer owns approximately 26% and our current officers and directors currently own approximately 32% of our total issued and outstanding common stock. In addition, the founder of Fat Shark owns approximately 10% of our issued and outstanding common stock. If they act together, they will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions, which may result in corporate action with which other stockholders do not agree. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

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

Following the listing of our securities on Nasdaq, we will become subject to additional regulations and continued requirements.

As a newly exchange-listed public company, we will be required to meet the continued listing standards for Nasdaq. Following the listing of our common stock on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we fail to meet any of Nasdaq’s listing standards, our securities may be delisted. Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price, or improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements. A delisting of our securities from Nasdaq may materially impair our stockholders’ ability to buy and sell our securities and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities.

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

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, in liquidation or on any other basis.

Our shares will be subordinate to all of our debts and liabilities, which increases the risk that you could lose your entire investment.

Our shares of common stock are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders.

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

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our Shares, the market price for our Shares and trading volume could decline.

The trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume for our common stock to decline.

Negative publicity may harm our brand and reputation and have a material adverse effect on our business.

Negative publicity about us, including our services, management, business model and practices, compliance with applicable rules, regulations and policies, or our network partners may materially and adversely harm our brand and reputation and have a material adverse effect on our business. We cannot assure you that we will be able to defuse any such negative publicity within a reasonable period of time, or at all. Additionally, allegations, directly or indirectly against us, may be posted on the internet by anyone on a named or anonymous basis, and can be quickly and widely disseminated. Information posted may be inaccurate, misleading and adverse to us, and it may harm our reputation, business or prospects. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of negative and potentially inaccurate or misleading information about our business and operations, which in turn may materially adversely affect our relationships with our customers, employees or business partners, and adversely affect the price of our common stock.

Risks Related to Covid-19

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy our corporate headquarters in Humacao, Puerto Rico under an oral lease expiring October 2021 at a monthly cost of $2,000. We lease approximately 3,635 square feet of office and warehouse space in Orlando, Florida under a three year lease expiring in January 2022. The current monthly rent is $4,268 and is subject to annual escalations of 2.1%. We lease approximately 200 square feet of office and shared warehouse public space from Cayman Enterprise City Ltd., in Grand Cayman, Cayman Islands under a month-to-month lease. The current monthly rent is $3,450. We do not own any real property. We believe our leased facilities are adequate to meet our present needs.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the Nasdaq Capital Market (“Nasdaq”) since April 30, 2021 under the symbol “RCAT

The last reported sales price of our common stock on August 9, 2021 was $3.17.

Holders

As of August 9, 2021, there were 587 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of April 30, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and vesting of restricted stock	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	3,197,475 (1)	$1.79	5,552,525

Equity compensation plans not approved by security holders	—	$—	—

______________

(1)	Represents stock options issued under the Company’s 2019 Equity Incentive Plan.

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

Recent Developments

Merger Agreement with Rotor Riot, LLC

In January 2020, pursuant to the terms of a merger agreement, we acquired Rotor Riot, LLC (“Rotor Riot”), in which our subsidiary merged with and into Rotor Riot, resulting in Rotor Riot being the surviving entity in a merger and a wholly-owned subsidiary of the Company.

Acquisition of Fat Shark

On November 2, 2020, the Company acquired 100% of Fat Shark’s outstanding equity and issued to the Fat Shark’s sole shareholder consideration totaling (i) 5,227,223 shares of our common stock, (ii) a cash payment of $250,000, and (iii) a promissory note for $1,753,000. The promissory note bears interest at 3%, and the entire principal and accrued interest is due on November 1, 2023.

Underwritten Firm Commitment Underwritten Public Offering.

S-1 Offering

On May 4, 2021, the Company closed its firm commitment underwritten public offering (the “S-1 Offering”) in which it sold 4,000,000 shares of its common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters (“ThinkEquity”), pursuant into an underwriting agreement with Think Equity dated April 29, 2021. The Company also granted the underwriters a 45-day option to purchase up to an additional 600,000 shares of its common stock to cover over-allotments in the initial public offering price, less the underwriting discount. These shares of common stock in the S-1 Offering were offered and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the “S-1 Registration Statement”).

S-3 Offering

On July 21, 2021 the Company closed on a firm commitment underwritten public offering (the “S-3 Offering”) in which it sold an aggregate of 13,333,334 shares of its Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. The Company has also granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of its common stock to cover over-allotments, if any.  These shares of common stock in the S-3 Offering were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021.

Plan of Operations

Following the acquisition of Rotor Riot and Fat Shark, we remain focused on providing products and solutions to the drone industry. We believe that Rotor Riot’s visibility and presence in the drone marketplace will foster growth in sales through its e*commerce platform and provide an initial target base of customers for the launch of “Dronebox”. Dronebox is being designed to provide distributed data storage, analytics and related services to the drone industry. The Company plans to utilize blockchain based technologies and offer its solutions as a Software-as-a-Service platform. Potential customers include regulators to track and review flight data, insurance companies for coverage and claims administration, and pilots to maintain compliance with regulations. The operations of Fat Shark are expected to constitute a significant majority of our revenue and results of operations and will position us to become a fully-integrated drone business with a strong supply chain while we continue to develop and promote industry standards through our blockchain-based distributed network that provides secure data storage, operational analytics, reporting, and SaaS solutions for the drone industry. We are also developing the means to accurately track, report and review flight data, which we believe will be the mainstay of future regulatory specifications and insurability.

Results of Operations

Year Ended April 30, 2021 and April 30, 2020

Revenue

During the year ended April 30, 2021 (or the “2021 period”), we generated revenues totaling $4,999,517 compared to revenues totaling $403,940 during the year ended April 30, 2020 (or the “2020 period”). During calendar 2020, we acquired two drone technology companies, Rotor Riot and Fat Shark. Prior to these transactions, we did not have any revenue generating activities. During the 2021 period, Rotor Riot and Fat Shark generated approximately 44% and 56% of our revenues, respectively.

Cost of Goods Sold

During the year ended April 30, 2021, we incurred cost of goods sold of $3,929,832 compared to $325,379 during the year ended April 30, 2020. The periods presented are not comparable as the 2020 period included one quarter of revenues for Rotor Riot as compared to the 2021 period which included a full year of revenues for Rotor Riot and two quarters of revenues for Fat Shark.

Gross Margin

During the year ended April 30, 2021, gross margin was $1,069,685 compared to $78,561 during the year ended April 30, 2020. The periods presented are not comparable as the 2020 period included one quarter of revenues for Rotor Riot as compared to the 2021 period which included a full year of revenues for Rotor Riot and two quarters of revenues for Fat Shark.

Operating Expenses

During the year ended April 30, 2021, we incurred operating expense of $590,342 compared to zero during the year ended April 30, 2020. The increase is directly related to the acquisitions of Rotor Riot in January 2020 and Fat Shark in November 2020.

During the year ended April 30, 2021, we incurred research and development expenses totaling $516,084 compared to $488,990 for the year ended April 30, 2020 resulting in an increase of $27,094, or 6%. The increase relates to payroll associated with employees hired from Rotor Riot and Fat Shark who are working on the research and development of new drone technologies.

During the year ended April 30, 2021, we incurred sales and marketing expenses of $172,182 compared to zero during the year ended April 30, 2020. Costs incurred in the year ended April 30, 2021 relate to employees hired from Rotor Riot and Fat Shark, and also include sales commissions for referrals.

During the year ended April 30, 2021, we incurred general and administrative expenses totaling $1,279,471 compared to $949,636 for the year ended April 30, 2020 resulting in an increase of $329,835, or 35%. The increase primarily relates to higher general and administrative payroll costs for employees hired from Rotor Riot and Fat Shark.

Other Expense

Other expense totaled $8,359,565 during the year ended April 30, 2021, compared to Other Income of $28,029 during the year ended April 30, 2020. The expense incurred during the year ended April 30, 2021 related to the Derivative Liability recorded in connection with the Company’s issuance of convertible debentures and warrants in October 2020 and January 2021. The significance of the expense is directly correlated to an increase in the Company’s stock price following the issuance of the convertible debentures and warrants.

Net Loss

Net Loss for the year ended April 30, 2021 totaled $13,236,175 compared to $1,601,931 for the year ended April 30, 2020 resulting in an increase of $11,634,244, or more than 100%. Approximately 61% of the increase in Net Loss is directly related to derivative expenses incurred in connection with the issuance of convertible debentures in October 2020 and January 2021.  These securities were not outstanding during the year ended April 30, 2020.  The remaining 39% of the increase is related to the expansion of the Company’s commercial activities including the hiring of personnel formerly employed with Rotor Riot and Fat Shark.

Cash Flows

Operating Activities

Net cash used in operating activities was $1,399,001 during the year ended April 30, 2021 compared to net cash used in operating activities of $811,584 during the year ended April 30, 2020 representing an increase of $587,417, or 72%. Net cash used in operations, net of non-cash expenses associated with the derivative liability, stock-based compensation, and amortization of intangible assets totaled $1,587,946 in the year ended April 30, 2021 compared to $1,128,036 in the year ended April 30, 2020, resulting an increase of $459,910, or 41%. The increase primarily related to higher net costs associated with becoming a commercial enterprise through the merger with Rotor Riot in January 2020 and the acquisition of Fat Shark in November 2020. Net cash provided by changes in operating assets and liabilities totaled $188,945 during the year ended April 30, 2021 compared to net cash provided by operating activities of $316,452 during the year ended April 30, 2020, representing a decrease in cash provided of $127,507, or 40%. Changes in operating assets and liabilities can fluctuate significantly from year to year depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash used in investing activities was $48,368 during the year ended April 30, 2021 compared to net cash provided by investing activities of $46,327 during the year ended April 30, 2020. The amounts for both periods related to acquisitions which can vary from one transaction to another.

Financing Activities

Net cash provided by financing activities totaled $1,488,048 during the year ended April 30, 2021 compared to $498,487 during the year ended April 30, 2020, representing an increase of $989,561, or 199%. Financing activities can vary, in nature and amount, from period to period. During the year ended April 30, 2021, net cash of $1,080,000 and $201,249 was provided through the issuance of convertible debentures and the exercise of warrants, respectively. During the year ended April 30, 2020, net cash of $450,000 and $152,239 was provided through the sale of convertible debentures and the exercise of a warrant, respectively.

Liquidity and Capital Resources

As of April 30, 2021, we had current assets totaling $1,640,010 including cash of $277,347, inventory of $362,072, and accounts receivable of $321,693. Current liabilities as of April 30, 2021 totaled $4,674,070, and included derivative liability of $2,812,767, accounts payable of $541,903, accrued expenses of $614,050, notes payable of $269,045, amounts due to a related party of $390,209, and customer deposits of $46,096. Our net working capital as of April 30, 2021 was negative $3,034,060.

We have only recently begun generating revenues and have reported net losses since our inception. Through fiscal year 2021, we have funded our operations through private offerings of common stock primarily from individual private investors. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million. In July 2021, we completed an offering of common stock which raised gross proceeds of $60 million.

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

2021 Underwritten Public Offerings

S-1 Offering

On May 4, 2021, the Company closed its firm commitment underwritten public offering (the “S-1 Offering”) in which it sold 4,000,000 shares of its common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters (“ThinkEquity”), pursuant into an underwriting agreement with Think Equity dated April 29, 2021. The Company also granted the underwriters a 45-day option to purchase up to an additional 600,000 shares of its common stock to cover over-allotments in the initial public offering price, less the underwriting discount. These shares of common stock in the S-1 Offering were offered and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the “S-1 Registration Statement”).

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were approximately $14.6 million . The Company anticipates using the net proceeds from the Offering to provide funding for service, sales, and marketing efforts for its Red Cat Drone Services, strategic acquisitions and related expenses, and general working capital.

S-3 Offering

On July 21, 2021 the Company closed on a firm commitment underwritten public offering (the “S-3 Offering”) in which it sold an aggregate of 13,333,334 shares of its Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. The Company has also granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of its common stock to cover over-allotments, if any.  These shares of common stock in the S-3 Offering were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021.

The net proceeds to the Company from the S-3 Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated expenses related to this S-3 Offering, were approximately $55.5 million,. The Company anticipates using the net proceeds from the S-3 Offering to provide funding for services, sales, and marketing efforts for its Red Cat Drone services, strategic acquisitions and related expenses, and general working capital.

Going Concern

We only began generating revenues in January 2020 and have reported net losses since our inception. We expect to report net losses for at least the next twelve months. The success of our business plan during the next 12 months and beyond will be contingent upon generating sufficient revenue to cover our operating costs and/or upon obtaining additional financing. The report from our independent registered public accounting firm for the fiscal year ended April 30, 2021 includes an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

As reflected in our accompanying financial statements, we had negative working capital of $3,034,060 at April 30, 2021 and have accumulated losses totaling approximately $15.8 million through April 30, 2021. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern.

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise capital through the public markets, (b) release additional commercial products and (c) pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern form more than the next twelve months.

Critical Accounting Policies and Estimates use theirs

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

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities and Related Disclosures

The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The levels of the fair value hierarchy are described below:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset.

●	Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s financial instruments mainly consist of cash, receivables, current assets, accounts payable and accrued expenses and debt. The carrying amounts of its cash, receivables, current asserts, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Convertible Securities and Derivatives - When the Company issues convertible debt or equity instruments that contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds from the convertible host instruments are first allocated to the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, resulting in those instruments being recorded at a discount from their face value but no lower than zero. Any excess amount is recognized as a derivative expense.

Derivative Liabilities - The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

In October 2020 and January 2021, the Company entered into convertible note agreements which included provisions under which the conversion price was equal to the lesser of an initial stated amount or the conversion price of a future offering. This variable conversion feature was recognized as a derivative. Both financings included the issuance of warrants which contained similar variable conversion features. The Company values these convertible notes and warrants using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Stock-Based Compensation - We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined using the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We plan to estimate the forfeiture rate based on our historical experience but have made no such allowance to date as our first issuances of stock based awards occurred in October 2019 and we have not experienced any forfeitures to date. We recognize compensation costs on a straight line basis over the service period which is generally the vesting term.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RED HAT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Red Cat Holdings

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Red Cat Holdings as of April 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

August 12, 2021

RED CAT HOLDINGS
Consolidated Balance Sheets

	April 30,	April 30,
	2021	2020
ASSETS
Current Assets
Cash	$277,347	$236,668
Accounts receivable, net	321,693	—
Inventory	362,072	78,650
Other	678,898	3,020
Total Current Assets	1,640,010	318,338

Goodwill	8,017,333	2,466,073
Intangible assets, net	2,032,169	20,000
Other	3,853	3,853

TOTAL ASSETS	11,693,365	2,808,264

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	541,903	249,050
Accrued expenses	614,050	89,342
Notes payable	269,045	118,771
Due to related party	390,209	333,684
Customer deposits	46,096	38,419
Warrant derivative liability	2,812,767	—
Total Current Liabilities	4,674,070	829,266

Convertible debentures, net	—	450,000
Note payable to related party	1,753,000	—
Total Long Term Liabilities	1,753,000	450,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 158,704 and 208,704	1,587	2,087
Series B Preferred Stock - shares authorized 4,300,000; outstanding 1,968,676 and 3,681,623	19,687	36,816
Common stock - shares authorized 500,000,000; outstanding 29,431,264 and 20,011,091	29,431	20,011
Additional paid-in capital	21,025,518	4,043,837
Accumulated deficit	(15,809,928)	(2,573,753)
Total Stockholders' Equity	5,266,295	1,528,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,693,365	$2,808,264

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements Of Operations

	Year ended April 30,
	2021	2020
Revenues	$4,999,517	$403,940

Cost of goods sold	3,929,832	325,379

Gross Margin	1,069,685	78,561

Operating Expenses
Operations	590,342	—
Research and development	516,084	488,990
Sales and marketing	172,182	—
General and administrative	1,279,471	949,636
Stock based compensation	3,388,216	269,895
Total operating expenses	5,946,295	1,708,521
Operating loss	(4,876,610)	(1,629,960)

Other Expense (Income)
Derivative expense	4,630,288	—
Change in fair value of derivative liability	2,492,894	—
Interest expense	1,223,767	29,186
Other, net	12,616	(57,215)
Other Expense (Income)	$8,359,565	$(28,029)

Net loss	$(13,236,175)	$(1,601,931)

Loss per share - basic and diluted	$(0.56)	$(0.12)

Weighted average shares outstanding - basic and diluted	23,655,743	13,732,205

RED CAT HOLDINGS
Consolidated Stockholders' Equity Statements

	Series A		Series B		Common Stock		Additional
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances, April 30, 2019	—	$—	—	$—	179,292	$179	$784,371	$(971,822)	$(187,272)

Issuance of common stock					15,355	15	684,186		684,200

Share Exchange Agreement	2,169,068	21,691	4,212,645	42,126	196,667	197	53,740		117,754

Conversion of Preferred Stock	(1,960,364)	(19,604)	(531,022)	(5,310)	16,778,683	16,779	8,135		—

Exercise of warrants					469,874	470	151,769		152,239

Merger with Rotor Riot					2,219,650	2,220	1,817,893		1,820,113

Stock based compensation							269,895		269,895

Shares Issued for Services					151,570	152	273,848		274,000

Net Loss								(1,601,931)	(1,601,931)

Balances, April 30, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,043,837	$(2,573,753)	$1,528,998

Conversion of Debt					1,857,935	1,858	6,336,768		6,338,626

Conversion of Preferred Stock	(50,000)	(500)	(1,712,947)	(17,129)	1,843,956	1,844	15,785		—

Exercise of Warrants					178,509	178	895,376		895,554

Acquisition of Fat Shark					5,227,273	5,227	6,345,849		6,351,076

Stock based compensation					312,500	313	3,387,903		3,388,216

Net Loss								(13,236,175)	(13,236,175)

Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$5,266,295

RED CAT HOLDINGS
Consolidated Cash Flows Statements

	Year ended April 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(13,236,175)	$(1,601,931)
Stock based compensation	3,388,216	269,895
Common stock issued for services	—	204,000
Amortization of intangible assets	36,831	—
Amortization of debt discount	1,100,000	—
Derivative expense	4,630,288	—
Change in fair value of derivative	2,492,894	—
Adjustments to reconcile net loss to net cash from operations, net of amounts acquired:
Changes in operating assets and liabilities
Accounts receivable	(72,534)	—
Inventory	(60,042)	48,761
Other	(291,646)	124,979
Customer deposits	(17,517)	38,419
Accounts payable	13,818	68,068
Accrued expenses	616,866	36,225
Net cash used in operating activities	(1,399,001)	(811,584)

Cash Flows from Investing Activities
Acquired through acquisition	—	46,327
Payment for acquisition, net of cash acquired	(48,368)	—
Net cash (used in) provided by investing activities	(48,368)	46,327

Cash Flows from Financing Activities
Proceeds from exercise of warrants	201,249	152,239
Proceeds from related party obligations	79,000	—
Payments under related party obligations	(22,475)	(12,725)
Proceeds from notes payable	660,919	—
Payments under notes payable	(510,645)	(91,027)
Proceeds from convertible debentures	1,080,000	450,000
Net cash provided by financing activities	1,488,048	498,487

Net increase (decrease) in Cash	40,679	(266,770)
Cash, beginning of period	236,668	503,438
Cash, end of period	$277,347	$236,668

Cash paid for interest	15,835	—
Cash paid for taxes	—	—

Non-cash transactions
Common stock issued for services	—	$204,000
Fair value of shares exchanged in acquisitions	$6,351,076	$1,937,867
Elimination of derivative liability	$5,390,415	—
Issuance of note payable - related party	$1,753,000	—
Conversion of notes into common stock	$1,550,000	—
Conversion of accrued interest into common stock	$92,515	—

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2021 and 2020

Note 1 - The Business

Red Cat Holdings (“Red Cat” or the “Company”) was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Fat Shark Holdings is a provider of First Person View (FPV) video goggles to the drone industry. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. Rotor Riot enjoys high visibility in social media through its Facebook page and its sponsorship of a professional drone racing team which has won numerous championships. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Red Cat Propware is developing a software-as-a-solution (“SaaS”) platform to provide drone flight data analytics and storage, as well as diagnostic products and services.

Corporate developments during the two years ended April 30, 2021 include:

A.	The Share Exchange Agreement

Effective May 15, 2019, the company, then operating as TimeFireVR, Inc., (“TimeFire”), closed a Share Exchange Agreement (the “SEA”) with Red Cat Propware. Under the SEA, Red Cat Propware acquired approximately 83.33% of TimeFire’s outstanding share capital on a fully-diluted basis. The Company issued: (i) 196,667 shares of common stock, (ii) 2,169,068 shares of newly-designated Series A Preferred Stock, and (iii) 4,212,645 shares of newly-designated Series B Preferred Stock. In total, the common stock, Series A Preferred Stock, and Series B Preferred Stock issued under the SEA were valued at $117,754, and resulted in cash acquired of $24,704 and goodwill of $93,050. The transaction was accounted for as a “reverse acquisition” as the stockholders of Red Cat possessed majority voting control of the company immediately following the acquisition. In this reverse merger, the financial results of Red Cat Propware, Inc., (the accounting acquirer), have been presented as the continuing operations of the company since inception.

Series A Preferred Stock is convertible to common stock at a ratio of 8.33 shares of common stock for each share and votes together with the common stock on an as-converted basis. The new Series A Preferred Stock converted automatically to common stock upon the effectiveness of the reverse split of our common stock in August 2019 except for shares subject to an ownership limitation. This common stock and Series A Preferred Stock issued under the SEA constituted approximately 83.33% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

Series B Preferred Stock is convertible to common stock at a ratio of 0.83 shares of common stock for each share and votes together with the common stock on an as-converted basis. The Series B Preferred Stock issued under the SEA constituted approximately 15.64% of our issued and outstanding share capital on a fully-diluted basis on the date of issuance.

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

On December 31, 2019, the Company entered into an Agreement of Merger (the “Merger Agreement”) with Rotor Riot. On January 23, 2020, the Merger Agreement was consummated under which Rotor Riot Acquisition Corp, a wholly owned subsidiary of the Company, merged with and into Rotor Riot, with Rotor Riot continuing as the surviving entity and a wholly owned subsidiary of the Company.

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

Following the closing of the Merger Agreement, the former members of Rotor Riot owned approximately 10.4% of the Company. In addition, the Company’s management controls the operating decisions of the combined company. Accordingly, we have accounted for the transaction as an acquisition of Rotor Riot by the Company. Based on purchase price accounting, we have recognized the assets and liabilities of Rotor Riot at fair value with the excess of the purchase price over the net assets acquired recognized as goodwill. The table below reflects the acquisition date values of the purchase consideration, assets acquired, and liabilities assumed. The shares issued were valued at $1,820,113 (2,219,650 shares issued times $0.82 per share which equaled the closing price of the Company’s common stock on the date that the merger agreement was consummated).

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

During the year ended April 30, 2021, the Company adjusted the initial carrying value of Goodwill to reflect the values of other intangible assets acquired as determined by an independent valuation services firm.  These included Customer Relationships with a value of $39,000 and Brand Name with a value of $578,000. Customer relationships are being amortized over 7 years. The carrying value of Brand Name is not being amortized but will be evaluated on a quarterly basis, including a formal evaluation at year end.

D.	Fat Shark Acquisition

On September 30, 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Fat Shark Holdings (“Fat Shark”), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries. The transaction closed on November 2, 2020 and was valued at $8,354,076 based on (i) the issuance of 5,227,273 shares of common stock with a value of $6,351,076 on the date of closing (ii) a senior secured promissory note in the original principal amount of $1,753,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction. A summary of the purchase price and its related allocation is as follows:

I.	Purchase Price

Shares issued	$6,351,076
Promissory note issued	1,753,000
Cash	250,000
Total Purchase Price	$8,354,076

II.	Purchase Price Allocation

Assets Acquired
Cash	$201,632
Accounts receivable	249,159
Other assets	384,232
Inventory	223,380
Brand name	1,144,000
Proprietary technology	272,000
Non-compete agreement	16,000
Goodwill	6,168,260
Total assets acquired	$8,658,663

Liabilities Assumed
Accounts payable and accrued expenses	$279,393
Customer deposits	25,194
Total liabilities assumed	304,587
Net assets acquired	$8,354,076

The Company initially allocated the excess of the purchase price above the net assets acquired to goodwill. The amount allocated to goodwill was subsequently adjusted based on the values of other intangible assets as determined by an independent valuation services firm. These intangible assets included proprietary technology and non-compete agreement which are being amortized over 5 and 3 years, respectively. The carrying value of Brand Name is not being amortized but will be reviewed quarterly and formally evaluated at year end.

E.	Skypersonic Acquisition

On February 11, 2021, the Company entered into Share Purchase and Liquidity Event Agreements (the “Skypersonic Agreements”) with the founder and majority shareholder of Skypersonic, Inc., (“Skypersonic”) and the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (the “Sellers”), pursuant to which, subject to the satisfaction of certain closing conditions, the Company will acquire all of the issued and outstanding share capital of Skypersonic for an aggregate of $3,000,000 in shares (the “Share Consideration”) of the Company’s common stock, based upon the VWAP of the Company’s common stock at closing of the transaction (the “Skypersonic Transaction”). The transaction closed on May 7, 2021 and was paid through the issuance of 747,124 shares of common stock with an agreed value of $3,000,000. Fifty (50%) percent of the Share Consideration (the “Escrow Shares”) were deposited in an escrow account for a period of twelve (12) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Skypersonic Agreements. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 shall result in a reduction of the Share Consideration on a dollar of dollar basis. The Company agreed that in the event that within 12 months following closing of the Acquisition, the Company issues common stock for a price per share less than $2.50 per share in a public offering of equity or convertible securities in which the Company raises a minimum of $2,000,000 (“Qualified Offering”), the Company shall issue Sellers additional shares of common stock equal to the difference between the number of shares issued and the quotient of the purchase price divided by the price of securities sold in the Qualified Offering. The founder and certain principal shareholders have agreed to indemnification obligations, on a pro-rata basis, subject to certain limitations, which shall survive for a period of eighteen (18) months following closing, and which include a basket amount of $25,000 before any claim can be asserted subject to a cap equal to the value of the Escrow Shares or the Share Consideration. For a period of three (3) years following closing, the founder shall not engage in a business competing with or providing products, services or solutions to the drone industry, first person view (“FPV”) business, navigation and software solutions that provide analytics, storage or services for or in conjunction with the drone industry. The Company determined that the financial position and results of operations of Skypersonic were not material to the overall financial condition and results of operations of the Company on a consolidated basis.

Note 2 - Going Concern

The financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying financial statements, we had negative working capital of $3,034,060 at April 30, 2021 and have accumulated losses totaling approximately $15.8 million through April 30, 2021. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and the classification of liabilities that might be necessary should we be unable to continue as a going concern.

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise capital through the public markets, (b) release additional commercial products and (c) pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million and net proceeds of approximately $14.6 million. In July 2021, we completed an offering of common stock which raised gross proceeds of $60 million and net proceeds of approximately $55.5 million.

Note 3 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our subsidiaries, Red Cat Propware, Inc., Rotor Riot, and Fat Sharking Holdings. Intercompany transactions and balances have been eliminated.

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

Cash – At April 30, 2021, we had cash of $277,347 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Accounts Receivable, net – Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based on a percentage of sales. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected.

Inventory – Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method.

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

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities and Related Disclosures

The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The levels of the fair value hierarchy are described below:

●	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

●	Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset.

●	Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company’s financial instruments mainly consist of cash, receivables, current assets, accounts payable and accrued expenses and debt. The carrying amounts of its cash, receivables, current asserts, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Convertible Securities and Derivatives

When the Company issues convertible debt or equity instruments that contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds from the convertible host instruments are first allocated to the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, resulting in those instruments being recorded at a discount from their face value but no lower than zero. Any excess amount is recognized as a derivative expense.

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

In October 2020 and January 2021, the Company entered into convertible note agreements which included provisions under which the conversion price was equal to the lesser of an initial stated amount or the conversion price of a future offering. This variable conversion feature was recognized as a derivative. Both financings included the issuance of warrants which contained similar variable conversion features. The Company values these convertible notes and warrants using the multinomial lattice method that values the derivative liability within the notes based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $46,096 and $38,419 at April 30, 2021 and April 30, 2020, respectively.

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

Comprehensive Loss –During the years ended April 30, 2021 and 2020, there were no differences between net loss and comprehensive loss. Therefore, the consolidated statements of comprehensive loss have been omitted.

Stock-Based Compensation – We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined using the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. We recognize compensation costs on a straight line basis over the service period which is generally the vesting term.

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

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 14.

Note 4 – Other Current Assets

Other current assets as of April 30, 2021 and 2020 included:

	2021	2020
Prepaid inventory	$478,939	$—
Prepaid expenses	115,587	—
Security deposits	9,372	—
Due from related party	75,000	3,020
Total	$678,898	$3,020

Note 5 - Notes Payable

A.	PayPal

PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The Company has entered into multiple agreements under which PayPal provides an advance on customer payments, and then retains a portion of customer payments until the advance is repaid.  PayPal charges a fee which the Company recognizes in full upon entering an agreement.  A November 2019 agreement under which PayPal advanced $100,000 and charged a transaction fee of $6,900 was completed in January 2021.  A January 2021 agreement under which PayPal advanced $75,444 and charged a transaction fee of $2,444 had a remaining balance of $32,461 at April 30, 2021.

B.	Shopify Capital

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has “purchased receivables” at a discount.  Shopify retains a portion of the Company’s daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed.  The Company assumed an existing agreement when it acquired Rotor Riot in January 2020.  This agreement was repaid in May 2020.  Since then, the Company has entered into the following agreements with Shopify:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Balance at April 30, 2021
May 2020	$158,200	$140,000	$18,200	17%	Completed – October 2020
September 2020	$209,050	$185,000	$24,050	17%	$84
April 2021	$236,500	$215,000	$21,500	17%	$236,500

Note 6 - Due to Related Party

A.	Short Term

I.	Note Payable to BRIT, LLC

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger Agreement, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed in a management role with the Company.

Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually. The balance outstanding, including accrued interest, totaled $159,679 and $166,466 at April 30, 2021 and 2020, respectively. The Company repaid $50,000 in May 2021 and began making monthly payments of $3,500 in July 2021.

II.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company assumed responsibility to pay at the effective time of the Merger. These obligations bear interest at annual rates ranging from 5.5% to 11.99%. The outstanding balance totaled $166,529 at April 30, 2021.

III.	Payable to Aerocarve

In August 2020 and December 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company’s Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance owed at April 30, 2021 was $74,000. In May 2021, the Company made a payment of $70,000.

B.	Note Payable to Related Party

In connection with the acquisition of Fat Shark in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller who is now an employee. The note bears interest at 3% annually and matures in full in November 2023. Accrued interest totaled $25,791 at April 30, 2021.

Note 7 - Convertible Notes

In November 2019, the Company issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019, the Company issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “2019 Notes”). The Notes had a term of 2 years and accrued interest at an annual rate of 12% through the date of conversion. In September and October 2020, the entire $450,000 of 2019 Notes, plus accrued interest totaling $45,204, was converted into 710,444 shares of common stock.

October 2020 Financing

On October 5, 2020, the Company closed a private offering of convertible promissory notes (the “2020 Notes”) in the aggregate principal amount of $600,000. The 2020 Notes accrued interest at 12% annually, had a two year term, and were convertible into common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 399,998 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (1) $1.50 per share, or (2) at a price equal to 75% of the price per share of the common stock offered in a future, qualified offering.

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $728,587, of which $580,000 was applied as a debt discount to reduce the initial carrying value of the notes to zero with the remaining $20,000 applied against transaction fees. The excess of the liability over the net proceeds totaled $148,587 which was recognized as a derivative expense. The derivative liability was valued using a multinomial lattice model as further described in Note 13 with $460,588 and $267,999 related to the derivate features of the notes and warrants, respectively.

In March 2021, the entire $600,000 of 2020 Notes, plus accrued interest totaling $34,257, were converted into 634,257 shares of common stock at a conversion price equal to $1.00 per share. Since the initial accounting had reduced the carrying value of the 2020 Notes to zero, the Company recognized $600,000 of interest expense in connection with the 2020 Notes. In addition, since the conversion of the notes resulted in the elimination of the derivative liability in the notes, the derivative liability was reduced by $2,589,393 with a corresponding increase in additional paid in capital.

January 2021 Financing

On January 27, 2021, the Company closed a private offering of convertible promissory notes (the “2021 Notes”) in the aggregate principal amount of $500,000. The 2021 Notes accrued interest at 12% annually, had a two year term, and were convertible into shares of the Company’s common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 675,000 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (i) $1.50 per share, or (ii) a 25% discount to the price per share of common stock offered in a future qualified offering.

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $4,981,701, of which $500,000 was applied as a debt discount to reduce the initial carrying value of the notes to zero. The excess of the liability over the net proceeds totaled $4,481,701 which was recognized as a derivative expense. The derivative liability was valued using a multinomial lattice model as further described in Note 13 with $2,111,035 and $2,870,666 related to the derivate features of the notes and warrants, respectively.

In March 2021, the entire $500,000 of 2021 Notes, plus accrued interest totaling $13,234, were converted into 513,234 shares of common stock at a conversion price equal to $1.00 per share. Since the initial accounting had reduced the carrying value of the 2021 Notes to zero, the Company recognized $500,000 of interest expense in connection with the 2021 Notes. In addition, since the conversion of the notes resulted in the elimination of the derivative liability in the notes, the derivative liability was reduced by $2,106,717 with a corresponding increase in additional paid in capital.

Note 8 - Income Taxes

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

At April 30, 2021 and April 30, 2020, we had accumulated deficits of approximately $15,800,000 and $2,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $632,000 and $104,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at April 30, 2021 and 2020.

Note 9 - Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

Note 10 - Preferred Stock

Our Series A Preferred Stock (“Series A Stock”) is convertible to common stock at a ratio of 8.33 shares of common stock for each share of Series A Stock, and votes together with the common stock on an as-if-converted basis. The Series A Preferred Stock was originally issued under the Securities Exchange Agreement, as further described in Note 1. The Series A Stock was automatically converted into shares of common stock upon the effectiveness of our reverse stock split in August 2019, except for 208,704 shares which were subject to a limitation on the number of shares of common stock that can be held by the holder of those shares of Series A Stock. Shares outstanding at April 30, 2021 totaled 158,704 which are convertible into 1,322,004 shares of common stock.

Our Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. The Series B Preferred Stock was originally issued under the Exchange Agreement, as further described in Note 1. Shares outstanding at April 30, 2021 totaled 1,968,676 which are convertible into 1,640,563 shares of common stock.

Note 11 - Warrants

In September 2019, we received $152,239 in connection with the exercise of 469,874 warrants which had been issued in May 2019 as part of the Share Exchange Agreement. We also assumed a fully vested, restricted stock unit agreement requiring the issuance of 41,667 shares of common stock in May 2021, as well as a warrant to purchase 5,556 shares of common stock at an exercise price of $60.00 per share. This warrant expired in March 2021.

In October 2020, the Company issued five-year warrants to purchase a total of 399,998 shares in connection with the issuance of $600,000 of convertible notes. The warrants have an initial exercise price of $1.50 which may be reduced to (i) a 25% discount of the price per share of Common Stock offered in a future qualified offering. The warrants were valued at $267,999 using the multinomial lattice model and are considered derivative liabilities under ASC 815-40.

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

In March and April 2021, we received $201,249 in connection with the exercise of 201,666 warrants which had been issued in October 2020 and January 2021 as part of the convertible note financings described in note 7. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $694,305 with a corresponding increase in additional paid in capital.

The following table presents the assumptions used to estimate the fair values of the stock warrants granted:

April 30, 2021
Expected volatility	86-89%
Expected dividends	0%
Expected term	4.42-5 Years
Risk-free interest rate	0.29-0.61%

The following table summarizes the changes in warrants outstanding issued to non-employees of the Company during the year ended April 30, 2021.

	Number of Shares	Weighted-average Exercise Price per Share		Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	—	$			$
Granted	1,074,998		1.50
Exercised	(201,666)		1.50
Outstanding as of April 30, 2021	873,332		$1.50	4.62		$2,218,263

Note 12 - Share Based Awards

Effective August 2019, shareholders approved the 2019 Equity Incentive Plan (the “Plan”) which allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

Options exercisable as of April 30, 2021 totaled 1,305,810. The remaining weighted average contractual term of the options outstanding at April 30, 2021 was 8.68 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at April 30, 2021 of $4.04 over the exercise price of each option, was $4,943,870. As of April 30, 2021 and 2020, there was $914,915 and $1,009,731 of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.08 years.

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during the years ended April 30, 2020 and April 30, 2021:

	2021	2020
Exercise price	2.01 - 3.95	0.82 - 2.10
Stock price on date of grant	2.01 - 3.95	0.82 - 2.10
Volatility	88.60% - 91.44%	75%
Risk-free interest rate	0.38% - 1.66%	1.59 - 1.74%
Expected term (years)	5.87 - 10.00	5.00 - 10.00
Dividend yield	—	—

A summary of activity under the Plan for the two years ended April 30, 2021 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2019	—	—
Granted	1,597,475	$1.10
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of April 30, 2020	1,597,475	1.10
Granted	600,000	3.63
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of April 30, 2021	2,197,475	$1.79	8.68	$4,943,870
Exercisable as of April 30, 2021	1,305,810	$2.21	9.00	$2,388,208

Stock compensation expense for the years ended April 30, 2021 and 2020 was as follows:

	2021	2020
General and administrative	$1,688,025	$213,959
Research and development	1,269,987	55,936
Operations	220,048	—
Sales and marketing	210,156	—
Total	$3,388,216	$269,895

Note 13 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants which contain embedded features subject to derivative accounting. See Note 7 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company’s balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount on the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense.

The Company estimated the fair value of these embedded derivatives using a multinomial lattice mode1. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon issuance, at the end of each fiscal reporting quarter, and upon settlement of the derivative liability are set forth below. In addition, the Company’s stock price on each measurement date was used in the model.

April 30, 2021
Risk-free interest rate	0.08-0.61%
Expected dividend yield	—
Expected term (in years)	1.54-5.00
Expected volatility	86.74-110.56%

The fair value of the derivative liabilities recognized upon the closing of the October 2020 and January 2021 financings exceeded the net proceeds totaling $1,080,000 from those financings. Therefore, a derivative expense totaling $4,630,288 was recognized, of which $148,587 and $4,481,701 related to the October 2020 and January 2021 financings, respectively.

Changes in the derivative liability during the year ended April 30, 2021 were as follows:

Recognized upon closing of October 2020 financing	$728,587
Recognized upon closing of January 2021 financing	4,981,701
Eliminated upon conversion of notes/exercise of warrants	(5,390,415)
Changes in fair value from issuance through April 30, 2021	2,492,894
Derivative liability at April 30, 2021	$2,812,767

Changes in the fair value of derivates during the fiscal year ended April 30, 2021 resulted in an expense of $2,492,894, and primarily related to an increase in the Company’s stock price following the closings of the financings.

As of April 30, 2021, all of the notes had been converted into common stock and 873,332 of the warrants were outstanding. The fair value of the remaining derivatives at April 30, 2021 totaled $2,812,767 using the following assumptions:

April 30, 2021
Current stock price	$4.04
Risk-free interest rate	0.08-0.61%
Expected dividend yield	—
Expected term (in years)	1.54-5.00
Expected volatility	86.74-110.56%

Note 14 - Related-Party Transactions

Shares Issued for Services – In May 2019, we issued 1,570 shares of common stock valued at $70,000 to a shareholder for legal services provided to us. In April 2020, we issued 150,000 shares of common stock with a fair market value of $204,000 to a different law firm for services provided to us.

Convertible Note Financing – In December 2019, we completed a convertible note financing with a member of the Board of Directors for $125,000 and with our Chief Executive Officer for $25,000. The same Board member invested $300,000 and $100,000 in the convertible note financings completed in October 2020 and January 2021, respectively. Another board member invested $50,000 in the convertible note financing completed in January 2021. See Note 7 for details on the terms of the transaction.

Payable to Aerocarve – In August 2020 and December 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company’s Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. During the year ended April 30, 2021, the Company made principal repayments of this note totaling $5,000.

Note 15 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

A. Common Stock Offering

On May 4, 2021, the Company closed an offering of 4 million shares of common stock which generated gross proceeds of $16 million and net proceeds of approximately $14.6 million.

On July 21, 2021, the Company closed an offering of 13,333,334 shares of common stock which generated gross proceeds of $60 million and net proceeds of approximately $55.5 million.

B. Closing of Skypersonic Acquisition

On May 7, 2021, we closed on the acquisition of Skypersonic, as further described in Note 1. At closing, we acquired all of the issued and outstanding share capital of Skypersonic in exchange for issuance of $3,000,000 of our common stock, at the Volume Weighted Average Price (VWAP) of $4.0154 per share resulting in the issuance of 857,124 shares of common stock to the Sellers (the “Share Consideration”). Fifty percent of the Share Consideration (the “Escrow Shares”) was deposited in an escrow account for a period of twelve (12) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Skypersonic Agreements. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 shall result in a reduction of the Share Consideration on a dollar of dollar basis. If, within 12 months following closing of the Acquisition, we issue Common Stock for a price of less than $2.50 per share in a Qualified Offering (defined as a public offering or equity or convertible securities in which the Company raises a minimum of $2 million), we will be required to issue the Sellers additional shares of our common stock equal to the difference between the number of shares issued and the quotient of the Purchase Price divided by the Qualified Offering Price.

C. Signing of Teal Drones Acquisition

 On July 13, 2021, the Company and Teal Acquisition I Corp., (“Acquisition”), a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the “Agreement”) with Teal Drones, Inc. (“Teal”). Under the terms of the Agreement, subject to the satisfaction of certain closing conditions, Acquisition will acquire Teal by merger of Acquisition with and into Teal, with Teal as the surviving corporation (the “Merger”). At the Effective Time of the Merger. all of the issued and outstanding share capital of Teal will be exchanged for an aggregate of Fourteen Million Dollars ($14,000,000) of Company common stock, (the “Common Stock”) and Series C Convertible Preferred Stock, (the “Series C Preferred”, and together with the Common Stock, the “Share Consideration”). The Company will at closing issue such number of shares equal to the Share Consideration divided by the VWAP of the Company (the “Closing Date VWAP”) which shall be equal to the average of the Daily VWAP for the twenty (20) trading days ending on and including the Closing Date. “Daily VWAP” means, for any trading day, the per share volume-weighted average price of the Company’s Common Stock as reported by Nasdaq. Fifteen (15%) percent of the Share Consideration (the “Escrow Shares”) shall be held in an escrow account for a period of eighteen (18) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Agreement.

In addition, the Share Consideration may be increased upon the achievement of certain milestones (the “Earn-Out Consideration”). A total of $16 million in Earn Out Consideration will be issued if sales and services of Teal’s Golden Eagle drones (“Teal Sales”) total $36 million during the 24 month period following the Closing (the “Earn-Out Period”). A total of $10 million in Earn Out Consideration will be issued if Teal Sales total at least $24 million but less than $36 million during the Earn-Out Period. A total of $4 million in Earn Out Consideration will be issued if Teal Sales total at least $18 million but less than $24 million. Additional Share Consideration, if earned, is issuable at the VWAP of the Company within thirty (30) days of the determination that Earn-Out Consideration is payable.

Under the Agreement, the Share Consideration to be paid on the Closing Date shall be reduced by any indebtedness of Teal, including up to $2 million of senior secured debt to be assumed by the Company (the “Assumed Debt”) and any working capital deficit, on a dollar of dollar basis. In addition, it is anticipated that $1 million of the Share Consideration payable to the shareholders of Teal in connection with the Merger, has been agreed to be paid to the Assumed Debt holder to secure consent to the Merger and the transactions contemplated thereby.

The closing is subject to customary closing conditions including (i) stockholder approval by shareholders of both the Company and Teal, (ii) approval by Nasdaq of the shares issuable to Teal, (iii) approval of the terms of the Assumed Debt by the Company and the lender, and (iv) completion of audits of Teal and the filing of other information required by Regulation S-X. It is anticipated that management and employees of the Company will hold more than 49% of the voting power of the Company and will vote in favor of the Merger.

D. Related Party Transaction

In July 2021, the Company entered into a consulting agreement with a director resulting in monthly payments of $6,000. In addition, the Company issued 150,000 options to purchase common stock at $2.51 which vest quarterly over the one-year term of the agreement.

PART III

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A. Controls and procedures

Item 9B. Other information

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Jeffrey M. Thompson	55	President, Chief Executive Officer and Director

Allan Evans	37	Chief Operating Officer

Joseph Hernon	61	Chief Financial Officer, Treasurer and Secretary

Nicolas Liuzza, Jr.	55	Director

Patrick T. Mitchell	58	Director

Jonathan Read	60	Director

Joseph Freedman	55	Director

Our directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. Our officers are elected by and serve at the discretion of the board of directors.

Biographies

Jeffrey M. Thompson, President and Chief Executive Officer

Jeffrey Thompson has been President and Chief Executive Officer of the Company since May 15, 2019. Mr. Thompson was a director of Exactus, Inc. (OTCMKTS:EXDI), a producer and marketer of products made from industrial hemp containing cannabidiol, currently traded on the OTCQB venture market from January 2019 until April 2020. In December 1999, Mr. Thompson founded Towerstream Corporation (OTCQB:TWER), fixed-wireless fiber alternative company delivering high-speed internet access to businesses, and served as its president, chief executive officer and a director from November 2005 to February 2016. In 1994, Mr. Thompson founded EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997) and became eFortress through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts.

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

Dr. Allan Evans, Chief Operating Officer

Dr. Allan Evans has been appointed as Chief Operating Officer of the Company, effective June 3, 2021. Mr. Evans is a serial entrepreneur with a history of founding and leading technology innovation and has more than a decade's worth of experience in design, engineering, and emerging technologies. He has served as Chief Executive Officer of our subsidiary, Fat Shark since 2017 under an Employment Agreement dated January 11, 2021. Following his appointment as our new COO, Mr. Evans continues to serve and is being compensated in his role as CEO of Fat Shark Holdings under his existing Employment Agreement.  From August 2017 to October 2020, Dr. Evans served as a board member for Ballast Technologies, a company that specialized in technology for location-based entertainment. In November 2012, he co-founded Avegant, a technology company focused on developing next-generation display technology to enable previously impossible augmented reality experiences. He led design, development, and initial production of the glyph head mounted display and oversaw technology research and patent strategy while serving as Chief Technology Officer of Avegant until 2016. Dr. Evans received a PhD and M.S. degree in electrical engineering from the University of Michigan and has a B.S. degree from Michigan State University. Dr. Evans has 38 total patents that cover a range of technologies from implantable medical devices to mixed reality headsets. Academically, his work has an h-index of 14, an i-index of 24, and has been cited in almost 800 publications. He has extensive experience with new technologies, engineering, business development, and corporate strategy and his expertise in these areas strengthens the company’s collective knowledge and capabilities.

Joseph Freedman, Director

Mr. Freedman has been a director of the Company since January 11, 2021. Mr. Freedman is an entrepreneur with experience launching and exiting companies in the legal recruitment, technology and hospitality sectors, several of which have been acquired by NYSE listed, private equity and privately held companies. Four such companies were listed on the Inc. 500/5000, 14 times, with one being listed in the top 100. In 2006, Mr. Freedman co-founded and currently serves on the board of Peachtree Tents & Events Holdings, LLC. Mr. Freedman co-founded and served as the chief executive officer of Richmond Title, LLC until its acquisition in 2006, and founded and served as chief executive officer of AMICUS Legal Staffing, Inc. until its acquisition in 1996. In 2009 Mr. Freedman co-founded and served on the board of RFx Legal, LLC, a company which used proprietary technology to automate the way corporations sourced and procured legal services, until its acquisition in 2013. Mr. Freedman also co-founded eConception, LLC, Weberize, LLC, and Acymtech LLC. Mr. Freedman currently serves as an advisor to Headsets.com and sits on numerous privately held company boards. Mr. Freedman is the past president of the Nashville Chapter of the Entrepreneurs Organization and currently serves on their Strategic Council. Mr. Freedman earned a B.S. degree in Finance from Louisiana State University.

Mr. Freedman’s business and financial experience provide the basis upon which the Company has appointed him to the Board.

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

Composition of our Board of Directors

Our board of directors currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Independence

Our Board has determined that all of our present directors are independent, in accordance with standards under the Nasdaq Listing Rules, other than Mr. Thompson. Our Board determined that, under the Nasdaq Listing Rules, Mr. Thompson is not an independent director because he is the Chief Executive Officer and President of the Company.

Our Board has determined that Messrs. Read and Liuzza are independent under the Nasdaq Listing Rules’ independence standards for Audit Committee members. Our Board has also determined that they are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members and for Governance and Nominating committee members.

Committees of the Board of Directors

Audit Committee

The Audit Committee is composed of two independent directors: Nicholas Liuzza and Jonathan Read. Each member of the Audit Committee is an independent director as defined by the rules of the SEC and Nasdaq. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee also meets with our auditors to review the results of their audit and review of our annual and interim financial statements.

The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Audit Committee Financial Expert

Our Board determined that Jonathan Read is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC, in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee, which currently consists of Joseph Freedman and Nicholas Liuzza, each of whom are independent directors. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee considers the annual performance evaluation of the Chief Executive Officer conducted by the Board in light of company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the Board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

The Compensation Committee also reviews and makes recommendations with respect to stockholder proposals related to compensation matters. The committee administers the Company’s equity incentive plans, including the review and grant of stock options and other equity incentive grants to executive officers and other employees and consultants.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other adviser. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the committee.

Governance and Nominating Committee

The Governance and Nominating Committee, consists of Joseph Freedman and Nicholas Liuzza, each of whom meets the independence requirements of all other applicable laws, rules and regulations governing director independence, as determined by the Board.

The Governance and Nominating Committee identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board; recommends to the Board the director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected; recommends to the Board candidates to fill any vacancies on the Board; develops, recommends to the Board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the Board and management.

In recommending director nominees for the next annual meeting of stockholders, the Governance and Nominating Committee ensures the Company complies with its contractual obligations, if any, governing the nomination of directors. It considers and recruits candidates to fill positions on the Board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the Board or otherwise. The Committee conducts, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board and such candidate’s compliance with the independence and other qualification requirements established by the Committee. The Committee also recommends candidates to fill positions on committees of the Board.

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Committee shall consider such factors at it deems appropriate, including, without limitation, the following: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board (including its size and structure).

The Committee develops and recommends to the Board a policy regarding the consideration of director candidates recommended by the Company’s stockholders and procedures for submission by stockholders of director nominee recommendations.

In appropriate circumstances, the Committee, in its discretion, will consider and may recommend the removal of a director, in accordance with the applicable provisions of the Company’s certificate of incorporation and bylaws. If the Company is subject to a binding obligation that requires director removal structure inconsistent with the foregoing, then the removal of a director shall be governed by such instrument.

The Committee oversees the evaluation of the Board and management. It also develops and recommends to the Board a set of corporate governance guidelines applicable to the Company, which the Committee shall periodically review and revise as appropriate. In discharging its oversight role, the Committee is empowered to investigate any matter brought to its attention.

Board Diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix.  The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its stockholders.  Although there are many other factors, the Board seeks individuals with experience on operating and growing businesses.

Board Leadership Structure

Jeffrey Thompson serves as the Chairman of the Board and actively interfaces with management, the Board and counsel regularly.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Norman Gardner, Chairman of the Board, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risk affecting us are our liquidity and the lack of material revenue.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K other than Mr. Read as described under “Biographies”.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations and the prompt reporting of illegal or unethical behavior, and accountability for adherence to the Code of Ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended April 30, 2021, the Reporting Persons timely filed all such reports, except that Allan Evans filed a Form 4 reporting common stock transferred in recognition of services provided late; Allan Evans filed a Form 3 reporting becoming an Officer late; Brains Riding in Tanks, LLC filed a Form 3 reporting becoming a 10% owner late; Greg French filed a Form 3 reporting becoming a 10% Owner late; Jeffrey Thompson filed a Form 4 reporting the purchase of common stock late; Jeffrey Thompson filed a Form 4 reporting conversion of a convertible note into common stock late; Joseph Freedman filed a Form 4 reporting conversion of a convertible note and the exercise of warrants into common stock late; Joseph Freedman filed a Form 3 reporting becoming a Director late; Nicholas Liuzza filed a Form 4 reporting conversion of convertible notes into common stock late; Nicholas Liuzza filed a Form 4 reporting conversion of a convertible note into common stock, issuance of a convertible note, and issuance of warrants late.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and the other (1 executive officer with compensation exceeding $100,000 during the fiscal years ended April 30, 2021 and 2020 (each a "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Jeffrey Thompson	2021	$167,334	$—	$2,038,368	$—	$2,205,702
Chief Executive Officer and President	2020	$160,000	$—	$—	$—	$160,000

Joseph Hernon	2021	$125,500	$—	$—	$—	$125,500
Chief Financial Officer and Secretary	2020	$25,973	$—	$707,300	$—	$733,273

(1)	Joseph Hernon joined the company in February 2020
(2)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 1 of the Financial Statements to our Form 10-K for the year ended April 30,2021”

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

Employment Agreements

Employment Agreement with Joseph Hernon, CFO of Red Cat Holdings

On July 1, 2021, Red Cat Holdings, Inc. (the “Company”) entered into a one-year executive employment agreement (the “Employment Agreement”) with Joseph Hernon (“Executive”), to serve as chief financial officer of the Company. The Employment Agreement will automatically renew for successive one-year terms unless either party notifies the other party at least three months prior to the expiration of the then current term of its desire to terminate the Employment Agreement.

In consideration therefor, Executive will be paid a base salary equal to 75% percent of the salary of the Company’s Chief Executive Officer in effect from time to time (“Base Salary”), in periodic installments in accordance with the Company’s regular payroll practices. Base Salary may not be decreased without the written consent of Executive. Executive will also be eligible to receive an annual cash bonus of up to 150% percent of Base Salary (“Annual Bonus”).

Executive also received a grant of 375,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), 45,000 of which shares vest on November 1, 2021, and the remaining 330,000 shares vest in 11 equal quarterly installments commencing on February 1, 2022, subject to Executive’s continued employment by the Company or its parent or any subsidiary. The grant of shares will also vest immediately upon a change of control, as defined in the Company’s 2019 Equity Incentive Plan (the “Plan”). Executive will also be eligible for additional awards under the Plan.

Upon termination of employment for any reason, the Executive shall be entitled to Base Salary and a pro-rata portion of the Annual Bonus earned through the date of termination. Upon termination by the Company for any reason other than for “cause” or by Executive for “good reason”, as such terms are defined in the Employment Agreement, Executive will be entitled to all vested and unvested shares in accordance with the award vesting as if no termination occurred.

Upon termination by the Company without cause, by Executive for good reason or by Executive within 180 days of a change of control, as defined in the Employment Agreement, Executive will also be entitled to the): (i) the greater of Base Salary through the balance of the term, or 12 months of Base Salary; (ii) continued participation in Company benefit plans (including health benefits) for at least twenty four months and (iii) immediate vesting of all stock options or equity awards. Fat Shark will also pay for Executive’s COBRA premiums so long as Executive qualifies therefor.

During the term of employment and for three years thereafter, if there is a restatement of any financial results resulting from material non-compliance of the Company with financial reporting requirements under the federal securities laws from which any metrics were determined to be achieved which were the basis of the granting and calculation of the Annual Bonus and any stock-based compensation, Executive agrees to repay any amounts which were determined by reference to any financial results which were later restated.

Executive is entitled to participate in all benefit plans at substantially the same levels as the Company’s senior executive officers.

Executive may terminate the Employment Agreement without Good Reason and other than for a change of control upon thirty days prior written notice. Upon such termination, the Company will have no further obligations or liability to Executive, except for the Base Salary and pro-rata Annual Bonus earned prior to the date of termination.

The Employment Agreement contains for customary confidentiality provisions during and after the term of employment of Executive.

Employment Agreement with Jeffrey Thompson, CEO of Red Cat Holdings

On March 31, 2021, the Company entered into a written employment agreement (the “Employment Agreement”) with Jeffrey M. Thompson, the Company’s Chief Executive Officer. The Employment Agreement provides for an initial term of one year and will renew for successive one-year terms unless either party provides written notice of their intent not to renew the agreement at least three months prior to expiration. The Employment Agreement provides for a base salary of $248,000 per year, payable in periodic installments in accordance with the Company’s regular payroll practices. At the option of Mr. Thompson, in any fiscal in which: A) at any time market capitalization is at least $500,000,000; and B) the Company’s traded price per share is at least $6.00 on a national securities exchange for 60 consecutive days, Mr. Thompson may elect to receive all or any portion of the base salary for a subsequent period in shares of Company common stock valued at the thirty-day VWAP for each pay period for which the election is applicable.

The Employment Agreement also provides certain Incentive Criteria for Mr. Thompson tied to the Company’s share price and market capitalization, Mr. Thompson may earn an annual bonus in an amount up to 200% of his base salary upon meeting certain Company goals and objectives to be defined by the Company’s Compensation Committee, in consultation with Mr. Thompson, including the full annual bonus amount in any fiscal in which: A) at any time market capitalization is at least $500,000,000; and B) the Company’s traded price per share is at least $6.00 on a national securities exchange for 60 consecutive days. Mr. Thompson may also elect to receive all or any portion of such bonus in common stock of the Company, valued at the thirty-day VWAP on the date set for payment of the bonus.

The Employment Agreement contains certain “clawback” provisions, which are triggered if there is a restatement of any Company financial results which were the basis for payment of compensation to Mr. Thompson. Under the clawback provisions, Mr. Thompson will be required to repay any annual bonus and stock-based compensation determined by reference to any Company financial results which were later restated, to the extent the amounts paid exceeded the amounts that would have been paid, based on the restatement of the Company’s financial information.

Upon termination of the Employment Agreement for any reason, Mr. Thompson will be entitled to all base salary earned through the termination date, as well pro-rated annual bonuses, if any, and payment of all accrued but unused vacation time and reimbursement of all reimbursable expenses. Upon termination of the Agreement by the Company for any reason other than “Cause” as defined in the agreement, or upon termination by Mr. Thompson for “Good Reason” as defined in the Agreement, Mr. Thompson will also be entitled to: (i) the greater of his continued base salary through the balance of the employment period, as renewed, or twenty-four (24) months of his then Base Salary; (ii) continued participation in Company welfare benefit plans (including health benefits) on the same terms as immediately prior to termination and to be paid in full by the Company for a period of not less than twelve (12) months; and (iii) immediate vesting of all stock options/equity awards.

In connection with the Employment Agreement, the Company granted Mr. Thompson fully-vested 10-year stock options to purchase 500,000 shares of the Company's common stock (the “Options”) pursuant to the Company’s 2019 Equity Incentive Plan. The Options are exercisable at a per share exercise price of $3.95, which represents the fair market value of the Company’s common stock as determined by the Board in a manner consistent with the Internal Revenue Code of 1986. The Options can be exercised for cash, in the form of shares of Common Stock on a cashless basis or a combination thereof.

Employment Agreement with Allan Evans, CEO of Fat Shark

On January 11, 2021, Red Cat Holdings, Inc., the Company and Fat Shark entered into a one-year executive employment agreement (the “Employment Agreement”) with Allan Evans (“Evans”), to serve as chief executive officer of Fat Shark. The Employment Agreement will automatically renew for successive one-year terms unless either party notifies the other party at least three months prior to the expiration of the then current term of its desire to terminate the Employment Agreement.

In consideration therefor, Evans will be paid a base salary equal to 70% percent of the salary of the Company’s Chief Executive Officer in effect from time to time (“Base Salary”), in periodic installments in accordance with the Company’s regular payroll practices. Base Salary may not be decreased without the written consent of Executive. Evans will also be eligible to receive an annual cash bonus of up to 100% percent of Base Salary (“Annual Bonus”).

Evans also received a grant of 1,000,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), 250,000 of which shares vest on January 11, 2021, and the remaining 750,000 shares vest in 36 equal monthly installments commencing on February 28, 2021, subject to Evans’ continued employment by Fat Shark or its parent or any subsidiary. the grant of shares will also vest: (i) immediately upon a change of control, as defined in the Company’s 2019 Equity Incentive Plan (the “Plan”); (ii) as to 250,000 shares, upon the final closing price of the Common Stock for 30 consecutive days at or above $5.00 per share; (iii) as to 125,000 shares, upon receipt of payment in full by Fat Shark from an unrelated third-party purchaser of goods or services in an amount of $250,000 or more at a net profit margin no less than the average net profit margin of Fat Shark for similar goods or services during the preceding 12 months; and (iv) as to 125,000 shares, upon receipt of payment in full by Fat Shark from any unrelated third-party purchaser of goods or services in an amount of $1,000,000 (exclusive of any purchase described in (iii) above) at a net profit margin no less than the average net profit margin of Fat Shark for similar goods or services during the preceding 12 months. Evans will also be eligible for additional awards under the Plan.

Upon termination of employment for any reason, the Evans shall be entitled to Base Salary and a pro-rata portion of the Annual Bonus earned through the date of termination. Upon termination by the Company for any reason other than for “cause” or by Evans for “good reason”, as such terms are defined in the Employment Agreement, Evans will be entitled to all vested and unvested shares in accordance with the award vesting as if no termination occurred.

Upon termination by the Company without cause, by Evans for good reason or by Evans within 180 days of a change of control, as defined in the Employment Agreement, Evans will also be entitled to the): (i) the greater of Base Salary through the balance of the term, or 12 months of Base Salary; (ii) continued participation in Company benefit plans (including health benefits) for at least twelve months and (iii) immediate vesting of all stock options or equity awards. Fat Shark will also pay for Evans’ COBRA premiums so long as Evans qualifies therefor.

During the term of employment and for three years thereafter, if there is a restatement of any financial results resulting from material non-compliance of Fat Shark with financial reporting requirements under the federal securities laws from which any metrics were determined to be achieved which were the basis of the granting and calculation of the Annual Bonus and any stock-based compensation, Evans agrees to repay any amounts which were determined by reference to any Fat Shark financial results which were later restated.

Evans is entitled to participate in all benefit plans at substantially the same levels as the Company’s senior executive officers. Evans may terminate the Employment Agreement without Good Reason and other than for a change of control upon thirty days prior written notice. Upon such termination, Fat Shark will have no further obligations or liability to Evans, except for the Base Salary and pro-rata Annual Bonus earned prior to the date of termination. The Employment Agreement contains for customary confidentiality provisions during and after the term of employment of Evans.

Consulting Agreement with Director Joseph Freedman

On June 7, 2021, our Board of Directors approved a Consulting Agreement (the “Agreement”) with our Director Joseph Freedman. Under the Agreement, Mr. Freedman has agreed to assist the company with various strategic tasks and initiatives, including managing the pre and post-merger integration planning, developing and managing quarterly and annual planning sessions, assisting with executive recruiting, and identifying and assisting with acquisitions. Under the Agreement, Mr. Freedman will be acting as a consultant only, and will have no responsibility or obligation for execution of our business plan or any ability to obligate or bind the company in any respect. In approving the Agreement, our Board of Directors determined that Mr. Freedman remains an “Independent Director” within the meaning of Nasdaq Rule 5605.

The term of the Agreement is one (1) year, during which Mr. Freedman will be paid a consulting fee of $6,000 per month. As additional compensation, Mr. Freedman was granted options to purchase 150,000 shares of common stock at a price of $2.51 per share, exercisable for five years. The options will vest in equal quarterly installments.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding on April 30, 2021

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Jeffrey M. Thompson	3/31/2021	500,000	—	$3.95	3/31/2031
Joseph Hernon	1/5/2020	458,335	641,665	$0.82	1/23/2030

Director Compensation

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Options Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Freedman	$—	—	144,512	(1)	—	—	—	$144,512

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 (See Note 11 to the financial statements) of 10-year options to purchase 100,000 shares of common stock at an exercise price of $2.01, 50,000 of which shares vested on the grant date of January 5, 2021 and 25,000 of which shares vest on each of the first and second anniversary of the grant date.

During the year ended April 30, 2021, no cash compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Employee Benefit Plans

The Company currently has no employee benefit plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of July 28, 2021, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors (iii) each of our Named Executive Officers and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Red Hat Holdings, Inc., 607 Ponce de Leon Ave, Suite 407.San Juan, Puerto Rico, 85251.

The percentages below are calculated based on 48,244,219 shares of common stock issued and outstanding as of August 9, 2021.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors:
Jeffrey Thompson	12,667,518	(1)	26.0
Nicholas Liuzza, Jr.	1,325,865	(2)	2.7
Patrick Mitchell	413,248	(3)	0.9
Allan Evans	1,050,372	(4)	2.2
Jonathan Read	41,667	(5)	*
Joseph Hernon	550,000	(6)	1.1
Joseph Freedman	198,805	(7)	0.4
All executive officers and directors as a group (7 persons)	16,247,475	(1)to(7)	32.3
Other 5% Holders
Gregory French	4,815,533	(8)	10.0
Brains Riding in Tanks, LLC	1,997,684	(9)	4.1
Empery Asset Management, LP	3,000,000	(10)	6.2
CVI Investments, Inc.	2,500,000	(11)	5.2
Sabby Volatility Warrant Master Fund, Ltd	2,565,133	(12)	5.3

*Represents less than 1%

(1) Includes 500,000 of fully vested stock options.

(2) Includes 335,000 warrants to purchase common stock and 100,000 stock options exercisable within 60 days.

(3) Includes 100,000 stock options exercisable within 60 days.

(4) Includes 416,667 shares under a restricted stock agreement which have vested or will vest within 60 days.

(5) Includes 41,667 shares which have vested under a restricted stock agreement.

(6) Includes 550,000 stock options currently exercisable.

(7) Includes 87,500 stock options exercisable within 60 days.

(8) Under the Lock-Up Agreement with Mr. French, up to the greater of 20% or $1,000,000 of his shares may be sold prior to November 2, 2021 (the 12-month anniversary of the closing of the Fat Shark acquisition) in previously negotiated transactions. Thereafter, shares may be sold at 10% of the average daily volume of the common stock during the prior 10 days.

(9) Chad Kapper is the managing member of Brains Riding in Tanks, LLC. In such capacity, he has voting and dispositive control over the securities held by such entity.

(10) Each of Ryan M. Lane and Martin D. Hoe is a Managing Member of Empery AM GP, LLC, the general partner of Empery Asset Management, LP.

(11) Heights Capital Management is the investment manager.

(12) Sabby Management LLC is the investment manager.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since May 1, 2018, to which we were a party or will be party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

On October 12, 2018, Company issued a promissory note in the principal amount of $15,000 to Jonathan Read, our director and former Chief Executive Officer. The note, and accrued interest thereon, was repaid in full in January 2019.

On May 13, 2019, the Company paid $1,820 to Mr. Read for expenses paid on behalf of the Company by Mr. Read.

The Company rented office space from Jeffrey Thompson, our Chief Executive Officer until March 31, 2019 and paid a total of $8,100 from May 1, 2018 to March 31, 2019 for such space.

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

In October 2020, Mr. Liuzza converted his convertible note in the amount of $125,000 plus $11,342 of accrued interest into 209,758 shares of common stock.

In October 2020, Mr. Thompson converted his convertible note in the amount of $25,000 plus $2,416 of accrued interest into 29,166 shares of common stock.

In October 2020, we issued a two-year convertible note in the principal amount of $300,000 to Nicholas Liuzza, a director. The notes bear interest at a rate of 12% per annum which accrues and is payable in full upon maturity. Interest on the notes may be paid in cash or in shares of common stock of the Company at the holder’s sole discretion as follows: the lower of (a) $1.00, if the conversion occurs prior an offering of Common Stock resulting in the listing for trading of the Common Stock on the Nasdaq Capital Market (a "Qualified Offering") or (b) a 25% discount of the price per share of Common Stock offered in the Qualified Offering, if the conversion occurs simultaneous with the Qualified Offering. We may, upon 10 business days advance notice, elect to pre-pay the notes, including all accrued interest, in whole or in part. Upon an event of default, as described in the notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the note, unless waived by the holder, the holder may not convert the note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company. In connection with the transaction, Mr. Liuzza was issued 200,000 warrants to purchase shares of common stock.  The warrants are exercisable at a price equal to the lower of (i) $1.50 per share or (ii) a 25% discount to the price per share of the common stock offered in a Qualified Offering.

In March 2021, Mr. Liuzza converted his convertible note in the amount of $300,000 plus $17,852 of accrued interest into 317,852 shares of common stock.

On January 11, 2021, the Company issued a ten-year option to purchase 100,000 shares of Common Stock at an exercise price of $2.01 per share under the Equity Incentive Plan to Joseph Freedman upon his acceptance of appointment as a director of the Company. Fifty percent of these options are vested immediately, with twenty-five percent of the options vesting on each of the first and second anniversary of the grant date.

On January 11, 2021, the Company issued 1,000,000 shares of Common Stock to Allan Evans under the Plan pursuant to the Employment Agreement described above.

In January 2021, we issued a two-year convertible note in the principal amount of $100,000 to Nicholas Liuzza, Jr., a director. The notes bear interest at a rate of 12% per annum which accrues and is payable in full upon maturity. Interest on the notes may be paid in cash or in shares of common stock of the Company at the holder’s sole discretion as follows: the lower of (a) $1.00, if the conversion occurs prior an offering of Common Stock resulting in the listing for trading of the Common Stock on the Nasdaq Capital Market (a "Qualified Offering") or (b) a 25% discount of the price per share of Common Stock offered in the Qualified Offering, if the conversion occurs simultaneous with the Qualified Offering. We may, upon 10 business days advance notice, elect to pre-pay the notes, including all accrued interest, in whole or in part. Upon an event of default, as described in the notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the note, unless waived by the holder, the holder may not convert the note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company. In connection with the transaction, Mr. Liuzza was issued 135,000 warrants to purchase shares of common stock.  The warrants are exercisable at a price equal to the lower of (i) $1.50 per share or (ii) a 25% discount to the price per share of the common stock offered in a Qualified Offering.

In March 2021, Mr. Liuzza converted his convertible note in the amount of $100,000 plus $2,992 of accrued interest into 102,992 shares of common stock.

In January 2021, we issued a two-year convertible note in the principal amount of $50,000 to Joseph Freedman, Jr., a director. The notes bear interest at a rate of 12% per annum which accrues and is payable in full upon maturity. Interest on the notes may be paid in cash or in shares of common stock of the Company at the holder’s sole discretion as follows: the lower of (a) $1.00, if the conversion occurs prior an offering of Common Stock resulting in the listing for trading of the Common Stock on the Nasdaq Capital Market (a "Qualified Offering") or (b) a 25% discount of the price per share of Common Stock offered in the Qualified Offering, if the conversion occurs simultaneous with the Qualified Offering. We may, upon 10 business days advance notice, elect to pre-pay the notes, including all accrued interest, in whole or in part. Upon an event of default, as described in the notes, the outstanding principal and interest shall become immediately due and payable. Additionally, under the note, unless waived by the holder, the holder may not convert the note if such conversion would result in beneficial ownership by the holder and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company. In connection with the transaction, Mr. Freedman was issued 67,500 warrants to purchase shares of common stock.  The warrants are exercisable at a price equal to the lower of (i) $1.50 per share or (ii) a 25% discount to the price per share of the common stock offered in a Qualified Offering.

In March 2021, Mr. Freedman converted his convertible note in the amount of $50,000 plus $1,134 of accrued interest into 51,134 shares of common stock.

In March 2021, Mr. Freedman also exercised his warrants on a cashless basis which resulted in the net issuance of 44,343 shares of common stock.

On March 31, 2021, we entered into an Employment Agreement with our CEO, Jeffrey Thompson, as described under the subsection entitled “Employment Agreements”, above.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table reflects the aggregate fees billed for professional services rendered by our principal accountant, BF Borgers, CPA P.C. (“BFB”), for the fiscal year ended April 30, 2021 and 2020 of $86,400 and $64,800, respectively and Ciro E. Adams, CPA, LLC for the fiscal year ended April 30, 2020 of $30,000.

	April 30, 2021	April 30, 2020
Audit Fees	$86,400	$94,800
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	$30,100	—

Audit Fees. Consists of fees for professional services rendered for the audit of our annual financial statements included in our Annual Report on Forms 10-K for our fiscal years ended April 30, 2021 and 2020 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

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

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

Nick Liuzza is the Chairman of the Audit Committee and is the second member of the Committee. The Committee pre-approves all services provided by BFB. The percentage of hours expended on BFB's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 18, 2021, between the Company and ThinkEquity, as Representative of the Several Underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)
1.2	Underwriting Agreement, dated April 29, 201 between the Company and ThinkEquity (incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K dated with the SEC on April 30, 2021)
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.2	Articles of Merger- Nevada (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.3	Articles of Merger- Arizona (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.4	Agreement of Merger, dated January 23, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.5	Amendment No. 1 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.6	Amendment No. 2 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
3.1	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit B to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.2*	Description of Capital Stock
10.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019)
10.2	Share Exchange Agreement, dated as of May 13, 2019, among TimefireVR, Inc. (Timefire”), Red Cat Propware, Inc, and Red Cat Propware, Inc’s. shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10,3	Warrant, dated May 5, 2019, issued to Calvary Fund I LP (“Calvary”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.4	Restricted Stock Unit Agreement, dated May 15, 2019, between Timefire and Jonathan Read (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)

10.5	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Calvary (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.6	Securities Exchange Agreement, dated May 13, 2019, between Timefire and L1 Capital Global Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.7	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Digital Power Lending, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.8	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Gary Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.9	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Edward Slade Mead (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.1	Redemption Letter for Series A Preferred Stock, dated May 9, 2019, from Timefire to Jonathan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.11	2019 Equity Incentive Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
10.12	$175,000 Promissory Note, dated January 23, 2020, issued to Brains Riding in Tanks. LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.13	Make Whole Agreement, dated January 23, 2020, among the Company, Brains Riding in Tanks. LLC, Rotor Riot, LLC and Chad Kapper (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.14	Share Purchase and Liquidity Event Agreements, dated February 11, 2021 among the Company, Giuseppe Santangelo, the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
10.15	Agreement and Plan of Merger, dated July 13, 2021, among the Company, Teal Drones, Inc and Teal Acquisition I Corp. and stockholders of Teal Drones, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021
10.16	Executive Employment Agreement with Jeffrey Thompson, dated March 31, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)
10.17	Employment Agreement with Joseph Hernon, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)
10.18	Consulting Agreement Joseph Freedman, dated July 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2021).
21*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Hat Holdings, Inc.

Dated: August 12, 2021	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, President and Director	August 12, 2021
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Joseph Hernon		August 12, 2021
Joseph Hernon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Nicolas Liuzza, Jr.	Director	August 12, 2021
Nicolas Liuzza, Jr.

/s/ Patrick T, Mitchell	Director	August 12, 2021
Patrick T. Mitchell

/s/ Joseph Freedman	Director	August 12, 2021
Joseph Freedman

/s/ Jonathan Read	Director	August 12, 2021
Jonthan Read

