Form 10-K/A
period 2021-04-30
Red Cat Holdings, Inc.
filed 2021-08-17
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPANATORY NOTE:

This amendment to the Form 10-K is being filed solely to include exhibit hyperlinks within the Exhibit Index. There were no other changes made to the original Form 10-K as filed.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 18, 2021, between the Company and ThinkEquity, as Representative of the Several Underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)
1.2	Underwriting Agreement, dated April 29, 201 between the Company and ThinkEquity (incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K dated with the SEC on April 30, 2021)
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.2	Articles of Merger- Nevada (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.3	Articles of Merger- Arizona (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.4	Agreement of Merger, dated January 23, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.5	Amendment No. 1 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.6	Amendment No. 2 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
3.1	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit B to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.2*	Description of Capital Stock
10.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019)
10.2	Share Exchange Agreement, dated as of May 13, 2019, among TimefireVR, Inc. (Timefire”), Red Cat Propware, Inc, and Red Cat Propware, Inc’s. shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10,3	Warrant, dated May 5, 2019, issued to Calvary Fund I LP (“Calvary”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.4	Restricted Stock Unit Agreement, dated May 15, 2019, between Timefire and Jonathan Read (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)

10.5	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Calvary (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.6	Securities Exchange Agreement, dated May 13, 2019, between Timefire and L1 Capital Global Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.7	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Digital Power Lending, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.8	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Gary Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.9	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Edward Slade Mead (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.1	Redemption Letter for Series A Preferred Stock, dated May 9, 2019, from Timefire to Jonathan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.11	2019 Equity Incentive Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
10.12	$175,000 Promissory Note, dated January 23, 2020, issued to Brains Riding in Tanks. LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.13	Make Whole Agreement, dated January 23, 2020, among the Company, Brains Riding in Tanks. LLC, Rotor Riot, LLC and Chad Kapper (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.14	Share Purchase and Liquidity Event Agreements, dated February 11, 2021 among the Company, Giuseppe Santangelo, the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
10.15	Agreement and Plan of Merger, dated July 13, 2021, among the Company, Teal Drones, Inc and Teal Acquisition I Corp. and stockholders of Teal Drones, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021)
10.16	Executive Employment Agreement with Jeffrey Thompson, dated March 31, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)
10.17	Employment Agreement with Joseph Hernon, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021)
10.18	Consulting Agreement Joseph Freedman, dated July 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2021).
21	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2021)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2021)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2021)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101 of the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2021)

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Hat Holdings, Inc.

Dated: August 17, 2021	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, President and Director	August 17, 2021
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Joseph Hernon		August 17, 2021
Joseph Hernon	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ Nicolas Liuzza, Jr.	Director	August 17, 2021
Nicolas Liuzza, Jr.

/s/ Patrick T, Mitchell	Director	August 17, 2021
Patrick T. Mitchell

/s/ Joseph Freedman	Director	August 17, 2021
Joseph Freedman

/s/ Jonathan Read	Director	August 17, 2021
Jonthan Read