Form 10-Q
period 2021-07-31
Red Cat Holdings, Inc.
filed 2021-09-20
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 000-31587

Red Cat Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
370 Harbour Drive
Humacao, Puerto Rico	00791
(Address of principal executive offices)	(Zip Code)

(833) 373-3228

(Registrant's telephone number, including area code)

__________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	RCAT	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 16, 2021, there were 53,680,126 shares of the registrant's common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		28

RED CAT HOLDINGS
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2021	2021

ASSETS
Current Assets
Cash and cash equivalents	$66,118,581	$277,347
Accounts receivable, net	267,813	321,693
Inventory	884,931	362,072
Other	2,456,532	678,898
Total Current Assets	69,727,857	1,640,010

Long Term Assets
Goodwill	11,650,879	8,017,333
Intangible assets, net	2,015,843	2,032,169
Other	3,853	3,853
Total Long Term Assets	13,670,575	10,053,355

TOTAL ASSETS	83,398,432	11,693,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	920,256	541,903
Accrued expenses	637,769	614,050
Notes payable	154,872	269,045
Due to related party	239,954	390,209
Customer deposits	108,888	46,096
Warrant derivative liability	2,495,378	2,812,767
Total Current Liabilities	4,557,117	4,674,070

Note payable to related party	1,620,800	1,753,000
Total Long Term Liabilities	1,620,800	1,753,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000;
outstanding 158,704 and 158,704	1,587	1,587
Series B Preferred Stock - shares authorized 4,300,000;
outstanding 986,676 and 1,968,676	9,867	19,687
Common stock - shares authorized 500,000,000;
outstanding 48,489,085 and 29,431,264	48,489	29,431
Additional paid-in capital	94,527,350	21,025,518
Accumulated deficit	(17,367,700)	(15,809,928)
Accumulated other comprehensive income	922	-
Total Stockholders' Equity	77,220,515	5,266,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	83,398,432	11,693,365

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements Of Operations
(Unaudited)

	Three months ended July 31,
	2021	2020
Revenues	$1,396,751	$548,282

Cost of goods sold	1,294,347	446,132

Gross Margin	102,404	102,150

Operating Expenses
Operations	176,863	86,546
Research and development	244,254	87,310
Sales and marketing	100,633	24,136
General and administrative	876,180	180,341
Stock based compensation	384,086	107,061
Total operating expenses	1,782,016	485,394
Operating loss	(1,679,612)	(383,244)

Other Income (Expense)
Change in fair value of derivative liability	154,248	-
Interest expense	(17,099)	-
Other, net	(15,309)	-
Other Income (Expense)	$121,840	$-

Net loss	$(1,557,772)	$(383,244)

Loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average shares outstanding -
basic and diluted	34,074,226	20,011,091

RED CAT HOLDINGS
Consolidated Stockholders' Equity Statements
(Unaudited)

	Series A		Series B		Common Stock		Additional		Accumulated Other
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,043,837	$(2,573,753)	-	$1,528,998

Stock based compensation							107,061			107,061

Net Loss	-	-	-	-	-	-	-	(383,244)	-	(383,244)

Balances, July 31, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,150,898	$(2,956,997)	$-	$1,252,815

Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$-	$5,266,295

Acquisition of Skypersonic					685,321	685	2,630,955			2,631,640

Public offerings, net of $5,959,800 of issuance costs					17,333,334	17,333	70,022,871			70,040,204

Exercise of warrants					66,666	67	263,073			263,140

Conversion of preferred stock			(982,000)	(9,820)	818,333	818	9,002			-

Stock based compensation					62,500	63	384,023			384,086

Shares issued for services					91,667	92	191,908			192,000

Currency translation adjustments									922	922

Net Loss	-	-	-	-	-	-	-	(1,557,772)	-	(1,557,772)

Balances, July 31, 2021	158,704	$1,587	986,676	$9,867	48,489,085	$48,489	$94,527,350	$(17,367,700)	$922	$77,220,515

RED CAT HOLDINGS
Consolidated Cash Flows Statements
(Unaudited)

	Three months ended July 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,557,772)	$(383,244)
Stock based compensation	384,086	107,061
Common stock issued for services	192,000	-
Amortization of intangible assets	16,326	-
Change in fair value of derivative	(154,248)	-
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Accounts receivable	104,963	-
Inventory	(472,303)	(54,984)
Other	(1,996,884)	3,020
Customer deposits	62,792	38,634
Accounts payable	(130,529)	46,250
Accrued expenses	(522,395)	10,441
Net cash used in operating activities	(4,073,964)	(232,822)

Cash Flows from Investing Activities
Cash acquired through acquisitions	13,502	-
Net cash provided by investing activities	13,502	-

Cash Flows from Financing Activities
Proceeds from exercise of warrants	99,999	-
Payments under related party obligations	(150,255)	(480)
Proceeds from notes payable	-	140,000
Payments under notes payable	(114,173)	(87,496)
Proceeds from issuance of common stock, net	70,065,203	-
Net cash provided by financing activities	69,900,774	52,024

Effect of foreign exchange rate changes on cash	922	-

Net increase (decrease) in Cash and cash equivalents	65,841,234	(180,798)
Cash and cash equivalents, beginning of period	277,347	236,668
Cash and cash equivalents, end of period	66,118,581	55,870

Cash paid for interest	2,024	-
Cash paid for taxes	-	-

Non-cash transactions
Common stock issued for services	$192,000	-
Fair value of shares issued in acquisitions	$2,631,640	-
Indirect payment to related party	$132,200
Conversion of derivative liability	$163,141	-
Conversion of preferred stock into common stock	$9,820	-

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2021 and 2020

(unaudited)

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2021 of Red Cat Holdings, Inc. (the "Company"), filed with the Securities and Exchange Commission ("SEC") on August 12, 2021.

Note 1 - The Business

Red Cat Holdings ("Red Cat" or the "Company") was originally incorporated in February 1984. Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Fat Shark Holdings is a provider of First Person View (FPV) video goggles to the drone industry. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Red Cat Propware is developing drone flight data analytics and storage solutions, as well as diagnostic products and services.

Corporate developments during the two years ended July 31, 2021 include:

A.	Organizational

In August 2019, we effected a reverse stock split (the "Reverse Stock Split") of our outstanding shares of common stock at a ratio of one-for-twelve hundred (1 for 1,200). All references in this report to shares of the Company's common stock, including prices per share of its common stock, reflect the Reverse Stock Split.

B.	Merger Agreement with Rotor Riot, LLC

In January 2020, the Company consummated a Merger Agreement under which Rotor Riot Acquisition Corp, a wholly owned subsidiary of the Company, merged with and into Rotor Riot, with Rotor Riot continuing as the surviving entity and a wholly owned subsidiary of the Company. Under the Merger Agreement, each member of Rotor Riot received its pro rata portion of the total number of shares of the Company's common stock issued based on (A)(i) $3,700,000 minus (ii) $915,563 (which included certain debt and other obligations of Rotor Riot and its Chief Executive Officer that the Company agreed to assume (the "Assumed Obligations") divided by (B) the volume weighted average price ("VWAP") of the Company's common stock for the twenty trading days prior to the closing of the Merger. Based on a share issuance value of $2,784,437 and a VWAP of $1.25445, the Company issued an aggregate of 2,219,650 shares of common stock to the members of Rotor Riot.

Following the closing, the Company's management controlled the operating decisions of the combined company. Accordingly, we accounted for the transaction as an acquisition of Rotor Riot by the Company. Based on purchase price accounting, we recognized the assets and liabilities of Rotor Riot at fair value with the excess of the purchase price over the net assets acquired recognized as goodwill. The table below reflects the acquisition date values of the purchase consideration, assets acquired, and liabilities assumed. The shares issued were valued at $1,820,114 (2,219,650 shares issued times $0.82 per share which equaled the closing price of the Company's common stock on the date that the merger agreement was consummated). A summary of the purchase price and its related allocation is as follows:

I.	Purchase Price

Shares issued	$1,820,114
Promissory note issued	175,000
Total Purchase Price	$1,995,114

II.	Purchase Price Allocation

Assets Acquired
Cash	$21,623
Accounts receivable	28,500
Other assets	3,853
Inventory	127,411
Trademark	20,000
Brand name	578,000
Customer relationships	39,000
Goodwill	1,756,023
Total assets acquired	$2,574,410

Liabilities Assumed
Accounts payable and accrued expenses	$171,651
Notes payable	209,799
Due to related party	197,846
Total liabilities assumed	579,296
Net assets acquired	$1,995,114

The final purchase price allocation was determined by an independent valuation services firm. Customer Relationships with a value of $39,000 are being amortized over 7 years. The carrying value of Brand Name is not being amortized but will be reviewed quarterly and formally evaluated at the end of each fiscal year.

C.	Fat Shark Acquisition

In November 2020, the Company closed a share purchase agreement ("Share Purchase Agreement") with the sole shareholder of Fat Shark Holdings ("Fat Shark"), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries. The transaction was valued at $8,354,076 based on (i) the issuance of 5,227,273 shares of common stock with a value of $6,351,076 on the date of closing (ii) a senior secured promissory note in the original principal amount of $1,753,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction. A summary of the purchase price and its related allocation is as follows:

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

The final purchase price allocation was determined by an independent valuation services firm. Intangible assets included proprietary technology and non-compete agreement which are being amortized over 5 and 3 years, respectively. The carrying value of Brand Name is not being amortized but will be reviewed quarterly and formally evaluated at the end of each fiscal year.

D.	Skypersonic Acquisition

In February 2021, the Company entered into Share Purchase and Liquidity Event Agreements (the "Skypersonic Agreements") with the founder and majority shareholder of Skypersonic, Inc., ("Skypersonic") and the holders of common stock and equity based agreements representing 97.46% of Skypersonic (the "Sellers"), pursuant to which, subject to the satisfaction of certain closing conditions, the Company would acquire all of the issued and outstanding share capital of Skypersonic for an aggregate of $3,000,000 in shares (the "Share Consideration") of the Company's common stock, based upon the VWAP of the Company's common stock at closing of the transaction (the "Skypersonic Transaction"). Prior to the closing, the Company provided $75,000 to fund operating costs of Skypersonic. This amount was capitalized as part of the purchase price. The transaction closed on May 7, 2021 and was paid through the issuance of 857,124 shares of common stock which had a fair market value of $3,291,356. Fifty (50%) percent of the Share Consideration (the "Escrow Shares") was deposited in an escrow account for a period of twelve (12) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Skypersonic Agreements. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 shall result in a reduction of the Share Consideration on a dollar of dollar basis. As of July 31, 2021, the Company has completed a preliminary determination of the working capital deficit to be $989,848 which would result in a reduction in the purchase price of $689,848. The Company has reflected the required adjustments in the financial statements as of July 31, 2021 and for the three months then ended, including a 171,801 reduction in the number of shares to be issued. The Company and the Sellers have agreed to finalize the calculation by the end of September 2021. A preliminary summary of the purchase price and its related allocation is as follows:

I.	Purchase Price

Shares issued	$2,631,640
Cash	75,000
Total Purchase Price	$2,706,640

II.	Purchase Price Allocation

Assets Acquired
Cash	$13,502
Accounts receivable	51,083
Other assets	12,950
Inventory	50,556
Goodwill	3,633,546
Total assets acquired	$3,761,637

Liabilities Assumed
Accounts payable and accrued expenses	$1,054,997
Total liabilities assumed	1,054,997
Net assets acquired	$2,706,640

The foregoing amounts reflect our current estimates of fair value as of the May 7, 2021 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Skypersonic brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgement.

E.	Signing of Teal Drones Acquisition

 On July 13, 2021, the Company and Teal Acquisition I Corp., ("Acquisition"), a wholly-owned subsidiary, entered into an Agreement and Plan of Merger (the "Agreement") with Teal Drones, Inc. ("Teal"). Under the terms of the Agreement, subject to the satisfaction of certain closing conditions, Acquisition will acquire Teal by merger of Acquisition with and into Teal, with Teal as the surviving corporation (the "Merger"). At the Effective Time of the Merger. all of the issued and outstanding share capital of Teal will be exchanged for an aggregate of Fourteen Million Dollars ($14,000,000) of Company common stock, (the "Common Stock") and Series C Convertible Preferred Stock, (the "Series C Preferred", and together with the Common Stock, the "Share Consideration"). The Company will at closing issue such number of shares equal to the Share Consideration divided by the VWAP of the Company (the "Closing Date VWAP") which shall be equal to the average of the Daily VWAP for the twenty (20) trading days ending on and including the Closing Date. "Daily VWAP" means, for any trading day, the per share volume-weighted average price of the Company's Common Stock as reported by Nasdaq. Fifteen (15%) percent of the Share Consideration (the "Escrow Shares") shall be held in an escrow account for a period of eighteen (18) months as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses arising under the Agreement.

In addition, the Share Consideration may be increased upon the achievement of certain milestones (the "Earn-Out Consideration"). A total of $16 million in Earn Out Consideration will be issued if sales and services of Teal's Golden Eagle drones ("Teal Sales") total $36 million during the 24 month period following the Closing (the "Earn-Out Period"). A total of $10 million in Earn Out Consideration will be issued if Teal Sales total at least $24 million but less than $36 million during the Earn-Out Period. A total of $4 million in Earn Out Consideration will be issued if Teal Sales total at least $18 million but less than $24 million. Additional Share Consideration, if earned, is issuable at the VWAP of the Company within thirty (30) days of the determination that Earn-Out Consideration is payable.

Under the Agreement, the Share Consideration to be paid on the Closing Date shall be reduced by any indebtedness of Teal, including up to $2 million of senior secured debt to be assumed by the Company (the "Assumed Debt") and any working capital deficit, on a dollar of dollar basis. In addition, it is anticipated that $1 million of the Share Consideration payable to the shareholders of Teal in connection with the Merger, has been agreed to be paid to the Assumed Debt holder to secure consent to the Merger and the transactions contemplated thereby.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Principles of Consolidation - Our condensed consolidated financial statements include the accounts of our operating subsidiaries, Red Cat Propware, Inc., Rotor Riot, Fat Sharking Holdings and Skypersonic. Intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) the accounting for derivatives.

Cash and Cash Equivalents - At July 31, 2021, we had cash of $66,118,581 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Accounts Receivable, net - Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based on a percentage of sales. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected.

Inventory - Inventory is stated at the lower of cost or estimated net realizable value with cost determined under the first-in first-out method.

Goodwill - Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of identifiable net assets acquired. The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes known, not to exceed 12 months. Adjustments in a purchase price allocation may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

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

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset.

•	Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable and accrued expenses and debt. The carrying amounts of its cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

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

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company's balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers", issued by the Financial Accounting Standards Board ("FASB"). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company's revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $108,888 and $46,096 at July 31, 2021 and April 30, 2021, respectively.

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

Comprehensive Loss -During the three months ended July 31, 2021, differences between net loss and comprehensive loss totaled $922 relating to foreign currency translation adjustments. During the three months ended July 31, 2020, there were no differences between net loss and comprehensive loss.

Stock-Based Compensation - We use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation - Stock Compensation. Fair value is determined using the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. We recognize compensation costs on a straight line basis over the service period which is generally the vesting term.

Basic and Diluted Net Loss per Share - Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The exercise of these common stock equivalents would dilute earnings per share if we become profitable in the future.

Related Parties - Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 13.

Note 3 - Other Current Assets

Other current assets as of July 31, 2021 and April 30, 2021 included:

	July 2021	April 2021
Prepaid inventory	$1,998,537	$478,939
Prepaid insurance	420,546	-
Prepaid expenses	18,023	115,587
Security deposits	19,426	9,372
Due from related party	-	75,000
Total	$2,456,532	$678,898

Note 4 - Notes Payable

A.	PayPal

PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The Company has entered into multiple agreements under which PayPal provides an advance on customer payments, and then retains a portion of customer payments until the advance is repaid.  PayPal charges a fee which the Company recognizes in full upon entering an agreement.  A November 2019 agreement under which PayPal advanced $100,000 and charged a transaction fee of $6,900 was completed in January 2021.  A January 2021 agreement under which PayPal advanced $75,444 and charged a transaction fee of $2,444 had a remaining balance of $569 at July 31, 2021.

B.	Shopify Capital

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has "purchased receivables" at a discount.  Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed.  The Company assumed an existing agreement when it acquired Rotor Riot in January 2020.  This agreement was repaid in May 2020.  Since then, the Company has entered into the following agreements with Shopify:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Balance at July 31, 2021
May 2020	$158,200	$140,000	$18,200	17%	Completed - October 2020
September 2020	$209,050	$185,000	$24,050	17%	Completed - May 2021
April 2021	$236,500	$215,000	$21,500	17%	$154,303

Note 5 - Due to Related Party

A.	Short Term

I.	Note Payable to BRIT, LLC

BRIT, LLC, formally known as Brains Riding in Tanks, LLC, was the largest shareholder of Rotor Riot. Following the Merger Agreement, BRIT is a significant shareholder in the Company. The controlling shareholder of BRIT is now employed with the Company. Under the terms of the Merger Agreement, the Company issued a promissory note to BRIT, LLC in the principal amount of $175,000. The promissory note bears interest at 4.75% annually. The balance outstanding, including accrued interest, totaled $103,992 and $159,679 at July 31, 2021 and April 30, 2021, respectively. The Company is making monthly payments of $3,500.

II.	Obligations of BRIT, LLC

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company assumed responsibility to pay at the effective time of the Merger. These obligations bear interest at annual rates ranging from 5.5% to 11.99%. The outstanding balance totaled $141,330 and $166,529 at July 31, 2021 and April 30, 2021, respectively.

III.	Payable to Aerocarve

In 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance owed at April 30, 2021 was $74,000. The balance was repaid in full in May 2021.

B.	Note Payable to Related Party

In connection with the acquisition of Fat Shark in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller who is now an employee. The note bears interest at 3% annually and matures in full in November 2023. In May 2021, we directed a refund of $132,200 related to prepaid inventory in China to the seller who is also based in China, resulting in a balance outstanding of $1,620,800 at July 31, 2021. Accrued interest totaled $39,046 and $25,791 at July 31, 2021 and April 30, 2021, respectively.

Note 6 - Convertible Notes

In November 2019, the Company issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019, the Company issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the "2019 Notes"). The Notes had a term of 2 years and accrued interest at an annual rate of 12% through the date of conversion. In September and October 2020, the entire $450,000 of 2019 Notes, plus accrued interest totaling $45,204, was converted into 710,444 shares of common stock.

October 2020 Financing

In October 2020, the Company closed a private offering of convertible promissory notes (the "2020 Notes") in the aggregate principal amount of $600,000. The 2020 Notes accrued interest at 12% annually, had a two year term, and were convertible into common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 399,998 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (1) $1.50 per share, or (2) at a price equal to 75% of the price per share of the common stock offered in a future, qualified offering.

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $728,587, of which $580,000 was applied as a debt discount to reduce the initial carrying value of the notes to zero with the remaining $20,000 applied against transaction fees. The derivative liability was valued using a multinomial lattice model with $460,588 and $267,999 related to the derivate features of the notes and warrants, respectively.

As of July 31, 2021, (a) the entire $600,000 of 2020 Notes have been converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $822,936.

January 2021 Financing

In January 2021, the Company closed a private offering of convertible promissory notes (the "2021 Notes") in the aggregate principal amount of $500,000. The 2021 Notes accrued interest at 12% annually, had a two year term, and were convertible into shares of the Company's common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 675,000 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (i) $1.50 per share, or (ii) a 25% discount to the price per share of common stock offered in a future qualified offering.

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $4,981,701, of which $500,000 was applied as a debt discount to reduce the initial carrying value of the notes to zero. The derivative liability was valued using a multinomial lattice model with $2,111,035 and $2,870,666 related to the derivate features of the notes and warrants, respectively.

As of July 31, 2021, (a) the entire $500,000 of 2021 Notes have been converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $1,672,442.

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

At July 31, 2021 and April 30, 2021, we had accumulated deficits of approximately $17,400,000 and $15,800,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $696,000 and $632,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at July 31, 2021 and April 30, 2021.

Note 8 - Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

On May 4, 2021, the Company closed an offering of 4 million shares of common stock which generated gross proceeds of $16 million and net proceeds of approximately $14.6 million.

On May 4, 2021, the Company issued 50,000 shares of common stock for investor relations services rendered.

On July 21, 2021, the Company closed an offering of 13,333,334 shares of common stock which generated gross proceeds of $60 million and net proceeds of approximately $55.5 million.

During the three months ended July 31, 2021, 62,500 shares of common stock were issued under the terms of a restricted stock agreement with an officer.

Note 9 - Preferred Stock

Series A Preferred Stock ("Series A Stock") is convertible to common stock at a ratio of 8.33 shares of common stock for each share of Series A Stock, and votes together with the common stock on an as-if-converted basis. The Series A Stock was automatically converted into shares of common stock upon the effectiveness of our reverse stock split in August 2019, except for 208,704 shares which were subject to a limitation on the number of shares of common stock that can be held by the holder of those shares of Series A Stock. Shares outstanding totaled 158,704 at July 31, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock ("Series B Stock") is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at July 31, 2021 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 10 - Warrants

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

In May 2021, the Company issued warrants to purchase 200,000 shares of common stock to the placement agent of its common stock offering. The warrants have a five year term, an exercise price of $5.00 and were valued at $826,740 using the Black Scholes model.

In June 2021, we received $99,999 in connection with the exercise of 66,666 warrants which had been issued in October 2020 as part of the convertible note financings described in Note 6. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $163,141 with a corresponding increase in additional paid in capital.

In July 2021, the Company issued warrants to purchase 533,333 shares of common stock to the placement agent of its common stock offering. The warrants have a five year term, an exercise price of $5.625 and were valued at $2,154,423 using the Black Scholes model.

The following table presents the assumptions used to estimate the fair values of the stock warrants granted during the three months ended July 31, 2021:

July 31, 2021
Expected volatility	211 - 223%
Expected dividends	0%
Expected term (years)	4.17 - 5.00
Risk-free interest rate	0.52 - 0.85%

The following table summarizes the changes in warrants outstanding since April 30, 2020.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	-	-	-	-
Granted	1,074,998	$1.50
Exercised	(201,666)	1.50
Outstanding as of April 30, 2021	873,332	1.50	4.62	$2,218,263
Granted	733,333	5.45
Exercised	(66,666)	1.50
Outstanding at July 31, 2021	1,539,999	$3.38	4.64	$1,330,999

Note 11 - Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

Options exercisable as of July 31, 2021 totaled 1,305,810. The remaining weighted average contractual term of the options outstanding at July 31, 2021 was 8.38 years. The aggregate intrinsic value of outstanding options, representing the excess of the stock price at July 31, 2021 of $3.15 over the exercise price of each option, was $3,648,567. As of July 31, 2021 and April 30, 2021, there was $1,594,543 and $914,915 of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.32 years.

The table below sets forth the assumptions used on the date of grant for estimating the fair value of options granted during the three months ended July 31, 2021:

July 31, 2021
Exercise price	2.51 - 2.60
Stock price on date of grant	2.51 - 2.60
Volatility	210.68% - 214.17%
Risk-free interest rate	0.47% - 1.57%
Expected term (years)	3.75 - 10.00
Dividend yield	-

A summary of activity under the Plan since April 30, 2020 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2020	1,597,475	$1.10
Granted	600,000	3.63
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of April 30, 2021	2,197,475	1.79
Granted	449,000	2.57
Exercised	-	-
Forfeited or expired	-	-
Outstanding as of July 31, 2021	2,646,475	1.92	8.38	$3,648,567
Exercisable as of July 31, 2021	1,305,810	$2.21	8.75	$1,626,037

Stock compensation expense for the three months ended July 31, 2021 and 2020 was as follows:

	2021	2020
General and administrative	$219,601	$94,629
Research and development	56,480	9,945
Operations	63,261	2,487
Sales and marketing	44,744	-
Total	$384,086	$107,061

Note 12 - Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 6 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice mode1. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of July 31, 2021 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

Risk-free interest rate	0.52 - 0.69%
Expected dividend yield	-
Expected term (in years)	4.17 - 4.50
Expected volatility	211.02 - 219.34%

As of July 31, 2021, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the three months ended July 31, 2021 were as follows:

Derivative liability at April 30, 2021	$2,812,767
Eliminated upon exercise of warrants	(163,141)
Changes in fair value, primarily related to decrease in Company's stock price	(154,248)
Derivative liability at July 31, 2021	$2,495,378

Note 13 - Related-Party Transactions

In November 2019, the Company issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019, the Company issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the "2019 Notes"). The Notes had a term of 2 years and accrued interest at an annual rate of 12% through the date of conversion. In September and October 2020, the entire $450,000 of 2019 Notes, plus accrued interest totaling $45,204, was converted into 710,444 shares of common stock.

In August 2020 and December 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. During the year three months ended July 31, 2021, the remaining principal and interest was repaid in full.

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

Note 14 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

On August 10, 2021, 158,704 shares of Series A Preferred stock were converted into 1,321,996 shares of common stock.

On August 31, 2021, we closed the acquisition of Teal Drones Inc., ("Teal"). Teal is a leader in commercial and government unmanned aerial vehicle ("UAV") technology and manufactures the Golden Eagle drone, approved by the US Department of Defense for reconnaissance, public safety, and inspection applications.

Pursuant to the Merger Agreement, we acquired all of the issued and outstanding share capital of Teal in exchange for $14,000,000 of our common stock, par value $0.001 per share ("Common Stock") at the Volume Weighted Average Price (VWAP) of our Common Stock on August 31, 2021 of $2.908 per share, reduced by the amount of Teal debt assumed consisting of approximately $1.67 million payable to Decathlon Alpha IV, L.P., ("DA4"), approximately $771,000 payable to other creditors and approximately $686,000 in working capital deficit, for a net closing date payment of $10,872,753. At closing, we issued 3,738,911 shares of our Common Stock (the "Merger Consideration"). On August 31, 2021, the Company, Acquisition, Teal and George Matus, as Shareholder Representative, entered into an Escrow Agreement with Equity Stock Transfer, LLC. Fifteen (15%) percent of the Merger Consideration (the "Escrow Shares") was deposited in an escrow account as security for working capital adjustments and indemnification obligations for a period of eighteen (18) months under the Merger Agreement. The indemnification obligations feature a basket amount of fifty-thousand dollars ($50,000) before any claim can be asserted and is subject to a cap equal to the value of the Escrow Shares. George Matus, founder of Teal, will continue in the role of Chief Executive Officer of Teal pursuant to an employment agreement entered August 31, 2021.

The consideration payable under the Merger Agreement may be increased upon the achievement of certain milestones set forth in the Merger Agreement (the "Earn-Out Consideration"). Additional shares of Common Stock may become issuable by the Company in the event that within twenty-four (24) months following closing of the Merger, Teal realizes certain revenue targets. A total of Sixteen Million Dollars ($16,000,000) in additional shares of Common Stock may become issuable in the event that sales and services of Teal's Golden Eagle drones shall have equaled at least Thirty-six Million Dollars ($36,000,000). A total of Ten Million Dollars ($10,000,000) in additional shares of Common Stock may become issuable in the event that sales and services of Teal's Golden Eagle drones shall have equaled at least $24 million ($24,000,000) but less than $36 million ($36,000,000). A total of Four Million Dollars ($4,000,000) in additional shares of Common Stock may become issuable in the event that sales and services of Teal's Golden Eagle drones shall have equaled at least Eighteen Million Dollars ($18,000,000) but less than Twenty-Four Million Dollars ($24,000,000). Additional Share Consideration, if earned, is issuable at the VWAP of the Company within thirty (30) days of the determination that Earn-Out Consideration is payable.

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with DA4 (the "Loan Agreement") in the amount of $1,670,294 (the "Loan"), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest under the term Loan is payable monthly in an amount equal to $49,275 until maturity on December 31, 2024. Teal may prepay the loan at any time, subject to a prepayment premium of $300,705, less the amount of any prior payments of interest. Under the Loan Agreement, Teal granted DA4 a continuing security interest in substantially all of the assets of Teal. In the event of a default under the loan, DA4 may declare the full amount of the Loan immediately due and payable as a secured lender and take additional actions including seeking to foreclose on collateral pledged under the Loan Agreement. The Company agreed to guaranty the obligations of Teal under the Loan pursuant to a Joinder Agreement dated August 31, 2021.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

The Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on (i) selling drones and related components, and (ii) cloud-based analytics, storage, and services for drones. Any statements that are not historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company's Annual Report on Form 10-K filed with the SEC on August 12, 2021.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Quarterly Report on Form 10-Q except as required by federal securities law.

Recent Developments

Acquisition of Fat Shark

On November 2, 2020, the Company acquired 100% of Fat Shark's outstanding equity and issued to the Fat Shark's sole shareholder consideration totaling (i) 5,227,223 shares of our common stock, (ii) a cash payment of $250,000, and (iii) a promissory note for $1,753,000. The promissory note bears interest at 3%, and the entire principal and accrued interest is due on November 1, 2023.

Underwritten Firm Commitment Underwritten Public Offering.

S-1 Offering

On May 4, 2021, the Company closed its firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of its common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant into an underwriting agreement with Think Equity dated April 29, 2021. The Company also granted the underwriters a 45-day option to purchase up to an additional 600,000 shares of its common stock to cover over-allotments in the initial public offering price, less the underwriting discount. These shares of common stock in the S-1 Offering were offered and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement").

S-3 Offering

On July 21, 2021 the Company closed on a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of its Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. The Company has also granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of its common stock to cover over-allotments, if any.  These shares of common stock in the S-3 Offering were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021.

Acquisition of Teal Drones

On August 31, 2021, we closed the acquisition of Teal Drones Inc., ("Teal"). Teal is a leader in commercial and government unmanned aerial vehicle ("UAV") technology and manufactures the Golden Eagle drone, approved by the US Department of Defense for reconnaissance, public safety, and inspection applications.

Pursuant to the Merger Agreement, we acquired all of the issued and outstanding share capital of Teal in exchange for $14,000,000 of our common stock, par value $0.001 per share ("Common Stock") at the Volume Weighted Average Price (VWAP) of our Common Stock on August 31, 2021 of $2.908 per share, reduced by the amount of Teal debt assumed consisting of approximately $1.67 million payable to Decathlon Alpha IV, L.P., ("DA4"), approximately $771,000 payable to other creditors and approximately $686,000 in working capital deficit, for a net closing date payment of $10,872,753. At closing, we issued 3,738,911 shares of our Common Stock (the "Merger Consideration"). On August 31, 2021, the Company, Acquisition, Teal and George Matus, as Shareholder Representative, entered into an Escrow Agreement with Equity Stock Transfer, LLC. Fifteen (15%) percent of the Merger Consideration (the "Escrow Shares") was deposited in an escrow account as security for working capital adjustments and indemnification obligations for a period of eighteen (18) months under the Merger Agreement. The indemnification obligations feature a basket amount of fifty-thousand dollars ($50,000) before any claim can be asserted and is subject to a cap equal to the value of the Escrow Shares. George Matus, founder of Teal, will continue in the role of Chief Executive Officer of Teal pursuant to an employment agreement entered August 31, 2021.

The consideration payable under the Merger Agreement may be increased upon the achievement of certain milestones set forth in the Merger Agreement (the "Earn-Out Consideration"). Additional shares of Common Stock may become issuable by the Company in the event that within twenty-four (24) months following closing of the Merger, Teal realizes certain revenue targets. A total of Sixteen Million Dollars ($16,000,000) in additional shares of Common Stock may become issuable in the event that sales and services of Teal's Golden Eagle drones shall have equaled at least Thirty-six Million Dollars ($36,000,000). A total of Ten Million Dollars ($10,000,000) in additional shares of Common Stock may become issuable in the event that sales and services of Teal's Golden Eagle drones shall have equaled at least $24 million ($24,000,000) but less than $36 million ($36,000,000). A total of Four Million Dollars ($4,000,000) in additional shares of Common Stock may become issuable in the event that sales and services of Teal's Golden Eagle drones shall have equaled at least Eighteen Million Dollars ($18,000,000) but less than Twenty-Four Million Dollars ($24,000,000). Additional Share Consideration, if earned, is issuable at the VWAP of the Company within thirty (30) days of the determination that Earn-Out Consideration is payable.

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with DA4 (the "Loan Agreement") in the amount of $1,670,294 (the "Loan"), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest under the term Loan is payable monthly in an amount equal to $49,275 until maturity on December 31, 2024. Teal may prepay the loan at any time, subject to a prepayment premium of $300,705, less the amount of any prior payments of interest. Under the Loan Agreement, Teal granted DA4 a continuing security interest in substantially all of the assets of Teal. In the event of a default under the loan DA4 may declare the full amount of the Loan immediately due and payable as a secured lender and take additional actions as a secured lender including seeking to foreclose on collateral pledged under the Loan Agreement. The Company agreed to guaranty the obligations of Teal under the Loan pursuant to a Joinder Agreement dated August 31, 2021.

Plan of Operations

Red Cat Holdings ("Red Cat" or the "Company") was originally incorporated in February 1984. Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Beginning in January 2020, the Company has expanded the scope of its drone products and services through a number of acquisitions. Fat Shark Holdings is a provider of First Person View (FPV) video goggles to the drone industry. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Red Cat Propware is developing drone flight data analytics and storage solutions, as well as diagnostic products and services. On August 31, 2021, the Company acquired Teal Drones, a leader in commercial and government UAV technology.

Results of Operations

Three Months Ended July 31, 2021 and July 31, 2020

Revenue

During the three months ended July 31, 2021 (or the "2021 period"), we generated revenues totaling $1,396,751 compared to $548,282 during the three months ended July 31, 2020 (or the "2020 period"), representing an increase of $848,469, or 155%.  The increase in revenues related to acquisitions completed after the end of the 2020 period.  In November 2020, we acquired Fat Shark which contributed $948,417, or 68%, of our revenues in the 2021 period.

Cost of Goods Sold

During the three months ended July 31, 2021, we incurred cost of goods sold of $1,294,347 compared to $446,132 during the three months ended July 31, 2020, representing an increase of $848,215 or greater than 100%. The increase related to the acquisitions of Fat Shark and Skypersonic which were completed after the end of the 2020 period.

Gross Margin

During the three months ended July 31, 2021, gross margin was $102,404 compared to $102,150 during the three months ended July 31, 2020, representing an increase of $254 or 0.3%. Gross margin, as a percentage of revenue, decreased from 19% during the 2020 period to 7% during the 2021 period. The lower gross margin during the 2021 period reflects higher product and shipping costs, resulting from the impact of COVID-19 on business operations.

Operating Expenses

During the three months ended July 31, 2021, we incurred operations expense of $176,863 compared to $86,546 during the 2020 period, resulting in an increase of $90,317 or 104%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark in November 2020 and Skypersonic in May 2021.  Operations expense for Fat Shark totaled $72,868 in the 2021 period which represented approximately 80% of the increase.

During the three months ended July 31, 2021, we incurred research and development expenses totaling $244,254 compared to $87,310 for the three months ended July 31, 2020 resulting in an increase of $156,944, or 180%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark and Skypersonic.  Research and development expense for Fat Shark and Skypersonic totaled $107,153 and $31,689, respectively, collectively representing 88% of the increase.

During the three months ended July 31, 2021, we incurred sales and marketing expenses of $100,633 compared to $24,136 during the three months ended July 31, 2020, resulting in an increase of $76,497 or greater than 100%. This increase is primarily related to higher payroll costs and marketing events that did not occur in the 2020 period. In addition, we incurred $17,204 of expenses related to Fat Shark which was included in the 2021 period.

During the three months ended July 31, 2021, we reported general and administrative expenses of $876,180 compared to $180,341 for the three months ended July 30, 2020, representing an increase of $695,839, or more than 100%.  This increase is primarily related to investor relations expenses, director and officer insurance, increased payroll costs including the hiring of a new employee, and increased public company expenses. In addition, we incurred $179,068 of expenses in connection with the Fat Shark and Skypersonic acquisitions completed after the 2020 period.

During the three months ended July 31, 2021, we incurred stock based compensation costs of $384,086 compared to $107,061 in the 2020 period, resulting in an increase of $277,025 or greater than 100%.

Other Income

Other income totaled $121,840 during the three months ended July 31, 2021, compared to zero during the three months ended July 31, 2020. This income primarily related to changes in the fair value of the warrant derivative liability which was favorably impacted by a decrease in our stock price during the 2021 period.  The derivative liability is valued using a multinomial lattice model which utilizes the Company's stock price in its calculation.

Net Loss

Net Loss during the three months ended July 31, 2021 totaled $1,557,772 compared to a Net Loss of $383,244 during the three months ended July 31, 2020, representing an increase of $1,174,528, or greater than 100%. This increase is primarily related to higher operating expenses which increased to $1,782,016 in the 2021 period as compared to $485,394 in the 2020 period, representing an increase of $1,296,622.  Approximately $436,000 of the increase, or 34%, related to the Fat Shark and Skypersonic acquisitions completed during the 2021 period.  Higher general and administrative expenses primarily accounted for the balance of the increase.

Cash Flows

Operating Activities

Net cash used in operating activities was $4,073,964 during the three months ended July 31, 2021 compared to net cash used in operating activities of $232,822 during the three months ended July 31, 2020 representing an increase of $3,841,142, or greater than 100%. Net cash used in operations, net of non-cash expenses totaling $438,164, equaled $1,119,608 in the 2021 period compared to $276,183 in the 2020 period, resulting in an increase of $843,425, or greater than 100%. The higher operating use of cash in the 2021 period reflected the acquisitions of Fat Shark and Skypersonic. Net cash used related to changes in operating assets and liabilities totaled $2,954,356 during the three months ended July 31, 2021 compared to net cash provided through changes in operating assets and liabilities of $43,361 during the three months ended July 31, 2020, representing an increase of $2,997,717, or greater than 100%. Approximately $2 million, or 66%, of the increase related to inventory, both higher balances on hand as well as prepaid purchases not yet delivered. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash provided by investing activities was $13,502 during the three months ended July 31, 2021 compared to zero during the three months ended July 31, 2020. The Company acquired $13,502 of cash in connection with an acquisition completed in the 2021 period.

Financing Activities

Net cash used provided by financing activities totaled $69,900,774 during the three months ended July 31, 2021 compared to $52,024 during the three months ended July 31, 2020. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2021 period, the Company received net proceeds of approximately $70 million in connection with two offerings of common stock.

Liquidity and Capital Resources

As of July 31, 2021, we had current assets totaling $69,727,857, including cash of $66,118,581, inventory of $884,931, accounts receivable of $267,813, and other current assets of $2,456,532. Current liabilities as of July 31, 2021 totaled $4,557,117, including derivative liability of $2,495,378, accounts payable of $920,256, accrued expenses of $637,769, notes payable of $154,872, amounts due to related party of $239,954, and customer deposits of $108,888. Our net working capital as of July 31, 2021 was $65,170,740.

We have reported net losses since inception and only began generating revenues in January 2020.  To date, we have primarily funded our operations through offerings of common stock. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million. In July 2021, we completed an offering of common stock which raised gross proceeds of $60 million.

2021 Underwritten Public Offerings

S-1 Offering

On May 4, 2021, the Company closed its firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of its common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant into an underwriting agreement with Think Equity dated April 29, 2021. The Company also granted the underwriters a 45-day option to purchase up to an additional 600,000 shares of its common stock to cover over-allotments in the initial public offering price, less the underwriting discount. These shares of common stock in the S-1 Offering were offered and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement").

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters' fees and expenses and the Company's estimated Offering expenses, were approximately $14.6 million . The Company anticipates using the net proceeds from the Offering to provide funding for service, sales, and marketing efforts for its Red Cat Drone Services, strategic acquisitions and related expenses, and general working capital.

S-3 Offering

On July 21, 2021 the Company closed on a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of its Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. The Company has also granted the underwriters a 45-day option to purchase up to an additional 2,000,000 shares of its common stock to cover over-allotments, if any.  These shares of common stock in the S-3 Offering were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021.

The net proceeds to the Company from the S-3 Offering, after deducting the underwriting discount, the underwriters' fees and expenses and the Company's estimated expenses related to this S-3 Offering, were approximately $55.5 million,. The Company anticipates using the net proceeds from the S-3 Offering to provide funding for services, sales, and marketing efforts for its Red Cat Drone services, strategic acquisitions and related expenses, and general working capital.

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

As reflected in our accompanying financial statements, we have accumulated losses totaling approximately $17.4 million through July 31, 2021. Management recognizes that these operating results and our financial position raise substantial doubt about our ability to continue as a going concern.

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise capital through the public markets, (b) release additional commercial products and (c) pursue acquisitions of complementary, revenue generating companies which are accretive to our operating results. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million and in July 2021, we completed an offering of common stock which raised gross proceeds of $60 million. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern form more than the next twelve months.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide the information.

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

-------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 20, 2021	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: September 20, 2021	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

