Form 10-Q
period 2021-10-31
Red Cat Holdings, Inc.
filed 2021-12-20
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 15, 2021, there were 53,835,579 shares of the registrant's common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

RED CAT HOLDINGS
Consolidated Balance Sheets
(Unaudited)

	October 31	April 30,
	2021	2021
ASSETS
Current Assets
Cash	$11,559,758	$277,347
Investments	48,122,657	—
Accounts receivable, net	393,738	321,693
Inventory	1,985,507	362,072
Other	2,567,539	678,898
Total Current Assets	64,629,199	1,640,010

Goodwill	26,029,750	8,017,333
Intangible assets, net	1,999,518	2,032,169
Property and equipment, net	142,126	—
Operating lease right-of-use assets	548,641	—
Other	24,907	3,853
Total Long Term Assets	28,744,942	10,053,355
TOTAL ASSETS	$93,374,141	$11,693,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,218,005	$541,903
Accrued expenses	653,233	614,050
Debt obligations - short term	1,338,030	269,045
Due to related party	144,628	390,209
Customer deposits	117,842	46,096
Warrant derivative liability	2,376,565	2,812,767
Total Current Liabilities	5,848,303	4,674,070

Operating lease liabilities	559,528	—
Debt obligations - long term	1,431,739	—
Note payable to related party	—	1,753,000
Total Long Term Liabilities	1,991,267	1,753,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 0 and 158,704	—	1,587
Series B Preferred Stock - shares authorized 4,300,000; outstanding 986,676 and 1,968,676	9,867	19,687
Common stock - shares authorized 500,000,000; outstanding 53,684,910 and 29,431,264	53,685	29,431
Additional paid-in capital	105,577,729	21,025,518
Accumulated deficit	(20,108,301)	(15,809,928)
Accumulated other comprehensive income	1,591	—
Total Stockholders' Equity	85,534,571	5,266,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,374,141	$11,693,365

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements Of Operations
(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
Revenues	$1,863,239	$427,807	$3,259,990	$976,089

Cost of goods sold	1,710,657	328,756	3,005,004	774,888

Gross Margin	152,582	99,051	254,986	201,201

Operating Expenses
Operations	283,249	120,210	460,112	206,756
Research and development	493,441	86,614	737,695	173,924
Sales and marketing	185,385	24,679	286,018	48,815
General and administrative	1,050,708	250,378	1,926,888	430,719
Stock based compensation	899,937	107,061	1,284,023	214,122
Total operating expenses	2,912,720	588,942	4,694,736	1,074,336
Operating loss	(2,760,138)	(489,891)	(4,439,750)	(873,135)

Other Expense (Income)
Derivative expense	—	148,587	—	148,587
Change in fair value of derivative liability	(118,813)	83,803	(273,061)	83,803
Investment income, net	38,447	—	38,447	—
Interest expense	46,017	—	63,116	—
Other, net	14,812	—	30,121	—
Other Expense (Income)	$(19,537)	$232,390	$(141,377)	$232,390

Net loss	$(2,740,601)	$(722,281)	$(4,298,373)	$(1,105,525)

Loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.05)

Weighted average shares outstanding - basic and diluted	52,147,541	20,241,390	43,110,884	20,126,241

RED CAT HOLDINGS
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Six months ended October 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(4,298,373)	$(1,105,525)
Stock based compensation	1,284,023	214,122
Common stock issued for services	250,400	—
Amortization of intangible assets	32,651	—
Depreciation	5,455	—
Change in fair value of derivative liability	(273,061)	83,803
Amortization of debt discount	—	18,401
Derivative expense	—	148,587
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities
Accounts receivable	27,002	—
Inventory	(319,124)	(91,836)
Other	(3,814,101)	3,020
Operating lease right-of-use assets and liabilities	10,887	—
Customer deposits	8,753	27,786
Accounts payable	(976,679)	106,042
Accrued expenses	(506,931)	27,148
Net cash used in operating activities	(8,569,098)	(568,452)

Cash Flows from Investing Activities
Cash acquired through acquisitions	24,866	—
Net cash provided by investing activities	24,866	—

Cash Flows from Financing Activities
Proceeds from sale of investments	1,855,788	—
Purchases of investments	(49,978,445)	—
Purchases of property and equipment	(30,147)	—
Proceeds from exercise of warrants	99,999	—
Payments under related party obligations	(1,866,381)	(3,907)
Proceeds from debt obligations	—	419,050
Payments under debt obligations	(320,965)	(183,294)
Proceeds from convertible debentures	—	580,000
Proceeds from issuance of common stock, net	70,065,203	—
Net cash provided by financing activities	19,825,052	811,849

Effect of foreign exchange rate changes on cash	1,591	—

Net increase in Cash	11,282,411	243,397
Cash, beginning of period	277,347	236,668
Cash, end of period	11,559,758	480,065

Cash paid for interest	26,175	—
Cash paid for taxes	—	—

Non-cash transactions
Common stock issued for services	$250,400	$—
Fair value of shares issued in acquisitions	$12,727,292	$—
Indirect payment to related party	$132,200	$—
Conversion of derivative liability	$163,141	$—
Conversion of preferred stock into common stock	$11,407	$—
Conversion of Notes into common stock	$—	$450,000
Conversion of accrued interest into common stock	$—	$45,024

See accompanying notes.

RED CAT HOLDINGS
Consolidated Stockholders' Equity Statements
(Unaudited)

	Series A		Series B		Common Stock		Additional		Accumulated Other
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,043,837	$(2,573,753)	$—	$1,528,998

Stock based compensation							107,061			107,061

Net Loss	—	—	—	—	—	—	—	(383,244)	—	(383,244)

Balances, July 31, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,150,898	$(2,956,997)	$—	$1,252,815

Conversion of Debt					710,444	711	494,314			495,025

Stock based compensation							107,061			107,061

Net Loss	—	—	—	—	—	—	—	(722,281)	—	(722,281)

Balances, October 31, 2020	208,704	$2,087	3,681,623	$36,816	20,721,535	$20,722	$4,752,273	$(3,679,278)	$—	$1,132,620

Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Acquisition of Skypersonic					685,321	685	2,630,955			2,631,640

Public offerings, net of $5,959,800 of issuance costs					17,333,334	17,333	70,022,871			70,040,204

Exercise of warrants					66,666	67	263,073			263,140

Conversion of preferred stock			(982,000)	(9,820)	818,333	818	9,002			—

Stock based compensation					62,500	63	384,023			384,086

Shares issued for services					91,667	92	191,908			192,000

Currency translation adjustments									922	922

Net Loss	—	—	—	—	—	—	—	(1,557,772)	—	(1,557,772)

Balances, July 31, 2021	158,704	$1,587	986,676	$9,867	48,489,085	$48,489	$94,527,350	$(17,367,700)	$922	$77,220,515

Acquisition of Skypersonic					21,972	22	84,350			84,372

Acquisition of Teal					3,588,272	3,588	10,007,691			10,011,279

Conversion of preferred stock	(158,704)	(1,587)			1,321,966	1,322	265			—

Stock based compensation					243,615	244	899,693			899,937

Shares issued for services					20,000	20	58,380			58,400

Currency translation adjustments									669	669

Net Loss	—	—	—	—	—	—	—	(2,740,601)	—	(2,740,601)

Balances, October 31, 2021	—	$—	986,676	$9,867	53,684,910	$53,685	$105,577,729	$(20,108,301)	$1,591	$85,534,571

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2021 and 2020

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

Note 1 - The Business

Red Cat Holdings ("Red Cat" or the "Company") was originally incorporated in February 1984. Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry which it presently does through its five wholly owned subsidiaries. Teal Drones is a leader in commercial and government UAV technology. Fat Shark Holdings is a provider of First Person View (FPV) video goggles. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Red Cat Propware is developing drone flight data analytics and storage solutions, as well as diagnostic products and services.

Corporate developments since January 1, 2020 include:

A.	Rotor Riot Acquisition

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

Shares issued	$1,820,114
Promissory note issued	175,000
Total Purchase Price	$1,995,114
Assets acquired
Cash	21,623
Accounts receivable	28,500
Other assets	3,853
Inventory	127,411
Trademark	20,000
Brand name	578,000
Customer relationships	39,000
Total assets acquired	818,387
Liabilities assumed
Accounts payable and accrued expenses	171,651
Notes payable	209,799
Due to related party	197,846
Total liabilities assumed	579,296
Total fair value of net assets acquired	239,091
Goodwill	$1,756,023

The final purchase price allocation was determined by an independent valuation services firm. Customer Relationships with a value of $39,000 are being amortized over 7 years. The carrying value of Brand Name is not being amortized but will be reviewed quarterly and formally evaluated at the end of each fiscal year.

B.	Fat Shark Acquisition

In November 2020, the Company closed a share purchase agreement ("Share Purchase Agreement") with the sole shareholder of Fat Shark Holdings ("Fat Shark"), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries. The transaction was valued at $8,354,076 based on (i) the issuance of 5,227,273 shares of common stock with a value of $6,351,076 on the date of closing (ii) a senior secured promissory note in the original principal amount of $1,753,000, and (iii) a cash payment of $250,000. The Share Purchase Agreement includes indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction. A summary of the purchase price and its related allocation is as follows:

Shares issued	$6,351,076
Promissory note issued	1,753,000
Cash	250,000
Total Purchase Price	$8,354,076
Assets acquired
Cash	201,632
Accounts receivable	249,159
Other assets	384,232
Inventory	223,380
Brand name	1,144,000
Proprietary technology	272,000
Non-compete agreement	16,000
Total assets acquired	2,490,403
Liabilities assumed
Accounts payable and accrued expenses	279,393
Customer deposits	25,194
Total liabilities assumed	304,587
Total fair value of net assets acquired	2,185,816
Goodwill	$6,168,260

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

In February 2021, the Company entered into Share Purchase and Liquidity Event Agreements (the "Skypersonic Agreements") with the founder and majority shareholder of Skypersonic, Inc., ("Skypersonic") and the holders of common stock and equity based agreements representing 97.46% of Skypersonic (the "Sellers"), pursuant to which, subject to the satisfaction of certain closing conditions, the Company would acquire all of the issued and outstanding share capital of Skypersonic for an aggregate of $3,000,000 in shares (the "Share Consideration") of the Company's common stock, based upon the VWAP of the Company's common stock at closing of the transaction (the "Skypersonic Transaction"). Prior to the closing, the Company provided $75,000 to fund operating costs of Skypersonic. This amount was capitalized as part of the purchase price. The transaction closed on May 7, 2021 and was paid through the issuance of 857,124 shares of common stock which had a fair market value of $3,291,356. Fifty (50%) percent of the Share Consideration (the "Escrow Shares") was deposited in an escrow account as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 shall result in a reduction of the Share Consideration on a dollar of dollar basis. In October 2021, the Company and Skypersonic agreed to a reduction in the purchase price of $601,622 which resulted in the cancellation of 149,829 shares held in escrow. A revised summary of the purchase price and its related allocation is as follows:

Shares issued	$2,716,013
Cash	75,000
Total Purchase Price	$2,791,013
Assets acquired
Cash	13,502
Accounts receivable	51,083
Other assets	12,950
Inventory	50,556
Total assets acquired	128,091
Liabilities assumed
Accounts payable and accrued expenses	1,054,997
Total liabilities assumed	1,054,997
Total fair value of net assets acquired	(926,906)
Goodwill	$3,717,919

The foregoing amounts reflect our current estimates of fair value as of the May 7, 2021 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Skypersonic brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgment.

D.	Teal Drones Acquisition

On August 31, 2021, the Company closed the acquisition of Teal Drones Inc., (“Teal”). The acquisition of Teal was made pursuant to an Agreement and Plan of Merger by and among Red Cat Holdings, Inc., a Nevada corporation (the “Company”), Teal Acquisition I Corp., a Delaware corporation (“Acquisition”) and wholly-owned subsidiary of the Company, and Teal, as amended and restated August 31, 2021 (the “Merger Agreement” or “Merger”).

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) (the “Loan Agreement”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest under the term Loan is payable monthly in an amount equal to $49,275 until maturity on December 31, 2024.

Pursuant to the Merger Agreement, we acquired all of the issued and outstanding share capital of Teal in exchange for $14,000,000 of our common stock, par value $0.001 per share (“Common Stock”) at the Volume Weighted Average Price (VWAP) of our Common Stock for the 20 trading days ended August 31, 2021 of $2.908 per share, reduced by the amount of Teal debt assumed consisting of approximately $1.67 million payable to DA4, and approximately $1,457,000 in working capital deficit, for a net closing date payment of $10,872,753. At closing, we issued 3,738,911 shares of our Common Stock (the “Stock Consideration”) which had a fair market value of $10,431,562. Fifteen (15%) of the Share Consideration (the “Escrow Shares”) was deposited in an escrow account for a period of eighteen (18) months as security for indemnification obligations, any purchase price adjustments due to working capital deficiencies and any other claims or expenses. In December 2021, the Company and Teal agreed to a reduction in the purchase price of $438,058 which resulted in the cancellation of 150,639 shares held in escrow. The fair market value of the cancelled shares was $420,283. A revised summary of the purchase price and its related allocation is set forth below.

The Stock Consideration payable under the Merger Agreement may be increased upon the achievement of certain milestones set forth in the Merger Agreement (the “Earn-Out Consideration”). Additional shares of Common Stock may become issuable by the Company in the event that within twenty-four (24) months following closing of the Merger, Teal realizes certain revenue targets. A total of Sixteen Million Dollars ($16,000,000) in additional shares of Common Stock will be issued if sales and services of Teal's Golden Eagle drones equal at least Thirty-six Million Dollars ($36,000,000). A total of Ten Million Dollars ($10,000,000) in additional shares of Common Stock will be issued if sales and services of Teal's Golden Eagle drones equal at least $24 million ($24,000,000) but less than $36 million ($36,000,000). A total of Four Million Dollars ($4,000,000) in additional shares of Common Stock will be issued if sales and services of Teal's Golden Eagle drones equal at least Eighteen Million Dollars ($18,000,000) but less than Twenty-Four Million Dollars ($24,000,000). Additional Share Consideration, if earned, is issuable at the VWAP of the Company within thirty (30) days of the determination that Earn-Out Consideration is payable.

Shares issued	$10,011,279
Total Purchase Price	$10,011,279
Assets acquired
Cash	11,364
Accounts receivable	47,964
Other current assets	15,085
Other assets	48,595
Inventory	1,253,755
Total assets acquired	1,376,763
Liabilities assumed
Accounts payable and accrued expenses	1,143,899
Customer deposits	1,766,993
Notes payable	2,749,091
Total liabilities assumed	5,659,983
Total fair value of net assets acquired	(4,283,220)
Goodwill	$14,294,499

The foregoing amounts reflect our current estimates of fair value as of the August 31, 2021 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Teal brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgment.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

Principles of Consolidation - Our condensed consolidated financial statements include the accounts of our operating subsidiaries, Red Cat Propware, Inc., Rotor Riot, Fat Sharking Holdings, Skypersonic, and Teal Drones. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents - At October 31, 2021, we had cash of $11,559,758 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Investments – Our investments have been classified and accounted for as available-for-sale securities. Our investment manager can sell any of our investment holdings at any time, and therefore, we have classified our investments as short term. Our available-for-sale securities are carried at fair value, with unrealized gains and losses reported within investment income in our consolidated statements of operations.

We have elected to present accrued interest receivable separately from investments on our consolidated balance sheets. Accrued interest receivable was $371,095 as of October 31, 2021 and was recorded as other current assets. We did not write off any accrued interest receivable during the three months ended October 31, 2021.

Accounts Receivable, net - Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based on a multitude of factors, including historical bad debt levels for its customer base, past experience with a specific customer, the economic environment, and other factors. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected.

Inventories – Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or net realizable value, with cost being determined by the average-cost method, which approximates the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates ending inventories for excess quantities and obsolescence.

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

Leases - Effective August 1, 2021, the Company adopted Accounting Standards Codification (ASC) 842 titled “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company adopted ASC 842 on a modified retrospective transition basis which means that it will not restate financial information for any periods prior to August 1, 2021. Upon adoption, the Company recognized a lease liability obligation of $796,976 and a right-of-use asset for the same amount.

The Company determines if a contract is a lease or contains a lease at inception.  Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term.  The Company's leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its recent debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments.  Lease expense for minimum lease payments is recognized on a straight line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers", issued by the Financial Accounting Standards Board ("FASB"). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company's revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. Customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $117,842 and $46,096 at October 31, 2021 and April 30, 2021, respectively.

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

Foreign Currency - The functional currency of our international subsidiary is the local currency. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders' equity. Net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency are recorded in other income, net in the consolidated statements of operations.

Comprehensive Loss - During the three and six months ended October 31, 2021, differences between net loss and comprehensive loss totaled $922 and $1,591, respectively, relating to foreign currency translation adjustments. During the three and six months ended October 31, 2020, there were no differences between net loss and comprehensive loss.

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

Related Parties - Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 17.

Note 3 – Fair Value Measurements

We disclose and recognize the fair value of our assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes three levels of the fair value hierarchy as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2: Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3: Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

Our financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts payable, and accrued liabilities. At October 31, 2021, and April 30, 2021, the carrying values of cash and cash equivalents, accounts payable, and accrued liabilities approximated fair value due to their short-term maturities.

The following tables set forth information related to our available-for-sales investment securities as of October 31, 2021:

I.	Amortized cost, net unrealized gains or losses, and fair values

	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Money market funds	$1,598,428	$732	$1,599,160
Asset-backed securities	3,444,037	(9,081)	3,434,956
Corporate bonds	43,219,180	(130,639)	43,088,541
Total	$48,261,645	$(138,988)	$48,122,657

II.	Contractual Maturities

	One Year or Less	Over One Year	Over Five Years	Total
Money market funds	$1,599,160	$—	$—	$1,599,160
Asset-backed securities	—	3,434,956	—	3,434,956
Corporate bonds	14,575,236	27,911,550	601,755	43,088,541
Total	$16,174,396	$31,346,506	$601,755	$48,122,657

III.	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Money market funds	$1,599,160	$—	$—	$1,599,160
Asset-backed securities	—	3,434,956	—	3,434,956
Corporate bonds	—	43,088,541	—	43,088,541
Total	$1,599,160	$46,523,497	$—	$48,122,657

Note 4 – Inventories

Inventories consisted of the following:

	October 2021	April 2021
Raw materials	$1,033,801	$—
Work-in-process	176,522	—
Finished goods	775,184	362,072
Total	$1,985,507	$362,072

Note 5 - Other Current Assets

Other current assets included:

	October 2021	April 2021
Prepaid inventory	$1,832,406	$478,939
Accrued interest held in investments	371,095	—
Prepaid insurance	280,364	—
Prepaid expenses	74,302	115,587
Security deposits	9,372	9,372
Due from related party	—	75,000
Total	$2,567,539	$678,898

Note 6 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation and the reported values are periodically assessed for impairment. Property and equipment as of October 31, 2021 was as follows:

Original cost	$289,369
Accumulated depreciation	147,243
Net carrying value	$142,126

Note 7 – Lease Agreements

The Company has the following operating leases for real estate locations where it operates:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$11,000	August 2024
Orlando, Florida	$4,600	May 2024
Cayman Islands	$3,438	Month to Month
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022
Torino, Italy	$1,445	January 2024

These lease agreements have remaining terms up to 2.84 years, excluding options to extend certain leases for up to 5 years.  The weighted average remaining lease term as of October 31, 2021 was 2.52 years.  The Company used a discount rate of 12% to calculate its lease liability at October 31, 2021.  Future lease payment obligations at October 31, 2021 were as follows:

Fiscal Year Ended:
2022	$140,014
2023	251,254
2024	207,727
2025	90,613
Total	$689,608

Note 8 – Debt Obligations

A.	Decathlon Capital

In connection with the acquisition of Teal by the Company, Decathlon Capital agreed to restructure the terms of an existing loan agreement with Teal. Effective August 31, 2021, the principal amount outstanding of $1,670,294 bears interest at 10% annually and is repayable in monthly payments of $49,275 through its December 31, 2024 maturity date. The balance outstanding at October 31, 2021 totaled $1,591,988.

B.	Convertible Note

In May 2021, Teal entered into a convertible note agreement totaling $350,000 with one of its equity investors. The note bears interest at the applicable Federal Rate which was approximately 0.13% on the date of issuance. The Company has assumed this obligation which is payable upon demand.

C.	Vendor Settlement

In May 2020, Teal entered into a settlement agreement with a vendor that had been providing contract manufacturing services. At August 31, 2021, the Company assumed the outstanding balance of $387,500 which is payable in monthly installments of $37,500 with a final payment of $12,500 due in July 2022. The balance outstanding at October 31, 2021 totaled $350,000.

D.	SBA Loan

On February 2, 2021, Teal received a second Small Business Administration Paycheck Protection Program (“SBA PPP”) loan in the amount of $300,910. The loan is unsecured, non-recourse, and accrues interest at one percent annually. All or a portion of the loan is forgivable if used to fund qualifying payroll, rent and utilities. If not forgiven, the loan is payable over five years. Teal used the proceeds for the purposes required and the Company is currently working with the SBA regarding the loan forgiveness process.

E.	Shopify Capital

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

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Balance at October 31, 2021
May 2020	$158,200	$140,000	$18,200	17%	Completed in October 2020
September 2020	$209,050	$185,000	$24,050	17%	Completed in May 2021
April 2021	$236,500	$215,000	$21,500	17%	$77,722

F.	Corporate Equity

In October 2021, Teal entered into an agreement with Corporate Equity to fund $60,000 of leasehold improvements. The loan bears interest at 8.25% annually and is repayable in monthly payments of $2,005 through its July 2024 maturity date. The balance outstanding at October 31, 2021 totaled $48,671.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. The balance outstanding totaled $25,210 at October 31, 2021. Weekly payments of $2,280 are being remitted to Forward Financing and the Company expects that the remaining balance will be repaid in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are being remitted to Ascentium Capital and the Company expects that the remaining balance will be repaid in September 2024. The balance outstanding at October 31, 2021 totaled $15,379.

I.	PayPal

PayPal is an electronic commerce company that facilitates payments between parties through online funds transfers. The Company processes certain customer payments ordered on its e-commerce site through PayPal. The Company has entered into multiple agreements under which PayPal provides an advance on customer payments, and then retains a portion of customer payments until the advance is repaid.  PayPal charges a fee which the Company recognizes in full upon entering an agreement.  A November 2019 agreement under which PayPal advanced $100,000 and charged a transaction fee of $6,900 was completed in January 2021.  A January 2021 agreement under which PayPal advanced $75,444 and charged a transaction fee of $2,444 was completed in August 2021.

Short and long term debt obligations totaled $1,338,030 and $1,431,739 at October 31, 2021, respectively. Outstanding principal payments are due as follows:

Balance of calendar 2021	$608,894
2022	825,535
2023	609,099
2024	641,729
2025	72,377
2026	12,135
Total	$2,769,769

Note 9 - Due to Related Party

A.	Founder of Fat Shark

In connection with the acquisition of Fat Shark in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller who is now an employee. The note bears interest at 3% annually and matures in full in November 2023. In May 2021, the Company directed a refund of $132,200 related to prepaid inventory in China to the seller who is also based in China. The entire outstanding balance of $1,620,800 plus accrued interest totaling $45,129 was paid in September 2021.

B.	BRIT, LLC

In January 2020, in connection with the acquisition of Rotor Riot, the Company issued a promissory note in the amount of $175,000 to the seller, BRIT, LLC. The note bears interest at 4.75% annually. The entire outstanding balance of $85,172 plus accrued interest totaling $12,942 was paid in October 2021.

BRIT incurred certain financial obligations in support of the operations of Rotor Riot which the Company assumed responsibility to pay at the effective time of the Merger. These obligations bear interest at annual rates ranging from 5.5% to 6.42%. The outstanding balance totaled $138,771 and $166,529 at October 31, 2021 and April 30, 2021, respectively.

C.	Aerocarve

In 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance owed at April 30, 2021 was $74,000. The balance was repaid in full in May 2021.

Note 10 - Convertible Notes

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

As of October 31, 2021, (a) the entire $600,000 of 2020 Notes have been converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $783,613.

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

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $4,981,701, of which $500,000 was applied as a debt discount to reduce the initial carrying value of the notes to zero. The derivative liability was valued using a multinomial lattice model with $2,111,035 and $2,870,666 related to the derivative features of the notes and warrants, respectively.

As of October 31, 2021, (a) the entire $500,000 of 2021 Notes have been converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $1,592,952.

Note 11 - Income Taxes

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

At October 31, 2021 and April 30, 2021, we had accumulated deficits of approximately $20,100,000 and $15,800,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $804,000 and $632,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at October 31, 2021 and April 30, 2021.

Note 12 - Common Stock

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

On May 7, 2021, the Company issued 685,321 shares of common stock in connection with the acquisition of Skypersonic, as further described in Note 1.

On July 21, 2021, the Company closed an offering of 13,333,334 shares of common stock which generated gross proceeds of $60 million and net proceeds of approximately $55.5 million.

During the three months ended July 31, 2021, 62,500 shares of common stock were issued under the terms of a restricted stock agreement with an officer.

On August 10, 2021, the Company issued 1,321,966 shares of common stock in connection with the conversion of 158,704 shares of Series A Preferred Stock.

On August 15, 2021, the Company issued 20,000 shares of common stock for investor relations services rendered.

On August 31, 2021, the Company issued 3,588,272 shares of common stock in connection with the acquisition of Teal Drones, as further described in Note 1.

During the three months ended October 31, 2021, the Company issued 21,972 shares of common stock in connection with working capital adjustments related to the acquisition of Skypersonic, as further described in Note 1.

During the three months ended October 31, 2021, 243,615 shares of common stock were issued as stock based compensation.

Note 13 - Preferred Stock

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

Series B Preferred Stock ("Series B Stock") is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at October 31, 2021 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 14 - Warrants

In October 2020, the Company issued five-year warrants to purchase a total of 399,998 shares in connection with the issuance of $600,000 of convertible notes. The warrants have an initial exercise price of $1.50 which may be reduced to a 25% discount of the price per share of Common Stock offered in a future qualified offering. The warrants were valued at $267,999 using the multinominal lattice model and are considered derivative liabilities under ASC 815-40. The value of the warrants was included in the determination of the initial accounting for the financing including the calculation of the derivative liability and related expense.

In January 2021, the Company issued five-year warrants to purchase a total of 675,000 shares in connection with the issuance of $500,000 of convertible notes. The warrants have an initial exercise price of $1.50 which may be reduced to a 25% discount of the price per share of Common Stock offered in a future qualified offering. The warrants were valued at $2,870,666 using the multinominal lattice model and are considered derivative liabilities under ASC 815-40. The value of the warrants was included in the determination of the initial accounting for the financing including the calculation of the derivative liability and related expense.

In March and April 2021, we received $201,249 in connection with the exercise of 201,666 warrants which had been issued in October 2020 and January 2021 as part of the convertible note financings described in note 10. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $694,305 with a corresponding increase in additional paid in capital.

In May 2021, the Company issued warrants to purchase 200,000 shares of common stock to the placement agent of its common stock offering. The warrants have a five year term and an exercise price of $5.00.

In June 2021, we received $99,999 in connection with the exercise of 66,666 warrants which had been issued in October 2020 as part of the convertible note financings described in Note 6. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $163,141 with a corresponding increase in additional paid in capital.

In July 2021, the Company issued warrants to purchase 533,333 shares of common stock to the placement agent of its common stock offering. The warrants have a five year term and an exercise price of $5.625.

The following table summarizes the changes in warrants outstanding since April 30, 2020.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	—	—	—	—
Granted	1,074,998	$1.50
Exercised	(201,666)	1.50
Outstanding as of April 30, 2021	873,332	1.50	4.62	$2,218,263
Granted	733,333	5.45
Exercised	(66,666)	1.50
Outstanding at October 31, 2021	1,539,999	$3.38	4.38	$2,387,731

Note 15 - Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

The aggregate intrinsic value of outstanding options represents the excess of the stock price at October 31, 2021 of $2.96 over the exercise price of each option. As of October 31, 2021 and April 30, 2021, there was $2,636,693 and $914,915 of unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, which is expected to be recognized over the weighted average period of 1.31 years.

The table below sets forth the assumptions used to calculate the fair value of options granted during the three months ended October 31, 2021:

Exercise price	2.61 - 2.82
Stock price on date of grant	2.61 - 2.82
Volatility	271.7% - 273.4%
Risk-free interest rate	0.93% - 1.10%
Expected term (years)	6.56 – 8.25
Dividend yield	—

A summary of activity under the Plan since April 30, 2020 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2020	1,597,475	$1.10
Granted	600,000	3.63
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of April 30, 2021	2,197,475	1.79
Granted	919,000	2.68
Exercised	(112,500)	0.96
Forfeited or expired	—	—
Outstanding as of October 31, 2021	3,003,975	2.09	8.70	$3,096,487
Exercisable as of October 31, 2021	1,694,892	$2.18	8.35	$1,811,400

Stock compensation expense was as follows:

	Three months ended October 31,		Six months ended October 31,
	2021	2020	2021	2020
General and administrative	$389,749	$94,629	$609,350	$189,258
Research and development	84,752	9,945	141,232	19,890
Operations	311,347	2,487	374,608	4,974
Sales and marketing	114,089	—	158,833	—
Total	$899,937	$107,061	$1,284,023	$214,122

Note 16 - Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 10 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice mode1. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of October 31, 2021 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

Risk-free interest rate	0.75 - 0.97%
Expected dividend yield	—
Expected term (in years)	3.92 - 4.24
Expected volatility	272.54 – 292.28%

As of October 31, 2021, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the three and six months ended October 31, 2021 were as follows:

Derivative liability at April 30, 2021	$2,812,767
Eliminated upon exercise of warrants	(163,141)
Changes in fair value, primarily related to decrease in Company's stock price	(154,248)
Derivative liability at July 31, 2021	$2,495,378
Eliminated upon exercise of warrants	—
Changes in fair value, primarily related to decrease in Company's stock price	(118,813)
Derivative liability at October 31, 2021	$2,376,565

Note 17 - Related-Party Transactions

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

Additional related party transactions are disclosed in Note 9.

Note 18 - Subsequent Events

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

Recent Developments

Underwritten Firm Commitment Underwritten Public Offering.

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant an underwriting agreement dated April 29, 2021. These shares of common stock in the S-1 Offering were offered and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement"). The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were approximately $14.6 million.

S-3 Offering

On July 21, 2021 the Company closed on a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. These shares of common stock in the S-3 Offering were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021. The net proceeds to the Company from the S-3 Offering, after deducting the underwriting discount, the underwriters’ fees and expenses, and the Company’s estimated expenses related to the S-3 Offering, were approximately $55.5 million.

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

Plan of Operations

Red Cat Holdings ("Red Cat" or the "Company") was originally incorporated in February 1984. Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry which it presently does through its five wholly owned subsidiaries. Beginning in January 2020, the Company has expanded the scope of its drone products and services through a number of acquisitions. Fat Shark Holdings is a provider of First Person View (FPV) video goggles. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Red Cat Propware is developing drone flight data analytics and storage solutions, as well as diagnostic products and services. On August 31, 2021, the Company acquired Teal Drones, a leader in commercial and government UAV technology.

Results of Operations

Three Months Ended October 31, 2021 and October 31, 2020

Revenue

During the three months ended October 31, 2021 (or the "2021 period"), we generated revenues totaling $1,863,239 compared to $427,807 during the three months ended October 31, 2020 (or the "2020 period"), representing an increase of $1,435,432, or greater than 100%.  The increase in revenues related to acquisitions completed after the end of the 2020 period.  In November 2020, we acquired Fat Shark which contributed $898,929, or 48%, of our revenues in the 2021 period. In August 2021, we acquired Teal which contributed $402,227, or 22%, of our revenues in the 2021 period.

Cost of Goods Sold

During the three months ended October 31, 2021, we incurred cost of goods sold of $1,710,657 compared to $328,756 during the three months ended October 31, 2020, representing an increase of $1,381,901 or greater than 100%. The increase related to higher revenues associated with the acquisitions of Fat Shark, Skypersonic, and Teal which were completed after the end of the 2020 period.

Gross Margin

During the three months ended October 31, 2021, gross margin was $152,582 compared to $99,051 during the three months ended October 31, 2020, representing an increase of $53,531 or 54%. Gross margin, as a percentage of revenue, decreased from 23% during the 2020 period to 8% during the 2021 period. The lower gross margin during the 2021 period reflects higher product and shipping costs resulting from the impact of COVID-19 on business operations.

Operating Expenses

During the three months ended October 31, 2021, we incurred operations expense of $283,249 compared to $120,210 during the 2020 period, resulting in an increase of $163,039 or 136%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark in November 2020, Skypersonic in May 2021, and Teal in August 2021.  Operations expense for Fat Shark, Skypersonic, and Teal in the 2021 period collectively represented 86% of the increase.

During the three months ended October 31, 2021, we incurred research and development expenses totaling $493,441 compared to $86,614 for the three months ended October 31, 2020 resulting in an increase of $406,827, or greater than 100%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark and Teal.  Research and development expense for Fat Shark and Teal collectively represented 90% of the increase.

During the three months ended October 31, 2021, we incurred sales and marketing expenses of $185,385 compared to $24,679 during the three months ended October 31, 2020, resulting in an increase of $160,706 or greater than 100%. This increase is primarily related to higher payroll and branding costs of $63,455 and $36,000, respectively, in the 2021 period. In addition, we incurred $14,649 and $24,255 of separate expenses related to Fat Shark and Teal, respectively, which were not included in the 2020 period.

During the three months ended October 31, 2021, we reported general and administrative expenses of $1,050,708 compared to $250,378 for the three months ended October 31, 2020, representing an increase of $800,330, or more than 100%.  Much of the increase related to "public company" expenses associated with the Company's listing on the Nasdaq Capital Market in April 2021. This resulted in increased costs associated with Directors' and Officers' insurance, investor relations and other public company expenses which collectively increased by $229,495 in the 2021 period compared to the 2020 period.  In addition, auditing fees increased by $67,200 and payroll costs increased by $75,245. In addition, we incurred general and administrative expenses for Fat Shark, Skypersonic, and Teal of $49,296, $111,380, and $133,076, respectively, which were not included in the 2020 period.

During the three months ended October 31, 2021, we incurred stock based compensation costs of $899,937 compared to $107,061 in the 2020 period, resulting in an increase of $792,876 or greater than 100%. This increase related to expense associated with the issuance of 400,000 restricted stock units and 470,000 options in the 2021 period which were not applicable to the 2020 period.

Other Expense (Income)

Other income, net totaled $19,537 during the three months ended October 31, 2021 compared to Other Expense of $232,390 during the three months ended October 31, 2020 representing a change of $251,927. Changes in the values of the Company's derivative liabilities accounted for most of the change between periods. During the 2020 period, the Company recorded derivative related expenses totaling $232,390 whereas the Company recorded a net benefit related to its derivatives of $118,813 during the 2021 period. The net benefit in the 2021 period was partially offset by interest expense of $46,017. The derivative liability is valued using a multinomial lattice model which utilizes the Company's stock price in its calculation. A decrease in the stock price during the 2021 period resulted in the net benefit.

Net Loss

Net Loss during the three months ended October 31, 2021 totaled $2,740,601 compared to a net loss of $722,281 during the three months ended October 31, 2020, representing an increase of $2,018,320, or greater than 100%. This increase is primarily related to higher operating expenses which increased to $2,912,720 in the 2021 period as compared to $588,942 in the 2020 period, representing an increase of $2,323,778.  Approximately $902,412 of the increase, or 39%, related to Fat Shark, Skypersonic, and Teal whose acquisitions were completed after the 2020 period.  Higher general and administrative and stock based compensation expense of $1,050,708 and $899,937, respectively, primarily accounted for the balance of the increase.

Results of Operations

Six Months Ended October 31, 2021 and October 31, 2020

Revenue

During the six months ended October 31, 2021 (or the "2021 period"), we generated revenues totaling $3,259,990 compared to $976,089 during the six months ended October 31, 2020 (or the "2020 period"), representing an increase of $2,283,901, or greater than 100%.  The increase in revenues related to acquisitions completed after the end of the 2020 period.  In November 2020, we acquired Fat Shark which contributed $1,894,496, or 58%, of our revenues in the 2021 period, and represented 83% of the increase.

Costs of Goods Sold

During the six months ended October 31, 2021, we incurred cost of goods sold of $3,005,004 compared to $774,888 during the six months ended October 31, 2020, representing an increase of $2,230,116 or greater than 100%. The increase related to higher revenues associated with the acquisitions of Fat Shark, Skypersonic, and Teal which were completed after the end of the 2020 period.

Gross Margin

During the six months ended October 31, 2021, gross margin was $254,986 compared to $201,201 during the six months ended October 31, 2020, representing an increase of $53,785 or 27%. Gross margin, as a percentage of revenue, decreased from 21% during the 2020 period to 8% during the 2021 period. The lower gross margin during the 2021 period reflects higher product and shipping costs resulting from the impact of COVID-19 on business operations.

Operating Expenses

During the six months ended October 31, 2021, we incurred operations expense of $460,112 compared to $206,756 during the 2020 period, resulting in an increase of $253,356 or greater than 100%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark in November 2020, Skypersonic in May 2021, and Teal in August 2021.  Operations expense for Fat Shark, Skypersonic, and Teal collectively represented 94% of the increase.

During the six months ended October 31, 2021, we incurred research and development expenses totaling $737,695 compared to $173,924 for the six months ended October 31, 2020 resulting in an increase of $563,771 or greater than 100%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark, Skypersonic, and Teal.  Research and development expense for Fat Shark, Skypersonic, and Teal collectively represented 100% of the increase.

During the six months ended October 31, 2021, we incurred sales and marketing expenses of $286,018 compared to $48,815 during the six months ended October 31, 2020, resulting in an increase of $237,203 or greater than 100%. This increase is primarily related to higher payroll and marketing event costs of $85,818 and $30,799, respectively, in the 2021 period. In addition, we incurred $62,893 of expenses collectively related to Fat Shark, Skypersonic, and Teal which was included in the 2021 period.

During the six months ended October 31, 2021, we reported general and administrative expenses of $1,926,888 compared to $430,719 for the six months ended October 31, 2020, representing an increase of $1,496,169, or more than 100%.  Much of the increase related to "public company" expenses associated with the Company's listing on the Nasdaq Capital Market in April 2021. This resulted in increased costs associated with Directors' and Officers' insurance, investor relations and other public company expenses which collectively increased by $643,324 in the 2021 period compared to the 2020 period.  In addition, auditing fees increased by $87,200 and payroll costs increased by $130,545. In addition, we incurred general and administrative expenses for Fat Shark, Skypersonic, and Teal of $100,149, $239,595, and $133,076, respectively, which was included in the 2021 period.

During the six months ended October 31, 2021, we incurred stock based compensation costs of $1,284,023 compared to $214,122 in the 2020 period, resulting in an increase of $1,069,901 or greater than 100%. This increase related to expense associated with the issuance of 775,000 restricted stock units and 919,000 options in the 2021 period which were not applicable to the 2020 period.

Other Expense (Income)

Other income, net totaled $141,377 during the six months ended October 31, 2021, compared to other expense of $232,390 during the six months ended October 31, 2020 representing a change of $373,767. Changes in the values of the Company's derivative liabilities accounted for most of the change between periods.  During the 2020 period, the Company recorded derivative related expenses totaling $232,390 whereas the Company recorded a net benefit related to its derivatives of $273,061 during the 2021 period.  The net benefit in the 2021 period was partially offset by interest expense of $63,116.  The derivative liability is valued using a multinomial lattice model which utilizes the Company's stock price in its calculation.  A decrease in the stock price during the 2021 period resulted in the net benefit.

Net Loss

Net Loss during the six months ended October 31, 2021 totaled $4,298,373 compared to a Net Loss of $1,105,525 during the six months ended October 31, 2020, representing an increase of $3,192,848, or greater than 100%. This increase is primarily related to higher operating expenses which increased to $4,694,736 in the 2021 period as compared to $1,074,336 in the 2020 period, representing an increase of $3,620,400.  Approximately $1,338,413 of the increase, or 37%, related to Fat Shark, Skypersonic, and Teal whose acquisitions were completed after the 2020 period.  Higher general and administrative and stock based compensation expense totaling $1,926,888 and $1,284,023, respectively, primarily accounted for the balance of the increase.

Cash Flows

Operating Activities

Net cash used in operating activities was $8,569,098 during the six months ended October 31, 2021 compared to net cash used in operating activities of $568,452 during the six months ended October 31, 2020 representing an increase of $8,000,646, or greater than 100%. Net cash used in operations, net of non-cash expenses totaling $1,299,468, equaled $2,998,905 in the 2021 period compared to $640,612 in the 2020 period, resulting in an increase of $2,358,293, or greater than 100%. The higher operating use of cash in the 2021 period reflected the acquisitions of Fat Shark, Skypersonic, and Teal. Net cash used related to changes in operating assets and liabilities totaled $5,570,193 during the six months ended October 31, 2021 compared to net cash provided through changes in operating assets and liabilities of $72,160 during the six months ended October 31, 2020, representing an increase of $5,642,353, or greater than 100%. Approximately $3,017,267, or 53%, of the increase related to inventory, both higher balances on hand as well as prepaid purchases not yet delivered. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash provided by investing activities was $24,866 during the six months ended October 31, 2021 compared to zero during the six months ended October 31, 2020. The Company acquired $24,866 of cash in connection with acquisitions completed in the 2021 period.

Financing Activities

Net cash used provided by financing activities totaled $19,825,052 during the six months ended October 31, 2021 compared to $811,849 during the six months ended October 31, 2020. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2021 period, the Company received net proceeds of approximately $70 million in connection with two offerings of common stock, approximately $50 million of which was used to purchase investments.

Liquidity and Capital Resources

As of October 31, 2021, we had current assets totaling $64,629,199, including cash of $11,559,758, investments of $48,122,657, and inventory of $1,985,507. Current liabilities as of October 31, 2021 totaled $5,848,303, including accounts payable of $1,218,005, accrued expenses of $653,233, short term debt obligations of $1,338,030, and derivative liability of $2,376,565. Our net working capital as of October 31, 2021 was $58,780,896.

We have reported net losses since inception and only began generating revenues in January 2020.  To date, we have primarily funded our operations through offerings of common stock. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million. In July 2021, we completed an offering of common stock which raised gross proceeds of $60 million.

2021 Underwritten Public Offerings

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant to an underwriting agreement dated April 29, 2021. These shares of common stock in the S-1 Offering were offered and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement"). The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters' fees and expenses and the Company's estimated Offering expenses, were approximately $14.6 million.

S-3 Offering

On July 21, 2021 the Company closed on a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. These shares of common stock in the S-3 Offering were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021. The net proceeds to the Company from the S-3 Offering, after deducting the underwriting discount, the underwriters' fees and expenses and the Company's estimated expenses related to this S-3 Offering, were approximately $55.5 million.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021, except that our disclosure controls and procedures are not effective for the following reasons:

●	We did not maintain effective controls regarding the timely financial reporting of accounting transactions. Specifically, certain individuals did not provide reporting on a timely basis regarding certain corporate banking accounts which they managed. The failure to comply with the Company's internal reporting deadlines increases the risk that (i) transactions are not properly accounted for, and (ii) adequate documentation is not obtained. Both risks can adversely impact the accuracy of our financial reporting. The Company is presently evaluating how to remedy this internal control weakness.

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

Date: December 20, 2021	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: December 20, 2021	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

