Form 10-Q
period 2022-01-31
Red Cat Holdings, Inc.
filed 2022-03-17
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 15, 2022, there were 53,671,559 shares of the registrant's common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURES		34

RED CAT HOLDINGS
Consolidated Balance Sheets
(Unaudited)

	January 31,	April 30,
	2022	2021
ASSETS
Current Assets
Cash	$7,111,527	$277,347
Marketable securities	48,446,302	—
Accounts receivable, net	891,505	321,693
Inventory	2,339,680	362,072
Other	2,234,583	678,898
Due from related party	225,539	—
Total Current Assets	61,249,136	1,640,010

Goodwill	26,029,750	8,017,333
Intangible assets, net	1,983,192	2,032,169
Property and equipment, net	262,859	—
Other	35,907	3,853
Operating lease right-of-use assets	823,838	—
Total Long Term Assets	29,135,546	10,053,355

TOTAL ASSETS	90,384,682	11,693,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	521,139	541,903
Accrued expenses	1,493,691	614,050
Debt obligations - short term	1,127,596	269,045
Due to related party	41,622	390,209
Customer deposits	336,621	46,096
Operating lease liabilities	261,369	—
Warrant derivative liability	1,350,099	2,812,767
Total Current Liabilities	5,132,137	4,674,070

Operating lease liabilities	573,165	—
Debt obligations - long term	1,339,132	—
Note payable to related party	—	1,753,000
Total Long Term Liabilities	1,912,297	1,753,000
Commitments and contingencies

Stockholders' Equity
Series A Preferred Stock - shares authorized 2,200,000; outstanding 0 and 158,704	—	1,587
Series B Preferred Stock - shares authorized 4,300,000; outstanding 986,676 and 1,968,676	9,867	19,687
Common stock - shares authorized 500,000,000; outstanding 53,637,971 and 29,431,264	53,638	29,431
Additional paid-in capital	105,947,703	21,025,518
Accumulated deficit	(22,673,118)	(15,809,928)
Accumulated other comprehensive income	2,158	—
Total Stockholders' Equity	83,340,248	5,266,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	90,384,682	11,693,365

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements Of Operations
(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
Revenues	$1,856,751	$2,145,988	$5,116,741	$3,122,077

Cost of goods sold	1,516,970	1,576,265	4,521,974	2,351,153

Gross Margin	339,781	569,723	594,767	770,924

Operating Expenses
Operations	334,278	146,539	794,390	353,295
Research and development	811,288	167,968	1,548,983	341,892
Sales and marketing	238,624	48,719	524,642	97,534
General and administrative	1,337,183	499,155	3,264,071	929,874
Stock based compensation	782,123	854,195	2,066,146	1,068,317
Total operating expenses	3,503,496	1,716,576	8,198,232	2,790,912
Operating loss	(3,163,715)	(1,146,853)	(7,603,465)	(2,019,988)

Other Expense (Income)
Derivative expense	—	4,481,701	—	4,630,288
Change in fair value of derivative liability	(1,026,466)	3,350,135	(1,299,527)	3,433,938
Investment income, net	363,760	—	402,207	—
Interest expense	46,596	—	109,712	—
Other, net	17,212	5,571	47,333	5,571
Other Expense (Income)	$(598,898)	$7,837,407	$(740,275)	$8,069,797

Net loss	$(2,564,817)	$(8,984,260)	$(6,863,190)	$(10,089,785)

Loss per share - basic and diluted	$(0.05)	$(0.34)	$(0.15)	$(0.46)

Weighted average shares outstanding - basic and diluted	53,592,927	26,232,755	46,604,898	22,161,745

RED CAT HOLDINGS
Condensed Consolidated Cash Flows Statements
(Unaudited)

	Nine months ended January 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,863,190)	$(10,089,785)
Stock based compensation	2,066,146	1,068,317
Common stock issued for services	250,400	—
Amortization of intangible assets	48,978	5,571
Depreciation	17,888	—
Change in fair value of derivative	(1,299,527)	3,433,938
Amortization of debt discount	—	79,187
Derivative expense	—	4,630,288
Adjustments to reconcile net loss to net cash from operations:
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(470,765)	(63,255)
Inventory	(673,297)	(405,987)
Other	(3,492,145)	(118,613)
Operating lease right-of-use assets and liabilities	10,696	—
Customer deposits	227,532	32,967
Accounts payable	(1,673,545)	345,227
Accrued expenses	(190,444)	165,129
Net cash used in operating activities	(12,041,273)	(917,016)

Cash Flows from Investing Activities
Cash acquired through acquisitions	24,866	—
Payment for acquisition, net of cash acquired	—	(48,368)
Purchases of property and equipment	(92,581)	—
Proceeds from sale of marketable securities	6,250,322	—
Purchases of marketable securities	(54,696,624)	—
Net cash used in investing activities	(48,514,017)	(48,368)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	99,999	—
Proceeds from related party obligations	—	79,000
Payments under related party obligations	(1,969,193)	(17,140)
Proceeds from debt obligations	—	424,419
Payments under debt obligations	(694,738)	(365,911)
Proceeds from convertible debentures	—	1,080,000
Payments of taxes related to restricted stock vesting	(113,959)	—
Proceeds from issuance of common stock, net	70,065,203	—
Net cash provided by financing activities	67,387,312	1,200,368

Effect of foreign exchange rate changes on cash	2,158	—

Net increase in Cash	6,834,180	234,984
Cash, beginning of period	277,347	236,668
Cash, end of period	7,111,527	471,652

Cash paid for interest	27,563	—
Cash paid for income taxes	—	—

Non-cash transactions
Fair value of shares issued in acquisitions	$12,727,292	$6,351,076
Taxes related to net shares settlement of equity awards	$522,628	$—
Conversion of derivative liability	$163,141	$—
Financed purchases of property and equipment	$144,383	$—
Indirect payment to related party	$132,200	$—
Conversion of preferred stock into common stock	$11,407	$—
Shares withheld as payment of note receivable	$5,100	$—
Issuance of Note Payable - Related Party in acquisition	$—	$1,753,000
Conversion of Notes into common stock	$—	$450,000
Conversion of accrued interest into common stock	$—	$45,024

See accompanying notes.

RED CAT HOLDINGS
Consolidated Stockholders' Equity Statements
(Unaudited)

	Series A		Series B		Common Stock		Additional		Accumulated Other
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,043,837	$(2,573,753)	$—	$1,528,998

Stock based compensation							107,061			107,061

Net Loss		—		—		—	—	(383,244)	—	(383,244)

Balances, July 31, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,150,898	$(2,956,997)	$—	$1,252,815

Conversion of debt					710,444	711	494,314			495,025

Stock based compensation							107,061			107,061

Net loss		—		—		—	—	(722,281)	—	(722,281)

Balances, October 31, 2020	208,704	$2,087	3,681,623	$36,816	20,721,535	$20,722	$4,752,273	$(3,679,278)	$—	$1,132,620

Acquisition of Fat Shark					5,227,273	5,227	6,345,849			6,351,076

Conversion of preferred stock	(50,000)	(500)	(954,741)	(9,547)	1,212,118	1,212	8,835			—

Stock based compensation							854,195			854,195

Net loss		—		—		—	—	(8,984,260)	—	(8,984,260)

Balances, January 31, 2021	158,704	$1,587	2,726,882	$27,269	27,160,926	$27,161	$11,961,152	$(12,663,538)	$—	$(646,369)

Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Acquisition of Skypersonic					685,321	685	2,630,955			2,631,640

Public offerings, net of $5,959,800 of issuance costs					17,333,334	17,333	70,022,871			70,040,204

Exercise of warrants					66,666	67	263,073			263,140

Conversion of preferred stock			(982,000)	(9,820)	818,333	818	9,002			—

Stock based compensation					62,500	63	384,023			384,086

Shares issued for services					91,667	92	191,908			192,000

Currency translation adjustments									922	922

Net loss		—		—		—	—	(1,557,772)	—	(1,557,772)

Balances, July 31, 2021	158,704	$1,587	986,676	$9,867	48,489,085	$48,489	$94,527,350	$(17,367,700)	$922	$77,220,515

Acquisition of Skypersonic					21,972	22	84,350			84,372

Acquisition of Teal Drones					3,588,272	3,588	10,007,691			10,011,279

Conversion of preferred stock	(158,704)	(1,587)			1,321,966	1,322	265			—

Stock based compensation					243,615	244	899,693			899,937

Shares issued for services					20,000	20	58,380			58,400

Currency translation adjustments									669	669

Net loss		—		—		—	—	(2,740,601)	—	(2,740,601)

Balances, October 31, 2021	—	$—	986,676	$9,867	53,684,910	$53,685	$105,577,729	$(20,108,301)	$1,591	$85,534,571

Stock based compensation					(46,939)	(47)	369,974			369,927

Currency translation adjustments									567	567

Net loss		—		—		—	—	(2,564,817)	—	(2,564,817)

Balances, January 31, 2022	—	$—	986,676	$9,867	53,637,971	$53,638	$105,947,703	$(22,673,118)	$2,158	$83,340,248

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2022 and 2021

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

Note 1 - The Business

Red Cat Holdings ("Red Cat" or the "Company") was originally incorporated in February 1984. Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Teal Drones is a leader in commercial and government Unmanned Aerial Vehicles (UAV) technology. Fat Shark Holdings is a provider of First Person View (FPV) video goggles. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away.

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

In February 2021, the Company entered into Share Purchase and Liquidity Event Agreements (the "Skypersonic Agreements") with the founder and majority shareholder of Skypersonic, Inc., ("Skypersonic") and the holders of common stock and equity based agreements representing 97.46% of Skypersonic (the "Sellers"), pursuant to which, subject to the satisfaction of certain closing conditions, the Company would acquire all of the issued and outstanding share capital of Skypersonic for an aggregate of $3,000,000 in shares (the "Share Consideration") of the Company's common stock, based upon the VWAP of the Company's common stock at closing of the transaction (the "Skypersonic Transaction"). Prior to the closing, the Company provided $75,000 to fund operating costs of Skypersonic. This amount was capitalized as part of the purchase price. The transaction closed on May 7, 2021 and was paid through the issuance of 857,124 shares of common stock which had a fair market value of $3,291,356. Fifty (50%) percent of the Share Consideration (the "Escrow Shares") was deposited in an escrow account as security for indemnification obligations and any purchase price adjustments due to working capital deficiencies and any other claims or expenses. Under the Skypersonic Agreements, closing date working capital deficits in excess of $300,000 resulted in a reduction of the Share Consideration on a dollar of dollar basis. In October 2021, the Company and Skypersonic agreed to a reduction in the purchase price of $601,622 which resulted in the cancellation of 149,829 shares held in escrow. A revised summary of the purchase price and its related allocation is as follows:

Shares issued	$2,716,013
Cash	75,000
Total Purchase Price	$2,791,013

Assets acquired
Cash	13,502
Accounts receivable	51,083
Other assets	12,950
Inventory	50,556
Total assets acquired	128,091
Liabilities assumed
Accounts payable and accrued expenses	1,054,997
Total liabilities assumed	1,054,997
Total fair value of net assets acquired	(926,906)
Goodwill	$3,717,919

The foregoing amounts reflect our current estimates of fair value as of the May 7, 2021 acquisition date. The Company has engaged an independent valuation services firm to complete a formal evaluation of the acquisition. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Skypersonic brand name. When the valuation project is completed, the Company may make adjustments to the opening balance sheet. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgment.

D.	Teal Drones Acquisition

On August 31, 2021, the Company closed the acquisition of Teal Drones Inc., (“Teal”) pursuant to an Agreement and Plan of Merger by and among, the Company Teal Acquisition I Corp., (“Acquisition”) and wholly-owned subsidiary of the Company, and Teal, (the “Merger Agreement” or “Merger”).

Pursuant to the Merger Agreement, we acquired all of the issued and outstanding share capital of Teal in exchange for $14,000,000 of our common stock (“Common Stock”) at the Volume Weighted Average Price (VWAP) of our Common Stock for the 20 trading days ended August 31, 2021 of $2.908 per share, reduced by the amount of Teal debt assumed consisting of approximately $1.67 million payable to DA4, and approximately $1,457,000 in working capital deficit, for a net closing date payment of $10,872,753. At closing, we issued 3,738,911 shares of Common Stock (the “Stock Consideration”) with a fair market value of $10,431,562. Fifteen (15%) of the Share Consideration (the “Escrow Shares”) was deposited in an escrow account for a period of eighteen (18) months as security for indemnification obligations, any purchase price adjustments due to working capital deficiencies and any other claims or expenses. In December 2021, the Company and Teal agreed to a reduction in the purchase price of $438,058 which resulted in the cancellation of 150,639 shares held in escrow. The fair market value of the cancelled shares was $420,283. The Stock Consideration may be increased if Teal attains certain revenue levels in the twenty four (24) month period following the closing.  The additional consideration begins at $4 million if sales total at least $18 million and ends at $16 million if sales total $36 million.

A revised summary of the purchase price and its related allocation is set forth below.

Total Purchase Price - shares issued	$10,011,279

Assets acquired
Cash	11,364
Accounts receivable	47,964
Other current assets	15,085
Other assets	48,595
Inventory	1,253,755
Total assets acquired	1,376,763
Liabilities assumed
Accounts payable and accrued expenses	1,143,899
Customer deposits	1,766,993
Notes payable	2,749,091
Total liabilities assumed	5,659,983
Total fair value of net assets acquired	(4,283,220)
Goodwill	$14,294,499

The foregoing amounts reflect our current estimates of fair value as of the August 31, 2021 acquisition date. The Company has engaged an independent valuation services firm to complete a formal evaluation of the acquisition. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the Teal brand name but has not yet accumulated sufficient information to assign such values. When the valuation project is completed, the Company may make adjustments to the opening balance. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgment.

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) (the “Loan Agreement”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest under the term Loan is payable monthly in an amount equal to $49,275 until maturity on December 31, 2024. The Company assumed the Loan Agreement in connection with the acquisition.

Note 2 - Summary of Significant Accounting Policies

Basis of Accounting - The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles ("GAAP").

Principles of Consolidation - Our condensed consolidated financial statements include the accounts of our operating subsidiaries, Teal Drones, Fat Sharking Holdings, Rotor Riot, and Skypersonic. Intercompany transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives.

Cash and Cash Equivalents - At January 31, 2022, we had cash of $7,111,527 in multiple commercial banks and financial services companies. We have not experienced any loss on these accounts and believe they are not exposed to any significant credit risk.

Marketable Securities – Our marketable securities have been classified and accounted for as available-for-sale securities. Our investment manager can sell any of our investment holdings at any time, and therefore, we have classified our marketable securities as short term. Our available-for-sale securities are carried at fair value, with unrealized gains and losses reported within investment income in our consolidated statements of operations.

We have elected to present accrued interest receivable separately from marketable securities on our consolidated balance sheets. Accrued interest receivable was $393,543 as of January 31, 2022 and was included in other current assets. We did not write off any accrued interest receivable during the three months ended January 31, 2022.

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

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers", issued by the Financial Accounting Standards Board ("FASB"). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company's revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. Most customers pay at the time they order and the Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $336,621 and $46,096 at January 31, 2022 and April 30, 2021, respectively.

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

Comprehensive Loss - During the three and nine months ended January 31, 2022, differences between net loss and comprehensive loss totaled $567 and $2,158, respectively, relating to foreign currency translation adjustments.

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

Related Parties - Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 18.

Note 3 – Marketable Securities

The following tables set forth information related to our marketable securities as of January 31, 2022:

I.	Amortized cost, net unrealized gains or losses, and fair values

	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Money market funds	$1,598,428	$1,108	$1,599,536
Asset-backed securities	3,113,823	(21,984)	3,091,839
Corporate bonds	44,387,966	(633,039)	43,754,927
Total	$49,100,217	$(653,915)	$48,446,302

II.	Contractual Maturities

	One Year or Less	One to Five Years	Over Five Years	Total
Money market funds	$1,599,536	$—	$—	$1,599,536
Asset-backed securities	—	3,091,839	—	3,091,839
Corporate bonds	19,808,158	23,366,723	580,046	43,754,927
Total	$21,407,694	$26,458,562	$580,046	$48,446,302

III.	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Money market funds	$1,599,536	$—	$—	$1,599,536
Asset-backed securities	—	3,091,839	—	3,091,839
Corporate bonds	—	43,754,927	—	43,754,927
Total	$1,599,536	$46,846,766	$—	$48,446,302

Note 4 – Inventories

Inventories consisted of the following:

	January 2022	April 2021
Raw materials	$1,370,380	$—
Work-in-process	39,153	—
Finished goods	930,147	362,072
Total	$2,339,680	$362,072

Inventory purchase commitments totaled $14,539,895 at January 31, 2022. The global supply chain for materials required to produce our drones is presently experiencing significant delays and disruptions.  As a result, we have been required to significantly increase our order lead times for the components of our drones.

Note 5 - Other Current Assets

Other current assets included:

	January 2022	April 2021
Prepaid inventory	$1,539,479	$478,939
Accrued interest income	393,549	—
Prepaid insurance	140,182	—
Prepaid expenses	152,001	115,587
Security deposits	9,372	9,372
Due from related party	—	75,000
Total	$2,234,583	$678,898

Note 6 – Due From Related Party

In January 2022, the Company determined that an employee had relocated in 2021 but their compensation had not been subject to the required tax withholding by the new jurisdiction. The amount subject to taxation included $155,624 of cash compensation and $1,413,332 of income associated with the vesting of restricted stock ("Stock Compensation"). In March 2022, the Company entered into a note agreement (the "Note") with the employee in the amount of $510,323, representing the estimated taxes owed by the employee related to the Stock Compensation. Under the terms of the Note, 104,166 shares of common stock with a fair value of $280,832, which had vested during calendar 2021, were withheld by the Company and applied against the Note. The employee has agreed not to sell or transfer 110,983 shares of common stock held at the Company's transfer agent until the Note is repaid. In addition, the employee is scheduled to have 20,833 shares of restricted stock vest monthly in calendar 2022, of which 3,000 shares will be withheld with the fair value of those shares applied against the Note. Any shares issued to the employee in 2022 will be held at the transfer agent until the Note is repaid in full. The Note matures on December 31, 2022 and will be repaid by the employee assigning that number of shares, held at the transfer agent, with a fair value required to repay the Note in full. The Company accrued payroll taxes of $596,120 at January 31, 2022 representing $510,323 owed by the employee, $31,604 owed by the Company, and $54,193 of estimated penalties and interest. The note balance totaled $225,539 at January 31, 2022. The shares held at the transfer agent had a fair value of $206,684 at January 31, 2022. The Company filed amended payroll tax returns, which included a payment of $544,057, on March 16, 2022.

Note 7 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of January 31, 2022 was as follows:

Original cost	$423,588
Accumulated depreciation	160,729
Net carrying value	$262,859

Note 8 – Operating Leases

The Company has the following operating leases for real estate locations where it operates:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,000	December 2024
Orlando, Florida	$4,600	May 2024
Cayman Islands	$3,438	Month to Month
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022

These lease agreements have remaining terms up to 2.92 years, excluding options to extend certain leases for up to 5 years.  The weighted average remaining lease term as of January 31, 2022 was 2.86 years.  The Company used a discount rate of 12% to calculate its lease liability at January 31, 2022.  Future lease payment obligations at January 31, 2022 were as follows:

Fiscal Year Ended:
2022	$98,896
2023	336,257
2024	332,356
2025	230,653
Total	$998,162

Note 9 – Debt Obligations

A.	Decathlon Capital

In connection with the acquisition of Teal, Decathlon Capital agreed to restructure the terms of an existing loan agreement with Teal. Effective August 31, 2021, the principal amount outstanding of $1,670,294 bears interest at 10% annually and is repayable in monthly payments of $49,275 through its December 31, 2024 maturity date. The balance outstanding at January 31, 2022 totaled $1,483,383.

B.	Convertible Note

In May 2021, Teal entered into a convertible note agreement totaling $350,000 with one of its equity investors. The note bears interest at the applicable Federal Rate which was approximately 0.13% on the date of issuance. The Company has assumed this obligation which is payable upon demand.

C.	Vendor Settlement

In May 2020, Teal entered into a settlement agreement with a vendor that had been providing contract manufacturing services. At August 31, 2021, the Company assumed the outstanding balance of $387,500 which is payable in monthly installments of $37,500 with a final payment of $12,500 due in July 2022. The balance outstanding at January 31, 2022 totaled $200,000.

D.	SBA Loan

On February 11, 2021, Teal received a Small Business Administration Paycheck Protection Program (“SBA PPP”) loan in the amount of $300,910. The loan was unsecured, non-recourse, and accrued interest at one percent annually. The loan is forgivable if used to fund qualifying payroll, rent and utilities. The principal balance of $300,910 and accrued interest of $3,001 were forgiven on February 16, 2022.

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

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
May 2020	$158,200	$140,000	$18,200	17%	October 2020
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

F.	Corporate Equity

In October 2021, Teal entered into an agreement with Corporate Equity to fund $60,000 of leasehold improvements. In January 2022, the agreement was amended to include an additional $60,000 of leasehold improvements funding. The loan bears interest at 8.25% annually and is repayable in monthly payments of $3,595 through its December 2024 maturity date. The balance outstanding at January 31, 2022 totaled $111,180.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at January 31, 2022 totaled $21,255.

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

J.	Summary

Outstanding principal payments are due as follows:

Balance of fiscal year 2022	$600,683
2023	680,308
2024	646,287
2025	476,462
2026	62,988
Total	$2,466,728
Short term – through January 31, 2023	$1,127,596
Long term – thereafter	$1,339,132

Note 10 - Due to Related Party

A.	Founder of Fat Shark

In connection with the acquisition of Fat Shark in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller who is now an employee. The note bears interest at 3% annually and matures in full in November 2023. In May 2021, the Company made an initial payment of $132,200 by directing a refund from a vendor based in China to the noteholder who is also based in China. The remaining balance of $1,620,800 plus accrued interest totaling $45,129 was paid in September 2021.

B.	BRIT, LLC

In January 2020, in connection with the acquisition of Rotor Riot, the Company issued a promissory note in the amount of $175,000 to the seller, BRIT, LLC. The note bears interest at 4.75% annually. The entire outstanding balance of $85,172 plus accrued interest totaling $12,942 was paid in October 2021.

The Company also assumed a line of credit obligation totaling $47,853 which bears interest at 6.42% annually. The outstanding balance totaled $41,622 and $47,922 at January 31, 2022 and April 30, 2021, respectively.

C.	Aerocarve

In 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance owed at April 30, 2021 was $74,000. The balance was repaid in full in May 2021.

Note 11 - Convertible Notes

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

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $728,587, of which $580,000 of the proceeds were applied as a debt discount to reduce the initial carrying value of the notes to zero with the remaining $20,000 applied against transaction fees. The derivative liability was valued using a multinomial lattice model with $460,588 and $267,999 related to the derivative features of the notes and warrants, respectively.

As of January 31, 2022, (a) the 2020 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $445,709.

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

As of January 31, 2022, (a) the 2021 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $904,390.

Note 12 - Income Taxes

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

At January 31, 2022 and April 30, 2021, we had accumulated deficits of approximately $22,700,000 and $15,800,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $908,000 and $632,000, respectively, based on the Act 20 rate of 4%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2022 and April 30, 2021.

Note 13 - Common Stock

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

During the three months ended October 31, 2021, shares of common stock issued under the terms of restricted stock agreements with officers totaled 162,500.

During the three months ended October 31, 2021, shares of common stock issued due to the exercise of stock options totaled 81,115.

During the three months ended January 31, 2022, shares of common stock issued under restricted stock agreements totaled 45,044. In addition, 62,500 shares which were pending issuance under restricted stock agreements, were instead applied against the Note described in footnote 6 and 29,483 shares were applied toward payroll tax obligations on restricted stock.

Note 14 - Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,966 shares of common stock on August 10, 2021.

Series B Preferred Stock ("Series B Stock") is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at January 31, 2022 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 15 - Warrants

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

In June 2021, we received $99,999 in connection with the exercise of 66,666 warrants which had been issued in October 2020 as part of the convertible note financings described in Note 11. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $163,141 with a corresponding increase in additional paid in capital.

In July 2021, the Company issued warrants to purchase 533,333 shares of common stock to the placement agent of its common stock offering. The warrants have a five year term and an exercise price of $5.625.

The following table summarizes the changes in warrants outstanding since April 30, 2020.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	—	—	—	—
Granted	1,074,998	$1.50
Exercised	(201,666)	1.50
Outstanding as of April 30, 2021	873,332	1.50	4.62	$2,218,263
Granted	733,333	5.45
Exercised	(66,666)	1.50
Outstanding at January 31, 2022	1,539,999	$3.38	4.13	$1,371,332

Note 16 - Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

The aggregate intrinsic value of outstanding options represents the excess of the stock price at January 31, 2022 of $1.70 over the exercise price of each option. As of January 31, 2022 and April 30, 2021, there was $3,762,636 and $914,915 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average period of 1.64 years.

The table below sets forth the assumptions used to calculate the fair value of options granted during the three months ended January 31, 2022:

Exercise price	1.69 - 2.52
Stock price on date of grant	1.69 - 2.33
Volatility	268.51% - 270.18%
Risk-free interest rate	1.50% - 1.74%
Expected term (years)	8.25 – 8.25
Dividend yield	—

A summary of activity under the Plan since April 30, 2020 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2020	1,597,475	$1.10
Granted	600,000	3.63
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of April 30, 2021	2,197,475	1.79
Granted	1,656,000	2.59
Exercised	(112,500)	0.96
Forfeited or expired	(26,000)	2.12
Outstanding as of January 31, 2022	3,714,975	2.17	8.72	$1,010,178
Exercisable as of January 31, 2022	1,897,142	$2.13	8.01	$687,111

Stock compensation expense was as follows:

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
General and administrative	$343,549	$336,301	$952,899	$525,559
Research and development	143,279	179,157	284,511	199,047
Operations	182,320	170,612	556,928	175,586
Sales and marketing	112,975	168,125	271,808	168,125
Total	$782,123	$854,195	$2,066,146	$1,068,317

Note 17 - Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 11 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice mode1. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of January 31, 2022 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

Risk-free interest rate	1.39 – 1.39%
Expected dividend yield	—
Expected term (in years)	3.67 – 3.99
Expected volatility	245.10 – 249.99%

As of January 31, 2022, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the three and nine months ended January 31, 2022 and 2021 were as follows:

	Three months ended January 31,		Nine months ended January 31,
	2022	2021	2022	2021
Balance, beginning of period	$2,376,565	$812,390	$2,812,767	$—
Additions		4,981,701		5,710,288
Eliminated upon exercise of warrants	—	—	(163,141)	—
Changes in fair value	(1,026,466)	3,350,135	(1,299,527)	3,433,938
Balance, end of period	$1,350,099	$9,144,226	$1,350,099	$9,144,226

Changes in fair value primarily related to changes in the Company’s stock price during the period with increases in the stock price increasing the liability and decreases in the stock price reducing the liability.

Note 18 - Related-Party Transactions

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

In July 2021, the Company entered into a consulting agreement with a director resulting in monthly payments of $6,000. In addition, the Company issued 150,000 options to purchase common stock at $2.51 which vest quarterly over the one-year term of the agreement. In January 2022, the agreement was amended to increase the monthly payments to $10,000.

In January 2022, the Company entered into a note agreement with an employee in the principal amount of $510,323, as further described in Note 6.

Additional related party transactions are disclosed in Note 10.

Note 19 - Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

The SBA PPP loan principal balance of $300,910 and accrued interest of $3,001 were forgiven on February 16, 2022.

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

Recent Developments

Firm Commitment Underwritten Public Offerings

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant an underwriting agreement dated April 29, 2021. These shares of common stock were offered to and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement"). The net proceeds to the Company, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated expenses, were approximately $14.6 million.

S-3 Offering

On July 21, 2021, the Company closed on a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. These shares of common stock were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021. The net proceeds to the Company, after deducting the underwriting discount, the underwriters’ fees and expenses, and the Company’s estimated expenses were approximately $55.5 million.

Acquisition of Teal Drones

On August 31, 2021, we closed the acquisition of Teal Drones Inc., ("Teal"). Teal is a leader in commercial and government unmanned aerial vehicle ("UAV") technology and manufactures the Golden Eagle drone, approved by the US Department of Defense for reconnaissance, public safety, and inspection applications.

Pursuant to the Merger Agreement, we acquired all of the issued and outstanding share capital of Teal in exchange for $14,000,000 of our common stock (“Common Stock”) at the Volume Weighted Average Price (VWAP) of our Common Stock for the 20 trading days ended August 31, 2021 of $2.908 per share, reduced by the amount of Teal debt assumed consisting of approximately $1.67 million payable to DA4, and approximately $1,457,000 in working capital deficit, for a net closing date payment of $10,872,753. At closing, we issued 3,738,911 shares of Common Stock (the “Stock Consideration”) with a fair market value of $10,431,562. Fifteen (15%) of the Share Consideration (the “Escrow Shares”) was deposited in an escrow account for a period of eighteen (18) months as security for indemnification obligations, any purchase price adjustments due to working capital deficiencies and any other claims or expenses. In December 2021, the Company and Teal agreed to a reduction in the purchase price of $438,058 which resulted in the cancellation of 150,639 shares held in escrow. The fair market value of the cancelled shares was $420,283. The Stock Consideration may be increased if Teal attains certain revenue levels in the twenty four (24) month period following the closing.  The additional consideration begins at $4 million if sales total at least $18 million and ends at $16 million if sales total $36 million.

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with DA4 (the "Loan Agreement") in the amount of $1,670,294 (the "Loan"), representing the outstanding principal amount previously due and owed by Teal. Interest accrues at a rate of ten (10%) percent per annum. Principal and interest is payable monthly in an amount equal to $49,275 until maturity on December 31, 2024. Teal may prepay the loan at any time, subject to a prepayment premium of $300,705, less the amount of any prior payments of interest. Under the Loan Agreement, Teal granted DA4 a continuing security interest in substantially all of the assets of Teal. In the event of a default, DA4 may declare the full amount of the Loan immediately due and payable and take additional actions including seeking to foreclose on collateral pledged under the Loan Agreement. The Company agreed to guaranty the obligations of Teal under the Loan pursuant to a Joinder Agreement dated August 31, 2021.

Plan of Operations

Red Cat Holdings ("Red Cat" or the "Company") was originally incorporated in February 1984. Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry. Beginning in January 2020, the Company expanded the scope of its drone products and services through a number of acquisitions. Teal Drones is a leader in commercial and government Unmanned Aerial Vehicles (UAV) technology. Fat Shark Holdings is a provider of First Person View (FPV) video goggles. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Red Cat Propware is developing drone flight data analytics and storage solutions, as well as diagnostic products and services.

Results of Operations

Three Months Ended January 31, 2022 and January 31, 2021

Revenue

During the three months ended January 31, 2022 (or the "2022 period"), revenues totaled $1,856,751 compared to $2,145,988 during the three months ended January 31, 2021 (or the "2021 period"), representing a decrease of $289,237 or 13%.  The decrease in revenues primarily related to lower sales of Fat Shark’s products at the end of their lifecycles. This decrease was partially offset by the addition of revenues from Skypersonic and Teal which were not included in the 2021 period.

Cost of Goods Sold

During the three months ended January 31, 2022, we incurred cost of goods sold of $1,516,970 compared to $1,576,265 during the three months ended January 31, 2021, representing a decrease of $59,295 or 4%. The decrease corresponds to the decrease in revenues.

Gross Margin

During the three months ended January 31, 2022, gross margin was $339,781 compared to $569,723 during the three months ended January 31, 2021, representing a decrease of $229,942 or 40%. Gross margin, as a percentage of revenue, decreased from 27% during the 2021 period to 18% during the 2022 period. The lower gross margin during the 2022 period reflects higher product and shipping costs resulting from the impact of global supply chain shortages. Additionally, Fat Shark’s gross margin, as a percentage of revenue, decreased from 23% during the 2021 period to 8% during the 2022 period partially due to inventory mark downs for products at the end of their lifecycles.

Operating Expenses

During the three months ended January 31, 2022, operations expense totaled $334,278 compared to $146,539 during the 2021 period, resulting in an increase of $187,739 or greater than 100%. This increase is related to our expanded operations following the acquisitions of Skypersonic in May 2021 and Teal in August 2021. Operations expense for Skypersonic and Teal in the 2021 period collectively represented 40% of the increase.

During the three months ended January 31, 2022, research and development expenses totaled $811,288 compared to $167,968 for the three months ended January 31, 2021 resulting in an increase of $643,320 or greater than 100%. This increase directly related to our expanded operations following the acquisitions of Skypersonic and Teal.  Research and development expense for Skypersonic and Teal collectively represented 92% of the increase.

During the three months ended January 31, 2022, sales and marketing expenses totaled $238,624 compared to $48,719 during the three months ended January 31, 2021, resulting in an increase of $189,905 or greater than 100%. This increase is primarily related to higher payroll costs of $144,781 associated with new hires in the 2022 period.

During the three months ended January 31, 2022, general and administrative expenses totaled $1,337,183 compared to $499,155 for the three months ended January 31, 2021, representing an increase of $838,028, or more than 100%.  The Company listed on the Nasdaq Capital Market in April 2021 which has resulted in higher “public company” expenses including directors' and officers' insurance, investor relations and other public company expenses which collectively increased by $167,346 in the 2022 period compared to the 2021 period.  Additionally, payroll costs increased by $174,265, travel costs increased by $84,208 and office related expenses increased by $33,421. Finally, we incurred general and administrative expenses for Skypersonic and Teal of $127,728 and $171,270, respectively, which were not included in the 2021 period.

During the three months ended January 31, 2022, we incurred stock based compensation costs of $782,123 compared to $854,195 in the 2021 period, resulting in a decrease of $72,072 or 8%. Stock based compensation expense can vary from period to period depending upon the number of options and restricted stock issued in a period, and the related vesting terms. The 2021 period included a significant charge related to restricted stock granted to a newly hired officer.

Other Expense (Income)

Other income, net totaled $598,898 during the three months ended January 31, 2022 compared to Other Expense of $7,837,407 during the three months ended January 31, 2021 representing a change of $8,436,305. Changes in the values of the Company's derivative liabilities accounted for most of the change between periods. During the 2021 period, the Company recorded derivative related expenses totaling $7,831,836 whereas the Company recorded a net benefit related to its derivatives of $1,026,466 during the 2022 period. The net benefit in the 2022 period was partially offset by investment losses of $363,760. The derivative liability is valued using a multinomial lattice model which utilizes the Company's stock price in its calculation. A decrease in the stock price during the 2022 period resulted in the net benefit.

Net Loss

Net Loss during the three months ended January 31, 2022 totaled $2,564,817 compared to a net loss of $8,984,260 during the three months ended January 31, 2021, representing a decrease of $6,419,443, or 71%. This decrease is primarily related to changes in the values of the Company's derivative liabilities. A decrease in the stock price during the 2022 period resulted in the net benefit. The decrease in derivative related expenses is offset by higher operating expenses which increased to $3,503,496 in the 2022 period as compared to $1,716,576 in the 2021 period, representing an increase of $1,786,920.  Approximately $1,039,453 of the increase, or 58%, related to Skypersonic and Teal whose acquisitions were completed after the 2021 period.

Results of Operations

Nine Months Ended January 31, 2022 and January 31, 2021

Revenue

During the nine months ended January 31, 2022 (or the "2022 period"), we generated revenues totaling $5,116,741 compared to $3,122,077 during the nine months ended January 31, 2021 (or the "2021 period"), representing an increase of $1,994,664 or 64%.  The increase in revenues related to acquisitions, including Teal, that were completed during and after the close of the 2021 period.  Revenues for Fat Shark increased to $2,327,025 in the 2022 period compared to $1,538,795 in the 2021 period, representing an increase of $788,230 which represents 40% of the overall increase. Teal revenues of $1,098,532 during the 2022 period represented 55% of the increase.

Costs of Goods Sold

During the nine months ended January 31, 2022, we incurred cost of goods sold of $4,521,974 compared to $2,351,153 during the nine months ended January 31, 2021 representing an increase of $2,170,821 or 92%. The increase related to higher revenues associated with the acquisitions of Fat Shark and Teal which were completed in November 2020 and August 2021, respectively.

Gross Margin

During the nine months ended January 31, 2022, gross margin was $594,767 compared to $770,924 during the nine months ended January 31, 2021, representing a decrease of $176,157 or 23%. Gross margin, as a percentage of revenue, decreased from 25% during the 2021 period to 12% during the 2022 period. The lower gross margin during the 2022 period reflects higher product and shipping costs resulting from the impact of global supply chain shortages. Additionally, Fat Shark’s gross margin, as a percentage of revenue, decreased from 23% during the 2021 period to 2% during the 2022 period primarily related to inventory mark downs for products at the end of their lifecycles.

Operating Expenses

During the nine months ended January 31, 2022, operations expense totaled $794,390 compared to $353,295 during the 2021 period, resulting in an increase of $441,095 or greater than 100%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark in November 2020, Skypersonic in May 2021, and Teal in August 2021.  Increases in operations expense for Fat Shark and the addition of operations expense for Skypersonic and Teal collectively represented 83% of the increase.

During the nine months ended January 31, 2022, research and development expenses totaled $1,548,983 compared to $341,892 for the nine months ended January 31, 2021 resulting in an increase of $1,207,091 or greater than 100%. This increase is directly related to our expanded operations following the acquisitions of Fat Shark, Skypersonic, and Teal.  Increases in research and development expense for Fat Shark, and the addition of research and development expense for Skypersonic and Teal collectively represented 98% of the increase.

During the nine months ended January 31, 2022, sales and marketing expenses totaled $524,642 compared to $97,534 during the nine months ended January 31, 2021, resulting in an increase of $427,108 or greater than 100%. This increase is primarily related to higher payroll costs of $262,899 associated with new hires in the 2022 period. In addition, we incurred branding and marketing event costs of $50,500 and $30,799, respectively, in the 2022 period.

During the nine months ended January 31, 2022, general and administrative expenses totaled $3,264,071 compared to $929,874 for the nine months ended January 31, 2021, representing an increase of $2,334,197, or more than 100%.  Much of the increase related to "public company" expenses associated with the Company's listing on the Nasdaq Capital Market in April 2021. This resulted in increased costs associated with Directors' and Officers' insurance, investor relations and other public company expenses which collectively increased by $810,670 in the 2022 period compared to the 2021 period.  Additionally, payroll costs increased by $304,810, travel costs increased by $143,730, and office related expenses increased by $47,629. In addition, we incurred general and administrative expenses for Skypersonic and Teal of $367,323 and $304,346, respectively, which was included in the 2022 period.

During the nine months ended January 31, 2022, stock based compensation costs totaled $2,066,146 compared to $1,068,317 in the 2021 period, resulting in an increase of $997,829 or 93%. This increase related to expense associated with the issuance of 775,000 restricted stock units and 1,656,000 options in the 2022 period which were not applicable to the 2021 period.

Other Expense (Income)

Other income, net totaled $740,275 during the nine months ended January 31, 2022, compared to other expense of $8,069,797 during the nine months ended January 31, 2021 representing a change of $8,810,072. Changes in the values of the Company's derivative liabilities accounted for most of the change between periods.  During the 2021 period, the Company recorded derivative related expenses totaling $8,064,226 whereas the Company recorded a net benefit related to its derivatives of $1,299,527 during the 2022 period.  The net benefit in the 2022 period was partially offset by investment losses of $402,207.  The derivative liability is valued using a multinomial lattice model which utilizes the Company's stock price in its calculation.  A decrease in the stock price during the 2022 period resulted in the net benefit.

Net Loss

Net Loss during the nine months ended January 31, 2022 totaled $6,863,190 compared to a Net Loss of $10,089,785 during the nine months ended January 31, 2021, representing a decrease of $3,226,595, or 32%. This decrease is primarily related to changes in the values of the Company's derivative liabilities. The derivative liability is valued using a multinomial lattice model which utilizes the Company's stock price in its calculation. A decrease in the stock price during the 2022 period resulted in the net benefit. The decrease in derivative related expenses is offset by higher operating expenses which increased to $8,198,232 in the 2022 period as compared to $2,790,912 in the 2021 period, representing an increase of $5,407,320.  Approximately $1,888,475 of the increase, or 35%, related to Skypersonic and Teal whose acquisitions were completed after the 2021 period. Approximately $452,783 of the increase, or 8%, related to increased operating expenses for Fat Shark whose activity in the 2021 period included only 3 months. Higher general and administrative and stock based compensation expense totaling $3,264,071 and $2,066,146 respectively, primarily accounted for the balance of the increase.

Cash Flows

Operating Activities

Net cash used in operating activities was $12,041,273 during the nine months ended January 31, 2022 compared to net cash used in operating activities of $917,016 during the nine months ended January 31, 2021 representing an increase of $11,124,257, or greater than 100%. Net cash used in operations, net of non-cash expenses totaling $1,083,885, equaled $5,779,305 in the 2022 period compared to $872,484 in the 2021 period, resulting in an increase of $4,906,821, or greater than 100%. The higher operating use of cash in the 2022 period reflected the acquisitions of Fat Shark, Skypersonic, and Teal. Net cash used related to changes in operating assets and liabilities totaled $6,261,968 during the nine months ended January 31, 2022 compared to net cash provided through changes in operating assets and liabilities of $44,532 during the nine months ended January 31, 2021, representing an increase of $6,217,436, or greater than 100%. Approximately $2,067,436, or 33%, of the increase related to inventory, both higher balances on hand as well as prepaid purchases not yet delivered. Approximately $2,018,772, or 32%, of the increase related to accounts payable. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash used in investing activities was $48,514,017 during the nine months ended January 31, 2022 compared to $48,368 during the nine months ended January 31, 2021, representing an increase of $48,465,649. The increase primarily related to the purchase of marketable securities during the 2022 period.

Financing Activities

Net cash provided by financing activities totaled $67,387,312 during the nine months ended January 31, 2022 compared to $1,200,368 during the nine months ended January 31, 2021. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2022 period, the Company received net proceeds of approximately $70 million in connection with two offerings of common stock.

Liquidity and Capital Resources

As of January 31, 2022, we had current assets totaling $61,249,136, including cash of $7,111,527, marketable securities of $48,446,302, and inventory of $2,339,680. Current liabilities as of January 31, 2022 totaled $5,132,137, including accounts payable of $521,139, accrued expenses of $1,493,691, and short term debt obligations of $1,127,596. Our net working capital as of January 31, 2022 was $56,116,999.

We have reported net losses since inception and only began generating revenues in January 2020.  To date, we have primarily funded our operations through offerings of common stock. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million. In July 2021, we completed an offering of common stock which raised gross proceeds of $60 million.

Underwritten Public Offerings

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant an underwriting agreement dated April 29, 2021. These shares of common stock were offered to and sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement"). The net proceeds to the Company, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated expenses, were approximately $14.6 million.

S-3 Offering

On July 21, 2021, the Company closed on a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of Common Stock at a purchase price of $4.50 per share to ThinkEquity, pursuant to an underwriting agreement dated July 18, 2021. These shares of common stock were offered and sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021. The net proceeds to the Company, after deducting the underwriting discount, the underwriters’ fees and expenses, and the Company’s estimated expenses were approximately $55.5 million.

Until we are able to sustain operations through the sale of products and services, we will continue to fund operations through equity and/or debt transactions. We can provide no assurance that the financings described above will be sufficient to fund our operations until we are able to sustain operations through the sale of products and services. In addition, there can be no assurance that such additional financing, if required, will be available to us on acceptable terms, or at all.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022, except that our disclosure controls and procedures are not effective for the following reasons:

•	We did not maintain effective controls regarding the timely financial reporting of accounting transactions. Specifically, certain individuals did not provide reporting on a timely basis regarding certain corporate banking accounts which they managed. The failure to comply with the Company's internal reporting deadlines increases the risk that (i) transactions are not properly accounted for, and (ii) adequate documentation is not obtained. Both risks can adversely impact the accuracy of our financial reporting. The Company is presently evaluating how to remedy this internal control weakness.

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

ITEM 2. RECENT UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company except as set forth below:

During the quarter ended January 31, 2022, pursuant to our 2019 Equity Incentive Plan, we issued options to purchase a total of 737,000 shares of our common stock at prices ranging from $1.69 to $2.52 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
10.1	Promissory Note issued to Allan Evans, dated as of March 11, 2022
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

-------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2022	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)
Date: March 17, 2022	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

