Form 10-K
period 2022-04-30
Red Cat Holdings, Inc.
filed 2022-07-27
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________ to _________

Commission File Number:  000-55585

Red Cat Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Ave. Munoz Rivera, Ste 2200 San Juan, PR	00901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 373-3228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	RCAT	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $104,346,527.

As of July 26, 2022, there were 53,807,973 shares of the registrant’s common stock outstanding.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (i) the market and sales success of our existing and any new products, (ii) our ability to raise capital when needed and on acceptable terms, (iii) our ability to make acquisitions and integrate acquired businesses into our company, (iv) our ability to attract and retain management, (v) the intensity of competition, (vi) changes in the political and regulatory environment and in business and economic conditions in the United States and globally, (vii) and the continuing effect of the Covid-19 pandemic. These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, Rotor Riot LLC (“Rotor Riot”), Fat Shark Holdings, Ltd. (“Fat Shark”), Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), and Red Cat Propware, Inc., (“Propware”).

PART I

ITEM 1. BUSINESS

Overview

The Company was originally incorporated under the laws of the State of Colorado in 1984 under the name Oravest International, Inc. In November 2016, we changed our name to TimefireVR, Inc. and re-incorporated in Nevada. In May 2019, the Company completed a share exchange agreement with Red Cat Propware (“Propware”) which resulted in the Propware shareholders acquiring an 83% ownership interest, and management control, of the Company. In connection with the share exchange agreement, we changed our name to Red Cat Holdings, Inc. (“Red Cat” or the “Company” or “we”) and changed our operating business from the bitcoin industry to the drone industry.

Recent Developments

Prior to the share exchange agreement, Propware was focused on the research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. Following the share exchange agreement and its name change, Red Cat Holdings has completed a series of acquisitions and financings which have broadened the scope of its activities in the drone industry. These developments include:

•	In January 2020, we acquired Rotor Riot, LLC, a reseller of drones and related parts, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. The total purchase price was $2.0 million.

•	In November 2020, the Company acquired Fat Shark Holdings, which sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry. Fat Shark’s flagship products are headsets with a built-in display (or “goggles”) that allow a pilot to see a real-time video feed from a camera mounted on an aerial platform. The total purchase price was $8.4 million.

•	In May 2021, the Company closed a firm commitment underwritten public offering (the “Underwritten Offering”) resulting in the sale of 4,000,000 shares of common stock at a public offering price of $4.00 per share to underwriters, ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective on April 29, 2021. The financing generated gross proceeds of $16.0 million and net proceeds of $14.6 million.

•	In May 2021, we acquired Skypersonic, Inc., a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is denied or unavailable. The total purchase price was $2.8 million.

•	In July 2021, the Company closed an Underwritten Offering resulting in the sale of 13,333,334 shares of common stock at a public offering price of $4.50 per share to ThinkEquity. The shares of Common Stock were offered by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the Commission which was declared effective on June 14, 2021 (the “Registration Statement”). The financing generated gross proceeds of $60.0 million and net proceeds of approximately $55.5 million.

•	In August 2021, we closed the acquisition of Teal Drones ("Teal"), a leader in commercial and government unmanned aerial vehicle ("UAV") technology. Teal manufactures the Golden Eagle, one of only five drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $10.0 million.

Business Strategy

Red Cat remains focused on building a portfolio of complementary products and services to support the continued growth and maturation of the drone industry in both the enterprise and consumer market segments. Our disciplined acquisition strategy targets companies with advanced product offerings and unique drone platforms and intellectual property. After the integration of Teal Drones, we would expect government customers including defense, public safety, and infrastructure to be our most significant revenue drivers in the fiscal year ending April 30, 2023.

During the second half of the fiscal year ending on April 30, 2022, the Company focused on integrating and organizing its acquired businesses. These efforts including refining the establishment of Enterprise and Consumer segments in order to sharpen the Company's focus on the unique opportunities in each sector of the drone industry. The Enterprise segment is focused on opportunities in the commercial sector and the military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments. The Consumer segment is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible and useful in our daily lives. Consumer provides a growing revenue base, strong brand visibility for the Company, and is an excellent source of professional pilots.

Enterprise Segment

The Enterprise Segment will focus on developing a hardware enabled software platform of services and solutions to government and commercial enterprises and the military. Drones enable businesses to complete many tasks and solve problems more efficiently, quicker, and at a lower cost and risk than traditional methods. The Company's Teal and Skypersonic subsidiaries will operate in this segment. The core business theme for the Enterprise segment is "Remotely Flying Drones Anywhere."

We have accumulated an array of software solutions which are enabled by our hardware platform of intelligent drones and digital video link. We believe our ability to remotely fly drones anywhere provides our customers with a significant reduction in labor, travel, and training costs when compared with any other enterprise system on the market.

The Enterprise Segment plans to engage key products and services from the Consumer Segment to fulfill its mission. In addition to the Fat Shark data link, a roster of professional pilots will be sourced through the large social media presence and network of Rotor Riot.

Teal Drones

Teal anchors the Enterprise Segment and is expected to drive the segment’s revenues in fiscal 2023 and beyond. Founded by Thiel Fellow, George Matus in 2015, the company’s first products were its Sport and Teal One consumer drones, the first of their kind to be manufactured in the United States. A Utah-based operation, Teal has since migrated to the enterprise and government sectors based on its Golden Eagle, a U.S. Department of Defense government-approved drone designed for reconnaissance, public safety, and inspection applications.

After the U.S. Army banned its forces from using Chinese-made quadcopters due to security risks (the drones’ radio controls are unencrypted and the devices could potentially capture and store sensitive information that could be passed to the Chinese government) the U.S. Department of Defense began developing its own alternatives under a defense program known as Blue sUAS.

Teal is redefining what unmanned systems can achieve, providing superior aerial surveillance and awareness for inspections and short-range reconnaissance. The Golden Eagle resembles a consumer quadcopter but is made to military standards with secure, encrypted communications and advanced computing. The Golden Eagle also carries a high-quality thermal imaging system made by FLIR, a subsidiary of Teledyne Technologies. Teal's open and modular platform allows a critical mass of applications to be developed and integrated for next-generation capabilities. Partners actively integrating technologies with Teal include Autonodyne, Tomahawk Robotics, and DroneLink.

Teal has achieved the following accomplishments since being acquired by Red Cat Holdings in August 2021.

Teal opens new manufacturing facility located in Salt Lake City, Utah.

In October 2021, Teal moved to a new 13,000+ square foot facility to consolidate its manufacturing and corporate activities. In January 2022, Teal doubled the size of its facility in order to fully scale production capacity to meet the forecasted growth in demand and to house its expanding team of software and technology engineers.

Significant Purchase Order Received from Largest U.S. Drone Distributor

In August 2021, Teal received a significant purchase order for the Golden Eagle from Drone Nerds, the largest distributor of drones in the United States. To date, approximately 50% of the units have been delivered to Drone Nerds with the remaining 50% expected to be delivered by the end of calendar year 2022.

Awarded Customs and Border Protection Contract Worth up to $90 Million over Five Years

In December 2021, Teal Drones was one of only five contractors awarded a firm, fixed price, multiple award blanket purchase agreement (BPA) by the United States Customs and Border Protection. The BPA has an estimated value of $90 million in total over a 5-year ordering period.

The Department of Homeland Security agencies can place orders through the BPA for unmanned aircraft systems (UAS). The drones will provide supplemental airborne reconnaissance, surveillance, and tracking capability to enhance situational awareness for field commanders and agents in areas that lack nearby traditional surveillance systems or available manned air support.

Given the security mandates within the Department of Defense and Federal Government, as well as the recently passed infrastructure bill that has a 'Build America Buy America' mandate, we are confident in our ability to offer domestically sourced drone solutions and services.

Selected by U.S. Army for Short Range Reconnaissance Tranche 2 Drone Program

In March 2022, Teal was selected by the Department of Defense's (DoD) Defense Innovation Unit (DIU) and U.S. Army to compete in the Short Range Reconnaissance Tranche 2 (SRR T2) Program of Record. The rigorous technical requirements and program objectives of SRR T2 dramatically narrowed the field from over three dozen drone manufacturers to just a handful that were selected by the Army to move forward with the program.

Teal was selected to develop a next-generation, small unmanned aerial system (sUAS) designed for surveillance and reconnaissance (S&R) duties, with a focus on autonomous capability, for the U.S. Army. The ultimate goal of the SRR T2 program is to provide a small, rucksack portable sUAS that provides all Army infantry platoons (consisting of 20-50 soldiers) with situational awareness beyond the next terrain.

Following a successful demonstration in September 2021, Teal was notified by the U.S. Army's Short Range Reconnaissance Product Office that it would advance to the prototype phase of the SRR T2 program and was awarded a $1.5M prototype contract. Teal will develop a next-generation drone that meets or exceeds the Army's technical system requirements of SRR T2 and competes for the SRR T2 production contract.

The SRR Tranche 1 program began in 2020, and Teal was similarly selected for that program with a prototype contract award as part of its selection. The five drones (including Teal's Golden Eagle) developed for SRR Tranche 1 became the five drones named to the Blue sUAS list in August 2020 and were subsequently approved by the Department of Defense (DoD) and other U.S. Federal Departments. The Blue sUAS list was originally developed by the Defense Innovation Unit (DIU), an organization within the DoD organization that is focused on integrating leading commercial technologies into the Government.

Purchase Order for Golden Eagle Drone Units from NATO Member Country for Deployment in Ukraine

In April 2022, Teal secured an order for 15 Golden Eagle drone units, plus spares and training, from a NATO (North Atlantic Treaty Organization) member country that has committed to deploy them in the Ukraine. The drones are expected to be used for reconnaissance and surveillance on the front lines, thereby lessening the need to utilize troops to perform such dangerous activities.

The Company believes that Teal is one of the only drone companies in the world able to provide these types of drones at scale, utilizing its own proprietary technology, manufacturing, and resources, even despite the supply chain issues that have plagued the industry.

The Company has seen strong interest in the Teal drone platform from numerous European countries which have increased their defense budgets, not only to support the Ukraine invasion but to also prepare themselves for future geopolitical conflicts. Many countries and military units are recognizing the strategic benefit of having an adequate baseline inventory of drone units that can be invaluable in reconnaissance and surveillance on the front lines.

First Commercial Enterprise to Bring Complete Multi-Drone System to Market

In May 2022, Teal completed the development and production of a four-drone, multi-vehicle system for defense, government, and public safety markets. Developed in close cooperation with strategic partner Autonodyne, LLC, the multi-vehicle package will be offered in two configurations: 4-Ship and 4-Ship+. Both configurations will allow a single pilot to simultaneously control up to four of Teal’s Golden Eagle units.

The 4-Ship is a complete solution that provides operators with actionable information from multiple vehicles at the same time -- including the display of four simultaneous video feeds -- resulting in faster situational awareness and decision-making in today’s complex environments. It also offers a tremendous savings in manpower, the most expensive component of any drone operation, since four pilots are replaced by just one. With 4-Ship, we have successfully integrated the human/machine interface with an embedded autonomy engine that offers additional intelligence and surveillance capabilities from a single pilot and controller. The ease of use and multitude of applications makes the 4-Ship a next-generation drone system.

The 4-Ship+ will include two extra Golden Eagle units and an additional linked controller to facilitate handoff of control from one pilot to another. The 4-Ship+ configuration allows a back-up pilot to immediately take over at any time. The additional two drones also allow pilots to bring in units with fresh batteries, while units with drained batteries drop off to be charged – all without breaking up the four-drone flight pattern. This allows for continuous 360-degree surveillance of any target and overcomes the biggest weakness of any drone which is limited battery life.

We believe that 4-Ship represents truly disruptive technology that will alter the approach to intelligence, surveillance and reconnaissance. No longer are drone applications limited to a one-pilot/one-drone situation, drastically altering the potential missions for drones due to the ability of a single pilot to be able to control a team of drones. The 4-Ship already provides significant flexibility in applications, from security to agriculture to law enforcement, as well as the expected military applications, for which there is expressed interest.

Skypersonic

Skypersonic enables drones to "Fly Anywhere". Its Skycopter is a miniature drone in a protective cage which can navigate restricted spaces, such as oil and gas pipes, while recording critical inspection data yet not damaging its environment or the drone. Its Skylogic software system enables the drone to record the inspection data even though GPS communications are not available in such restricted environments. Skyloc is a stand-alone, real time, software system which enables the drone to record and transmit inspection data even while being operated from thousands of miles away. Fat Shark's Shark Byte digital video transmitters provide the downlink technology which is essential to enabling the drone to transmit the data recorded by the Skylogic system to Dronebox.

Skylogic and Fat Shark’s digital goggles integrate seamlessly to enable drones to be remotely flown from thousands of miles away. In January 2021, Rotor Riot's President, Drew Camden, controlled a drone flying in Michigan while he was physically located 1,200 miles away in Orlando, Florida. Notable accomplishments since the acquisition, including completion of the third trans-Atlantic flight completed remotely, are set forth below:

Awarded NASA Contract

In September 2021, Skypersonic was awarded a five-year contract with NASA to provide drone and rover software, hardware and support for NASA’s Simulated Mars mission. NASA is preparing a series of analog missions that will simulate year-long stays on the surface of Mars, each of which will consist of four crew members living in Mars Dune Alpha, an isolated 1,700 square foot habitat. During the mission, the crew will conduct simulated spacewalks and related operations by remote piloting Skypersonic drones and rover in a simulated Martian environment. Skypersonic's real-time transoceanic remote piloting platform will drive the piloting of both the drones and the rover.

Two-year Facility Inspection Program completed with General Motors

In May 2022, Skypersonic completed a two-year program with General Motors (“GM”) using the Skycopter™ to perform crane rail inspections in all 19 of its North American stamping (metalworking) facilities.

The Skycopter was able to capture critical information that is relevant to the maintenance of GM’s facilities and their internal structures in a relatively short amount of time. Information was captured in two to three hours versus what would normally take eight to twelve hours and require shutting the facility down completely, erecting scaffolds, and hoisting personnel in the air and onto the rails for manual inspection. The Skycopter provided an inspection and data collection service that is faster than traditional methods while also providing a much safer work environment for employees.

The full inspection program took over two years to complete, including the initial planning and pilot training phases, while the inspection process across all 19 facilities required 14 months. The program consisted of the video recording of 50,000 cumulative feet of crane rails captured from more than 200 flight hours by the Skycopter across all 19 facilities for subsequent analysis by structural engineers. The Skycopter was piloted by General Motors personnel at all times following their completion of an initial pilot training program with Skypersonic. Based on learnings from this initial inspection program, General Motors believes it can materially reduce the next round of crane rail inspections from 14 months for all 19 North American stamping facilities to six months. General Motors is also evaluating the use of the Skycopter in other inspection applications across additional plants and facilities.

Trans-Atlantic Inspection of Italian Utility Plant Completed by Pilot Controlling Drone from the United States

In June 2022, Skypersonic completed an inspection of a utility plant in Turin, Italy using a drone controlled by a pilot physically located in Orlando, Florida. The drone was controlled relying solely on an internet connection from a normal cellphone. The pilot was Drew Camden, president of our subsidiary, Rotor Riot. Mr. Camden had never visited the plant, nor had he seen any drawings or photos of the floorplan or the layout which included many staircases, ducts, equipment, and other obstacles through which he guided the Skycopter from across the Atlantic. Using the Company’s Skyloc operating system, Mr. Camden was able to pilot the drone without using GPS (Global Positioning System) which is traditionally used for outdoor flights, but which is often not available in closed, restricted environments.

The Company believes that Skypersonic can enable companies to complete inspections, monitor operations and complete other business activities in a safer, quicker, and more efficient manner than traditional methods. Traditionally, such activities are completed in a manual manner which can require employees or contractors to travel to the desired location. In addition, a manual process can be inherently dangerous due to the restricted environment, including extreme heights and constrained spaces required to complete the activity.

Consumer Segment

The Consumer Segment will focus on selling drones and related parts to enthusiasts and hobbyists which will continue growing as drones become more visible in our daily lives. The Company's Fat Shark and Rotor Riot subsidiaries operate in this segment.

The Consumer segment focuses on drones piloted with wearable display devices. These are head mounted displays (“HMDs”) for drone pilots. HMDs give pilots “first person view” (“FPV”) perspective to control their drone in flight. This is a unique experience where the pilot is interacting with an aircraft through visual immersion. In this augmented virtual reality, the pilot sees only what the drone sees, as if sitting in the pilot seat. This experience is accomplished by live streaming footage from a camera mounted on the nose of the drone directly into specially designed goggles worn by the pilot. The image is transmitted via radio (traditionally analog but increasingly digital) to the pilot. The drone remote control unit, the drone device, and the FPV goggles are all interconnected via radio. This effect requires sophisticated electronics that transmit visual information with sufficient speed and reliability to allow pilot control over the drone in real-time. Pilots routinely achieve speeds of over 90 mph in racing and other mission critical applications. An FPV pilot must experience a near complete transfer of their visual consciousness into the body of their piloted device.

There are three common categories of FPV flight – freestyle flight, racing and aerial photography. In freestyle, the pilot navigates around obstacles focused on acrobatics and exploring the environment around the aircraft through the HMD. This type of flight can be used for utility and crop inspection, as well as package delivery. These drones are often equipped with special equipment such as moisture or heat sensors. FPV racing describes a growing spectator sport where pilots fly their drones in competitions through a series of obstacles, flags, and gates in a racetrack. Aerial photography is the process of viewing and recording a subject matter from the air from the viewpoint of the pilot.

We sell FPV flight systems through our Rotor Riot and Fat Shark subsidiaries. We sell flight design cameras, video transmitters, goggles, as well as the mounts, airframes and accessories to build or operate drone aircraft. We design, develop, assemble, and sell each of these FPV components individually and in packages. We believe our products have become favorites in FPV racing and we sponsor several racing teams and pilots. We purchase and resell drones and components from leading manufacturers, including industry leader DJI, and custom design and build our own line of branded products.

We market through social media and attract buyers to our ecommerce platforms. We maintain a robust presence on Facebook and YouTube where we sponsor competitions and provide education. Sports networks, and sponsors such as NBC, Sky, Liberty Media, Fox Sports, MGM, Hearst, and Twitter broadcast and sponsor global events where professional pilots and amateurs compete for prizes and sponsorships. Drone racing is a global sport with chapters, leagues, and pilots and established guidelines, rules and regulations for participation adopted by organizations such as MultiGP, Drone Racing League (“DRL”), IUDRO, DR1 Racing, Rotomatch League, FPVR, and Freespace Drone Racing. Pilots specially design their custom-built aircraft, selecting and customizing frames, motors, propellors and controllers for speed and maneuverability from Rotor Riot. Rotor Riot sponsors a team of six of the leading pilots on the competitive FPV racing circuit, including the 2019 and 2018 Drone Racing League champion. Drone pilots and spectators alike experience real-time flight through their own HMD. Fat Shark sponsored its first drone racing championship in 2015.

Launch of Innovative Dominator Drone FPV Goggle

In May 2022, Fat Shark launched a new FPV (first-person viewer) drone headset – the Dominator. The Dominator is a low latency, 1080p digital goggle with an extended flight range over existing systems.

Customers

Revenues for the Consumer segment are principally generated through distributors (for Fat Shark) and online (for Rotor Riot through its e-commerce site, www.rotorriot.com). We currently market our products and services to recreational and professional drone pilots and hobbyists.

Competition

Rotor Riot competes with a number of significantly larger, better capitalized companies. SZ DJI Technology Company, Ltd., commonly known as DJI, is the dominant market leader in the Customer Segment with a global market share estimated at more than 70%, according to many industry research firms. Other competitors include Parrot and Lumenier. Race Day Quads is a larger, direct competitor in the FPV sector. We compete against these financially stronger companies by leveraging our visibility on the internet through our Facebook page which has more than 33,000 members and our Rotor Riot channel which has more than 192,000 subscribers. The Rotor Riot brand has been at the center of the racing and freestyle culture of drones since registering its domain name in 2015. Rotor Riot sponsors a team of six of the leading FPV pilots on the competitive racing circuit, including the Drone Racing League champion pilot in 2019 and 2018.

Fat Shark competes with SZ DJI Technology Company, LtD., commonly known as DJI as the dominant market leader in the consumer segment. Fat Shark also competes with other FPV headset companies that include Skyzone, Orca, and HD Zero. The Fat Shark brand has been synonymous with FPV headsets since the emergence of the market in 2008. Fat Shark continues to compete through partnerships with other FPV companies and a focus on manufacturing and product quality.

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

The Drone Industry

The Drone industry continues to expand beyond its military origin to become a powerful business tool and recreational activity. We expect both of these markets to continue to grow.

•	According to Business Insider Intelligence, commercial use of drones will reach 2.4 million units by 2023, a 66% compounded annual growth rate. Drones will be employed by the agriculture, construction and mining, insurance, and media and telecommunications industries. The drone services market is expected to grow to over $60 billion by 2025, from $4.4 billion in 2018. Consumer drone shipments will reach 29 million by 2021.
•	Spending on drones is projected to reach more than $16 billion in 2020 and experience a compounded annual growth rate of 33% through 2025 as reported by International Data Corporation.
•	The small drone market size is projected to increase to $40 billion by 2025 from $13.4 billion in 2018 according to Markets and Markets,
•	The FAA has forecasted a 300% increase in commercial drones from 2019 to 2023 as per businessinsider.com

Drone Industry to Benefit from Passage of Infrastructure Bill

In November 2021, Congress passed the infrastructure bill which may provide multiple business opportunities for the drone industry. Drones already play a vital role in many of the programs covered by the bill, including railways, roads and bridges, storm preparation, electrical grid strengthening and sewage maintenance. With more than $280 billion earmarked for these programs alone, the Company believes there is a significant opportunity to expand its existing relationship with the Department of Defense and NASA to include other agencies of the Federal Government.

These services include enabling rapid inspections and surveillance to ensure efficiency and identifying potential issues developing on roadways or electrical grids prior to their becoming disabled. Drones also provide the ability to efficiently manage maintenance once improvements have been completed. Congress has also been debating an additional $50 million allocation for both 2022 and 2023 as part of the "Drone Infrastructure Inspection Grant Act" which would provide funding specifically for drone use, thereby adding new opportunities for the Company in the context of the larger bill.

In addition, the Company strongly supports the "Build America, Buy America Act" component of the bill which emphasizes the need for infrastructure improvements and maintenance to be completed by American companies for the benefit of U.S. citizens. Specifically, the bill states: "United States taxpayer dollars invested in public infrastructure should not be used to reward companies that have moved their operations, investment dollars, and jobs to foreign countries or foreign factories, particularly those that do not share the commitment of the United States to environmental, worker, and workplace safety protections."

Red Cat Holdings was founded as an American company and each of its acquisitions has been completed within the U.S. borders to help strengthen the U.S. economy and provide U.S.-based jobs. With Teal’s new drone manufacturing facility up and running in Utah, the Company is well positioned to provide drones and services to support the needs of these infrastructure programs.

Government Regulation and Federal Policy of Drones

The Federal Aviation Administration (“FAA”) of the United States Department of Transportation is responsible for the regulation and oversight of civil aviation within the U.S. Its primary mission is to ensure the safety of civil aviation. The FAA has adopted the name “unmanned aircraft” (“UA”) to describe aircraft systems without a flight crew on board. More common names include drone, Unmanned Aerial Vehicle (“UAV”) and remotely operated aircraft.

The FAA began issuing regulations governing drones in 2005 with their scope and frequency expanding in recent years with the significant increase in the number of drones sold. In December 2015, the FAA announced that all drones weighing more than 250 grams, or 0.55 pounds, must be registered with the FAA. As of July 2022, the FAA reported the registration of 858,550 drones, of which 318,455 were commercial and 536,482 were recreational. In addition, more than 286,184 remote pilots were certified.

In January 2021, the FAA finalized rules requiring that drones be identifiable remotely. These rules are effective for drone manufacturers beginning in September 2022 and for drone pilots in September 2023. The FAA believes that remote ID technologies will enhance safety and security by allowing the FAA, law enforcement, and federal security agencies to identify drones flying in their jurisdiction. These efforts lay the foundation for more complex operations, such as those beyond visual line of sight at low altitudes, as the FAA and the drone industry move toward a traffic management ecosystem for Unmanned Aircraft System flights separate from, but complimentary to, the air traffic management system.

The Company believes that the oversight of the FAA is beneficial to the drone industry generally, and the Company specifically. Approximately 10 % of the drones sold by Rotor Riot are below the weight threshold required to register. The remaining 90% have more functionality, are more likely to be used for commercial purposes, and therefore, should be registered.

Environmental Considerations

While the operations of many businesses have some form of negative impact on the environment, drones have a unique ability to provide a positive contribution. Many of these relate to a drone’s ability to reach places in a more efficient manner, and include such activities as:

•	aerial mapping and nature monitoring;
•	maintenance of renewal energy sources such as solar panels and wind turbines;
•	disaster relief monitoring and relief delivery; and
•	agricultural sustainability solutions

Intellectual Property

The company has consolidated the intellectual property into a subsidiary UAVPatent Corp. The subsidiary has 29 issued patents and 13 pending patents. The IP portfolio includes design and utility patents ranging from FPV headsets to the architecture for Skyperonic's Fly Anywhere platform. None of the patents are currently licensed and IP is generated in the general course of doing engineering design.

UAVPatent Corp also has the trademarks on the Rotor Riot, Fat Shark, Teal, Skypersonic, and Red Cat brands and logos.

Employees

As of July 20, 2021, the Company had 70 full-time employees.

Research and Development

During the years ended April 30, 2022 and 2021, we incurred research and development costs of $2,606,141 and $516,084, respectively, excluding $516,456 and $1,269,987 of stock-based compensation, respectively.

Item 1A Risk Factors

A.	Risks Related to Our Business

We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.

During the fiscal year ended April 30, 2022, we acquired Skypersonic and Teal Drones. Our other businesses include Rotor Riot and Fat Shark. Historically, only Fat Shark has reported profits and it was not profitable in fiscal 2022. There can be no assurance that any of our operating businesses will reach profitability in the future.

If additional equity and/or debt financing is not available, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition. If we are unable to raise additional funds to continue as a going concern, we could be forced to cease our business activities and dissolve. In such an event, we may incur additional financial obligations, including the accelerated maturity of debt obligations, lease termination fees, employee severance payments, and other creditor and dissolution-related obligations.

Our ability to raise financing through sales of equity and/or debt securities depends on general market conditions and the demand for our common stock. We may be unable to raise adequate capital through sales of equity and/or debt securities, and if our stock has a low market price at the time of such sales, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

We have incurred net losses since inception.

We have accumulated net losses of approximately $27,500,000 as of April 30, 2022. These losses have had an adverse effect on our financial condition, stockholders’ equity and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. There can be no assurances that we will be able to do so or to reach profitability.

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

The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.

We operate in the drone industry which is a highly regulated environment in the US and international markets. Federal, state and local governmental entities and foreign governments may regulate aspects of the industry, including the production or distribution of our products, software or services. These regulations may include accounting standards, taxation requirements, product safety, trade restrictions, environmental regulations, products directed toward children or hobbyists, and other administrative and regulatory restrictions. While we endeavor to take all the steps necessary to comply with these laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

Our business and products are subject to government regulation and we may incur additional compliance costs or be forced to suspend or cease operations if we fail to comply.

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

Our products must comply with certain requirements of the U.S. Federal Communications Commission (“FCC”) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union (“EU”), Japan, China and other jurisdictions. Our FPV products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive (the “RoHS”) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. This directive restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States. We are, or may in the future be, subject to these laws and regulations.

Our products may be subject to new domestic and international requirements. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business. Any inability by us to comply with regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations or sales in the applicable jurisdictions. Any such inability by us to comply with regulations may also result in our not being permitted, or limit our ability, to ship our products which would adversely affect our revenue and ability to achieve or maintain profitability.

Although we encourage our contract manufacturers and major component suppliers to comply with the supply chain transparency requirements, such as the RoHS Directive, we cannot provide assurance that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new related laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows. Although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured. These developments could have a material adverse effect on our business and financial condition.

We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow our business segments, and reach profitability.

The drone industry is attracting a wide range of significantly larger companies which have substantially greater financial, management, research and marketing resources than us. Competitors in the Enterprise segment include transportation companies like United Parcel Service, Federal Express and Amazon, as well as defense companies such as Lockheed Martin Corporation, Northrop Grumman Corporation, and AeroVironment. Our competitors may be able to provide customers with different or greater capabilities than we can provide, including technical qualifications, pricing, and key technical support. Many of our competitors may utilize their greater resources to (i) develop competing products and technologies, (ii) leverage their financial strength to utilize economies of scale and offer lower pricing, and (iii) hire more qualified personnel by offering more generous compensation packages. In order to secure orders and contracts, we may have to offer comparable products and services at lower pricing which could adversely affect our operating margins. Our inability to compete effectively against these larger companies could have a material adverse effect on our business, financial condition and operating results.

We may not be able to keep pace with technological advances in the drone industry.

The drone industry continues to undergo significant changes, primarily related to technological developments. The rapid growth of technology and shifting consumer tastes makes it impossible to predict the overall effect these factors could have on the drone industry. If we are not able to keep pace with these technological advances, then our revenues, profitability and results from operations may be materially adversely affected.

We will continue to rely on components (including micro-display panels organic light-emitting diode (“OLED”) and liquid crystal (“LC”) displays for our goggle displays, transmitters and cameras) that are developed and produced by other companies. The commercial success of our future products will depend on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of such products for our uses. Such activities might not result in useful technologies or components for us but may help our competitors.

If critical components become scarce or unavailable, then we may incur delays in fulfilling sales orders which could adversely impact our business.

We obtain components for our drones from a limited number of suppliers. Most of these components are sourced from China which has been engaged in a trade war with the United States over the past few years. We do not have a long-term agreement with these suppliers that obligates them to sell components to us. Our reliance on these suppliers entails significant risks and uncertainties, including whether these suppliers will provide an adequate quantity of components, at a reasonable price, and on a timely basis. While there are options to purchase certain components from suppliers based in the United States, we would be forced to pay higher prices which would adversely impact our gross margin and operating results. Our operating results could be materially, adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at a reasonable price, and in sufficient quantities.

Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.

Our customers issue purchase orders solely at their own discretion, often shortly before the requested date of shipment. Customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, current customers may decide not to purchase products for any reason. If our customers do not continue to purchase our products, then our sales volume could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for products. The uncertainty of product orders makes it difficult to forecast sales and allocate resources in a manner consistent with actual sales. Moreover, expense levels and the amounts invested in capital equipment and new product development costs are based in part on expectations of future sales and, if expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result of lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in sales.

Our products require a continuing investment in research and development, and may experience technical problems or delays, which could lead the business to fail.

Our research and development efforts remain subject to all the risks associated with the development of new products based on emerging and innovative technologies. This includes, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products. If technical problems or delays arise, further improvements in products and the introduction of future products could be adversely impacted, and we could incur significant additional expenses, an inability to increase revenues and increasing operating losses.

 The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

We develop and sell products where insurance or indemnification may not be available, including (i) those using advanced and unproven technologies and drones, and (ii) those that collect, distribute and analyze various types of information.

Failure of certain of our products could result in loss of life or property damage. Certain products may raise questions with respect to issues of civil liberties, intellectual property, trespass, conversion and similar concepts. Indemnification to cover potential claims or liabilities resulting from a failure of technologies developed or deployed may be available in certain circumstances but not in others. We do not and are not able to maintain insurance to protect against our risks and uncertainties. Substantial claims resulting from an accident, failure of our product, or liability arising from our products in excess of any indemnity or insurance coverage (or for which indemnity or insurance is not available or was not obtained) could harm our financial condition, cash flows, and operating results. Any accident, even if fully covered or insured, could negatively affect our reputation among our customers and the public, and make it more difficult for us to compete effectively.

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other mobile and consumer electronics, our products have a risk of overheating in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We generally provide a one-year warranty on all of our product except in certain European countries that mandate two years for some consumer-focused products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Our products will likely experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

Prices of established consumer and enterprise electronics, displays, personal computers, and mobile products tend to decline significantly over time or as new enhanced versions are introduced, frequently every 12 to 24 months in the markets in which we compete. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

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

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we own 29 granted United States and foreign patents and 13 pending United States and foreign patent applications. The U.S. patents and patent applications include claims to, among other things, a drone, a printed circuit board, and HMD technology. We apply for patents covering our products, services, technologies, and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. We may initiate proceedings or litigation against third parties. To protect or enforce our intellectual property rights such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation also may be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us which could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate, and the damages or other remedies awarded, if any, may be commercially valuable. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

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

Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from using similar marks may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.

Our operations may be adversely affected if we lose our rights under our third-party technology licenses.

Our business depends in part on technology rights and software licensed from third parties. We could lose our exclusivity or other rights to use the technology if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products or technologies. Either of these results could substantially decrease our revenues.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available, or if the platforms or technologies change without notice, then our business and operating results could be adversely affected.

With the growth of mobile devices and personal voice assistants, cloud services and artificial intelligence (“AI”), the number of supporting platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms and enable access to and use of these platforms with our products. Our product strategy includes current and future products designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa, as well as gaming platforms. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products for their own platforms and may produce products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications. We may otherwise fail to navigate various new relationships which could adversely affect our relationships with existing platform or software owners.

Our access to third-party platforms may also require paying a royalty or licensing fee which lowers our product margins or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us which can result in our having excess inventory, lower margins, or customer support issues.

If our customers are not satisfied with our technical support, firmware or software updates, they may choose not to purchase our products which would adversely impact business and operating results.

Our business relies on our customers’ satisfaction with the technical support, firmware, software and security updates we provide to support our products. If we fail to provide technical support services and necessary updates that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, customers may choose not to purchase additional products and we may face brand and reputational harm which could adversely affect our operating results.

Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.

We incorporate open-source software into our products. Open-source software is generally licensed by its authors or other third parties under open-source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third-party that distributes open-source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open-source software and be required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business and financial condition.

Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.

A deterioration in global economic, financial, and/or public health conditions, including global pandemics, economic recessions and political turmoil could materially adversely affect (i) our ability to raise, or the terms of needed capital; (ii) demand for our current and future products; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the drone industry.

Our results of operations may suffer if we are not able to successfully manage our exposure to foreign exchange rate risks.

A substantial majority of our sales and cost of components are denominated in U.S. dollars. As our business grows, more of our sales and production costs may be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

Most of our current expenditures are incurred in U.S. dollars and many of our components come from countries that currently base their currency against the U.S. dollar. If the exchange rates change adversely or are allowed to increase, then additional U.S. dollars will be required to fund our purchases of these components.

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. There is no assurance that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks associated with our exposure to foreign currency fluctuations.

Our international operations, including the use of foreign contract manufacturers, subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.

A substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, and export controls,

•	export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries where our suppliers are located and

•	customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political or public health instability, including global pandemics, in the countries in which our suppliers operate;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws in other jurisdictions in which we operate.

The global nature of our business creates various domestic and local regulatory challenges and subject us to risks associated with our international operations. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition, and results of operations.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anticorruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

We are subject to governmental export and import controls, and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanction regulations established by the Treasury Department’s Office of Foreign Assets Controls. Exports of our products must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products could be provided to those targets or provided by our customers despite such precautions. Any such provision could have negative consequences, including government investigations, penalties, and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

If significant tariffs or other restrictions are placed and maintained on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be adversely impacted.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be adversely impacted. In 2018, the Trump Administration introduced a list of thousands of categories of goods that began facing tariffs of which may be increased in the future. These tariffs currently affect some of our products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Changes in trade policy in the United States and other countries may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has indicated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain trade agreements and treaties with China, countries in EMEA and other countries. These changes could include the imposition of tariffs on a wide range of products. Policy changes in the United States or other countries, such as the tariffs already proposed, implemented, and threatened, present risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Any significant disruption to ecommerce business could result in lost sales.

Our sales through ecommerce channels have been growing. Sales through rotorriot.com, and fatshark.com and our related web stores generally have higher profit margins than sales through resellers, and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct-to-consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, then system interruptions or delays could occur that would adversely affect our operating results.

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

We may collect, store, process and use the personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We may collect, store, process and use the personally identifiable information of our customers and other data in our transactions with them. We also rely on third parties that are not directly under our control to do so as well. While we take reasonable measures to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third- party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease, and we could be exposed to a risk of loss, litigation and regulatory proceedings.

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

Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

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

We could lose the services of key management personnel of the companies that we have acquired which could adversely impact our ability to operate and execute our subsidiaries effectively.

In recent years, we have completed four acquisitions which have resulted in a significant expansion in the number of key management personnel and our reliance on them.  Allan Evans, the former President of Fat Shark is now Chief Operating Officer of Red Cat Holdings.  George Matus has remained as President of Teal Drones.  Drew Camden has remained as President of Rotor Riot, LLC.  Giuseppe Santangelo has remained as President of Skypersonic.  Each of these individuals were critical to the founding and growth of their companies prior to their being acquired by Red Cat Holdings.  They have specific knowledge and insight regarding the operations of their respective companies, and the loss of any of them could adversely affect the efficiency of the operations of the related subsidiary.  Our efforts to do so are likely to result in difficulties in effectively growing their businesses and higher operating costs which would adversely impact our operating results.

We must recruit and retain highly trained and experienced employees, especially engineers, in order to succeed in our business.

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial, and other personnel can be intense. Our recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

Acquisitions could divert the attention of key personnel, be difficult to integrate, dilute our existing shareholders and adversely impact our financial results.

Since January 2020, we have completed four acquisitions which have significantly increased the scope of our operations and our employee headcount. Acquisitions include a wide range of risks, any of which could hurt our business, including the following:

* difficulties in integrating the operations of a newly acquired company including existing products and contracts, differences in corporate culture, operating systems and other integration issues;

* challenges supporting and transitioning the customers of acquired companies and the loss of any acquired customers will adversely impact our revenues and operating results;

* assumption of known and unknown operating problems and our potential inability to address them in a timely and efficient manner;

* risks of entering new geographic markets where we have no prior experience and are required to gain an understanding of the legal, regulatory, labor and business laws of these new markets;

In addition, there are many financial risks associated with the cost of acquisitions.  If we finance the cost of an acquisition using common stock, then our existing shareholders will be diluted and our stock price could decrease.  If we finance the cost of an acquisition using debt, such financing could include restrictive covenants that restrict our operating and financial flexibility.  If the stock market perceives that we overpaid for the acquisition, then our stock price could decrease.

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and

•	Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We presently have facilities in Puerto Rico, Italy, and in multiple locations in the United States. We also rely on third-party manufacturing plants in the US and Asia and third-party logistics, sales and marketing facilities elsewhere in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, hurricanes, tropical storms pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or the effect of climate change on any of these factors or our locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into our products are sourced from third-party suppliers. Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have experienced component shortages, and the availability of these components may be unpredictable in the future.

If we lose access to or experience a significant disruption in the supply of products and components from a supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to fulfill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices. If we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, and natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.

Several steps of our manufacturing processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.

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

Our products are subject to lengthy product development cycles. The time elapsed between initial sampling of our products, the custom design of our products to meet specific product requirements, and the ultimate incorporation of our products into salable products is significant, often with a duration of between one to two years. If our products fail to meet our customers’ cost, performance, or technical requirements or if unexpected technical challenges arise in the integration of our products into enterprise or consumer markets, then our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business. Many HMD companies including Fat Shark are introducing digital HMDs which could create shortages of components and provide an opportunity for companies with significantly greater resources than us to accelerate migration to digital products in a manner or timeline which we cannot meet, which could cause us to lose market share and harm our business and prospects. These same risks exist in our Enterprise sector where our competitors include some of the largest defense companies in the world.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized, or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our sales and operating results would be adversely impacted. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

B.	Risks Related to Our Enterprise Segment

U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations

US government contracts often have long lead times for design and development, and can be subject to significant changes in delivery timelines.  Congress normally appropriates funds on its fiscal year basis, and it may not fully fund a program in the same fiscal year.  Depending upon the results of political elections, the actions of Congress can change from one fiscal year to the next.  As a result, we may be required to expend funds to fulfill existing orders, but subsequently have the delivery timeline extended or the order cancelled.  Such results would have an adverse impact on our financial position and results of operations.

A decline in U.S. government budgets, changes in spending priorities, or delays in contract awards could adversely affect the revenues of our Teal subsidiary.

We presently expect that much of our future revenue growth will be generated by our wholly owned subsidiary, Teal Drones, and that their primary customer is likely to be the U.S. government and its agencies. As a result, our business may be adversely impacted due to changes in the political environment, including those related to changes in the leadership of the current and or future administrations. We cannot provide assurance that the current levels of congressional funding, for defense in general, and for drones specifically, will continue at their current levels or decrease in the future. If annual budget appropriations are not enacted on a timely basis, we could encounter government shutdowns which could adversely impact any existing programs including the timely payment of prior shipments, as well as the receipt of future orders.

Our work for the U.S. government could expose us to security risks.

We expect that an increasing percentage of our revenues will come from the U.S. government and its agencies. This may expose us to numerous security threats, including cyber security attacks on our information technology infrastructure as well as threats to the physical safety of our facilities and our employees. We utilize numerous controls and procedures to monitor and prevent these threats, however, we can provide no assurance that they will be effective. Any improper use of our data, information technology systems or facilities could adversely impact our operations and operating results.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on expanding into new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of these efforts. We spent $2.6 million, or 41% of our revenue, in our fiscal year ended April 30, 2022, on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

C.	Risks Related to Our Consumer Business

Our Consumer Segment operates in a highly competitive market and the size, resources, and brand name of its competitors may allow them to compete more effectively than our businesses can which could result in a loss of market share and a decrease in revenues.

The market for drones and head-worn display devices, including FPV HMDs, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung, Sony, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Alphabet Inc. (Google), Microsoft, Facebook and Snap. In the FPV drone market, we compete with established, well-known manufacturers such as Epson, Yuneec, Boscam, Eachine, Walkera, SkyZone, MicroLED and DJI. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research, development and other resources than us. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

• longer operating histories;

• the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

• broader distribution and established relationships with channel partners;

• access to larger, established customer bases and known branding;

• greater resources to fund research and development and to make acquisitions;

• larger intellectual property portfolios; and

• the ability to bundle competitive offerings with other products and services.

Smartphones, tablets, and new wearable devices with larger video display screens and computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Lenovo, Google/Fitbit, Snap, Garmin, Facebook, Microsoft and others may design or develop products similar to ours. In addition, new companies may emerge and offer competitive products. Increased competition may result in pricing pressure and reduced profit margins and may impede our ability to increase the sales of our products. Any of these factors could substantially harm our business and results of operations.

If our Consumer Segment fails to keep pace with changing consumer preferences or technologies, then our business and results of operations may be materially adversely affected.

Rapidly changing customer requirements, evolving technologies and industry standards characterize the consumer electronics, wearables, and display industries. To succeed in the consumer marketplace, we seek to enhance existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements, and customer preferences.

Our success depends on our ability to develop new products and to identify trends as well as to anticipate and react to changing customer demands in a timely manner. If we are unable to introduce new products or novel technologies in a timely manner, or new products or technologies are not accepted by customers, then our competitors may introduce more advanced and competitive products which could hurt our competitive position. Our new products might not receive customer acceptance if customer preferences shift to other products, and our future success depends on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lost business, lower revenue and excess inventory levels.

If we do not maintain and develop sales channels for products, then our sales could decline, and our operating losses could increase.

We depend upon effective sales channels in reaching the customers who purchase our drone and HMD products. We primarily sell products either from in-house sales teams directly to retail outlets such as hobby shops or through websites and value-added resellers (“VARS”).

Distributors, third-party online resellers and VARs generally offer products from several different manufacturers. Accordingly, these distributors, resellers and VARs may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, online reseller, or VAR, we might need to find a replacement, and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, resellers and distributors may build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, resellers and distributors will decrease the size of their future product orders. We are also subject to the risks of distributors, resellers and VARs encountering financial difficulties which could impede their effectiveness and also expose us to financial risk. For example, if they are unable to pay for the products they purchase or ongoing disruptions in business, for example from natural disasters or the effects of COVID-19. Any reduction in sales by current distributors or VARs, loss of key distributors and VARs or decrease in revenue from distributors and VARs could adversely affect our revenue, operating results, and financial condition.

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

The acquisition of Fat Shark was based upon the acceptance of HMD wearables for FPV control of drones and the continuation of the attractiveness of that method for piloting drones. Fat Shark has experienced declining revenues over the past several years and such trend may continue or accelerate. Advances in other technologies may overcome their current market limitations and permit them to remain or become more attractive technologies for FPV applications, which could limit the potential market for our products and cause our business strategy to fail. If end-users fail to accept HMDs in the numbers we anticipate or as soon as we anticipate, the sales of our FPV products and our results of operations would be adversely affected, and our business strategy may fail.

There are a number of competing providers of micro-display-based personal display technology, including HMDs, and we may fail to capture a substantial portion of the FPV personal wearable display market.

In addition to competing with other HMD manufacturers and distributors for FPV displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Numerous start-up companies have announced their intentions to offer HMD products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer HMDs soon.

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

Our principal manufacturer of HMDs is located in China and is owned by a related party which could create conflicts of interest.

Fat Shark has historically made purchases and sales of products and supplies for FPV and HMD products from and sold through three companies owned by the spouse of Greg French. Greg French was the former owner of Fat Shark and is presently a consultant to the Company. These companies are Direct FPV Ltd. (China), Shenzhen FatShark Co., Ltd (China) and Zeng Linghao (China). As a result, these business activities have and may, in the future, be subject to influences and may provide such parties with conflicts of interest and business opportunities that may not be subject to reasonable assessment and may not be available to Fat Shark or to the Company. These persons may also face a conflict in selecting between Fat Shark and their other business interests. We have not formulated a policy for the resolution of such conflicts. These entities are not subject to restrictions on competition with Fat Shark or the Company.

D.	Risks Related to Our Common Stock

Our management has voting control of the Company.

Jeffrey Thompson, our Chairman and Chief Executive Officer, owns approximately 23% of our common stock and our current officers and directors currently own approximately 31% of our common stock. In addition, the founder of Fat Shark owns approximately 7% of our issued and outstanding common stock. If they act together, they will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions which may result in corporate actions that other stockholders do not agree with. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on the Company.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish and maintain those controls could adversely impact public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed which may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls, or disclosure of our public accounting firm’s attestation to our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We have never paid dividends and we do not expect to pay dividends for the foreseeable future

We have reported net losses every year since inception. We intend to retain future earnings, if any, to finance the growth and development of our business. If we ever become profitable, we do not expect to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors. As a result, capital appreciation, if any, of our common stock, will be the sole source of gain for investors for the foreseeable future.

The listing of our securities on Nasdaq subject us to additional regulations and compliance requirements.

We are required to maintain compliance with the continued listing standards of Nasdaq. These include certain financial and liquidity criteria to maintain such listing. If we fail to meet any of Nasdaq’s listing standards, our securities may be delisted. Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director and committee independence requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting which would have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price, improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements. A delisting of our securities from Nasdaq may materially impair our stockholders’ ability to buy and sell our securities and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities.

Our Board of Directors may authorize and issue shares of new classes of stock that could adversely affect current holders of our common stock.

Our Board of Directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further shareholder approval. These powers could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, in liquidation or on any other basis.

Our shares will be subordinate to all of our debts and liabilities which increases the risk that investors could lose their entire investment.

Our shares of common stock are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our shareholders.

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to a wide range of factors, many of which are beyond our control, including:

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

Future capital raises may dilute our existing stockholders’ ownership and adversely impact the fair value of their investment.

If we raise additional capital by issuing equity securities, our existing stockholders’ percentage ownership may decrease, and these stockholders may experience substantial dilution. If we raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations including liens on our assets. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish some rights to our technologies or products, or to grant licenses on terms that are not favorable to us or could diminish the rights of our stockholders. Any of these developments could adversely impact our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following operating leases for real estate locations where it operates:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,000	December 2024
Orlando, Florida	$4,692	May 2024
San Juan, Puerto Rico	$2,226	June 2027
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022

These lease agreements have remaining terms up to 5.08 years, excluding options to extend certain leases for up to 5 years.

The weighted average remaining lease term as of April 30, 2022 was 3.28 years.  The Company used a discount rate of 12% to calculate its lease liability at April 30, 2022.  Future lease payment obligations at April 30, 2022 were as follows:

Fiscal Year Ended:
2023	$400,092
2024	403,878
2025	304,676
2026	76,619
2027	79,300
Thereafter	6,627
Total	$1,271,192

ITEM 3. LEGAL PROCEEDINGS

On March 15, 2022, Robert Stang filed an action against Teal Drones, Inc. and George Matus in the United States District Court for the Northern District of California, Robert Stang v. Teal Drones, Inc. and George Matus (No. 22-cv-01586-JSC). The complaint asserts claims for breach of contract and unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased from Teal Drones, Inc. prior to the acquisition by the Company. The Complaint also alleges breach of fiduciary duty against Mr. Matus and seeks in excess of $1 million in damages. The Company has not been formally served and expects to seek dismissal of such action.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the Nasdaq Capital Market (“Nasdaq”) since April 30, 2021 under the symbol “RCAT

The last reported sales price of our common stock on July 26, 2022 was $2.28.

Holders

As of July 26, 2022, there were 649 stockholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of April 30, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and vesting of restricted stock	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,777,817 (1)	$2.17	2,910,199

Equity compensation plans not approved by security holders	—	$—	—

______________

(1)	Represents stock options issued and restricted stock units awarded under the Company’s 2019 Equity Incentive Plan.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our business plan to provide products, services and solutions to the drone industry. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report on Form 10-K. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Annual Report on Form 10-K except as required by federal securities law.

Recent Developments

Red Cat Holdings has recently completed a series of acquisitions and financings which have broadened the scope of its activities in the drone industry. These developments include:

•	In November 2020, the Company acquired Fat Shark Holdings, which sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry. Fat Shark’s flagship products are headsets with a built in display (or “goggles”) that allow a pilot to see a real-time video feed from a camera mounted on an aerial platform. The total purchase price was $8.4 million.

•	In May 2021, the Company closed a firm commitment underwritten public offering (the “Underwritten Offering”) resulting in the sale of 4,000,000 shares of common stock at a public offering price of $4.00 per share to underwriters, ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”), pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective on April 29, 2021. The financing generated gross proceeds of $16.0 million and net proceeds of $14.6 million.

•	In May 2021, we acquired Skypersonic, Inc., a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is not allowed or available. The total purchase price was $2.8 million.

•	In July 2021, the Company closed an Underwritten Offering resulting in the sale of 13,333,334 shares of common stock at a public offering price of $4.50 per share to ThinkEquity. The shares of Common Stock were offered by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the Commission which was declared effective on June 14, 2021 (the “Registration Statement”). The financing generated gross proceeds of $60.0 million and net proceeds of approximately $55.5 million.

•	In August 2021, we closed the acquisition of Teal Drones ("Teal"), a leader in commercial and government unmanned aerial vehicle ("UAV") technology. Teal manufactures the Golden Eagle, one of only five drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $14 million.

Business Strategy

Red Cat remains focused on building a portfolio of complementary products and services to support the continued growth and maturation of the drone industry in both the enterprise and consumer market segments. Our disciplined acquisition strategy targets companies with advanced product offerings and unique drone platforms and intellectual property. After the integration of Teal Drones, we would expect government customers including defense, public safety, and infrastructure to be our most significant revenue drivers in the fiscal year ending April 30, 2023.

During the second half of the fiscal year ending on April 30, 2022, the Company focused on integrating and organizing its acquired businesses. These efforts including refining the establishment of Enterprise and Consumer segments in order to sharpen the Company's focus on the unique opportunities in each sector of the drone industry. The Enterprise segment is focused on opportunities in the commercial sector, including the military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined interior spaces and dangerous military environments. The Consumer segment is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives. Consumer provides a growing revenue base, strong brand visibility for the Company, and is an excellent source of professional pilots.

Results of Operations

When evaluating its operating results, the Company categorizes its functional expenses into sub-categories that capture the essence of the hundreds of general ledger accounts that it maintains.  The Company believes this process enables a more insightful understanding of changes in its operating expenses.  Cost of Goods is categorized into (i) materials, (ii) labor, (iii) overhead, and (iv) freight.  Operations includes (i) payroll and (ii) overhead.  Research and development is categorized into (i) payroll, (ii) materials, and (iii) overhead.  Sales and marketing includes (i) payroll, (ii) advertising programs, and (iii) third party services.  General and administrative is categorized into (i) payroll, (ii) facilities, (iii) professional services, (iv) public company, (v) office, and (vi) insurance and related.

During the fiscal year ended April 30, 2022 (“Fiscal 2022”), the Company completed the acquisitions of Teal Drones and Skypersonic which effectively doubled the number of operating subsidiaries. These transactions were the primary reason that the Company’s operating expenses increased to $13,927,801 in Fiscal 2022 compared to $5,946,295 in Fiscal 2021 (the fiscal year ending April 30, 2021) representing an increase of $7,981,506, or 134%. During Fiscal 2022, employee headcount increased from 16 at the beginning of the year to 62 on April 30, 2022. This increase includes the addition of 15 and 10 employees from Teal and Skypersonic, respectively, that now work for the Company. Since acquiring Teal, its headcount has doubled from 15 to 30 in connection with its expanded operations. In addition, we have hired 6 employees to form an internal sales team primarily focused on our Enterprise segment.

Year Ended April 30, 2022 and April 30, 2021

Revenue

During the year ended April 30, 2022 (or the “2022 period”), we generated revenues totaling $6,428,963 compared to revenues totaling $4,999,517 during the year ended April 30, 2021 (or the “2021 period”) representing an increase of $1,429,446 or 29%. Rotor Riot and Fat Shark revenues comprise the entire amount for the 2021 period. During fiscal year 2022, we acquired two additional drone technology companies: Skypersonic and Teal. The increase in revenue during the 2022 period is directly related to the acquisitions. The increase is partially offset by a decrease in both Rotor Riot and Fat Shark revenues of 8% and 9%, respectively. The decreased sales for Fat Shark primarily related to its primary product being at the end of its sales cycle. Fat Shark released its next generation product in June 2022.

Cost of Goods Sold

During the year ended April 30, 2022, we incurred cost of goods sold of $5,503,448 compared to $3,929,832 during the year ended April 30, 2021 resulting in an increase of $1,573,616 or 40%. The higher dollar amount relates to the increase in revenues, primarily related to the acquisitions of Skypersonic and Teal.

Gross Margin

During the year ended April 30, 2022, gross margin was $925,515 compared to $1,069,685 during the year ended April 30, 2021, resulting in a decrease of $144,170 or 13%. Gross margin, as a percentage of sales, totaled 14% in Fiscal 2022 compared to 21% in Fiscal 2021.  The lower level of gross margin was primarily related to Teal whose gross margin of 19% was lower than the consolidated gross margin.  In addition, the gross margin of Fat Shark decreased from 18% to 2% due to pricing discounts associated with the sales of products at the end of their life cycles.

Operating Expenses

Operations expenses totaled $1,353,904 during Fiscal 2022 compared to $590,342 during Fiscal 2021, representing an increase of $763,562, or 129%. Payroll costs increased to $911,358 in Fiscal 2022 compared to $219,396 in Fiscal 2021, representing an increase of $691,962, or more than 100%. Higher payroll costs represented 91% of the total increase in Operations expense.

During the year ended April 30, 2022, we incurred research and development expenses totaling $2,606,141 compared to $516,084 for the year ended April 30, 2021 resulting in an increase of $2,090,057, or greater than 100%. Payroll costs totaled $2,211,909 in Fiscal 2022 compared to $510,084 in Fiscal 2021, representing an increase of $1,701,825, or more than 100%. Higher payroll costs represented 81% of the total increase in Research and Development expense. In addition, materials costs totaled $350,372 in Fiscal 2022 compared to $1,449 in Fiscal Year 2021 representing an increase of $348,923. Higher material costs represented 17% of the year-over-year increase.

During the year ended April 30, 2022, sales and marketing expenses totaled $1,127,532 compared to $172,182 during the year ended April 30, 2021, resulting in an increase of $955,350 or greater than 100%. Payroll costs totaled $764,404 in Fiscal 2022 compared to $90,363 in Fiscal 2021, representing an increase of $674,041, or more than 100%. Higher payroll costs represented 71% of the total increase in sales and marketing expense. In addition, advertising program costs totaled $256,895 in Fiscal 2022 compared to $61,228 in Fiscal Year 2021 representing an increase of $195,667. Higher advertising program costs represented 20% of the year-over-year increase.

During the year ended April 30, 2022, we incurred general and administrative expenses totaling $5,548,589 compared to $1,279,471 for the year ended April 30, 2021, resulting in an increase of $4,269,118, or greater than 100%. Payroll costs totaled $1,536,126 in Fiscal 2022 compared to $297,909 in Fiscal 2021, representing an increase of $1,238,217, or more than 100%. Higher payroll costs represented 29% of the total increase in general and administrative expense. In addition, professional services costs totaled $1,004,785 in Fiscal 2022 compared to $418,340 in Fiscal Year 2021 representing an increase of $586,445, or 140 percent. Higher professional services costs represented 14% of the year-over-year increase in general administrative expenses. Finally, public company costs, including insurance, totaled $1,456,413 in Fiscal 2022 compared to $339,428 in Fiscal Year 2021 representing an increase of $1,116,985, or more than 100 percent. Higher public company costs represented 26% of the year-over-year increase in general and administrative expenses. The Company uplisted to Nasdaq Capital Market in April 2021 which has resulted in higher public company costs. The remaining 30% of the increase in general and administrative expenses occurred across all functional areas including facilities and office.

Other Expense

Other income totaled $1,313,158 during the year ended April 30, 2022, compared to other expense of $8,359,565 during the year ended April 30, 2021, resulting in a change that is not comparable. During Fiscal 2021, the Company recognized $7,123,182 of expenses associated with derivative liabilities related to the issuance of convertible debentures and warrants in October 2020 and January 2021. During Fiscal 2022, the Company recognized a benefit of $1,042,129 as a decrease in the Company’s stock price caused the derivative liability to decrease. Amounts related to derivatives comprised 85% of the net expense recognized in Fiscal 2021 and 79% of the net benefit recognized in Fiscal 2022.

Net Loss

Net Loss for the year ended April 30, 2022, totaled $11,689,128 compared to $13,236,175 for the year ended April 30, 2021 resulting in a decrease of $1,547,047, or 12%. Higher operating expenses in Fiscal 2022, primarily related to the 2 acquisitions and a 288% percent increase in headcount, resulted in an operating loss of $13,002,286 in Fiscal 2022 compared to $4,876,610 in Fiscal 2021, representing an increase of $8,125,676, or 167%. This increase was partially offset by a change in the impact of derivative accounting which resulted in a net benefit of $1,042,129 in Fiscal 2022 compared to a net expense of $7,123,182 in Fiscal 2021 resulting in a net difference of $8,165,401.

Cash Flows

Operating Activities

Net cash used in operating activities was $16,019,320 during the year ended April 30, 2022 compared to net cash used in operating activities of $1,399,001 during the year ended April 30, 2021 representing an increase of $14,620,319, or greater than 100%. Net cash used in operations, net of non-cash expenses, totaled $8,924,419 in the year ended April 30, 2022 compared to $1,587,946 in the year ended April 30, 2021, resulting an increase of $7,336,473, or greater than 100%. The increase primarily related to higher operating costs associated with the acquisitions of Teal Drones and Skypersonic. Net cash used related to changes in operating assets and liabilities totaled $7,094,901 during the year ended April 30, 2022 compared to net cash provided by changes in operating assets and liabilities of $188,945 during the year ended April 30, 2021, representing a net increase in cash used of $7,283,846, or greater than 100%. Changes in operating assets and liabilities can fluctuate significantly from year to year depending upon the timing and level of multiple factors, including inventory purchases and vendor payments. During Fiscal 2022, the Company spent almost $4 million to increase inventory levels, including pre-payments, to minimize the impact of global supply chain issues, including a shortage of computer chips, on the Company’s operations.

Investing Activities

Net cash used in investing activities was $46,603,486 during the year ended April 30, 2022 compared to net cash provided by investing activities of $48,368 during the year ended April 30, 2021. The increase in net cash used in investing activities primarily related to the purchase of marketable securities, partially offset by proceeds from maturities during the year ended April 30, 2022. The Company received proceeds of approximately $70 million from the issuance of common stock in Fiscal 2022, with a portion of those proceeds invested in a portfolio of marketable securities.

Financing Activities

Net cash provided by financing activities totaled $66,430,274 during the year ended April 30, 2022 compared to $1,488,048 during the year ended April 30, 2021, representing an increase of $64,942,226, or greater than 100%. Financing activities can vary, in nature and amount, from period to period. During the year ended April 30, 2022, net proceeds of $70,065,203 were received through the issuance of common stock compared to zero during the year ended April 30, 2021.

Liquidity and Capital Resources

At April 30, 2022, the Company reported current assets totaling $55,653,297, current liabilities totaling $5,439,421 and net working capital of $50,213,876. Cash and marketable securities totaled $48,875,184 at April 30, 2022 and related to issuances of common stock in 2022 which generated net proceeds of more than $70 million. As of April 30, 2022, we had inventory related balances, including pre-paid inventory, totaling $5,602,955. The higher-than-normal inventory balances related to actions taken to address the global supply chain issues, including a chip shortage. At April 30, 2022, the Company was in a strong liquidity and capital position relative to its recent annual operating results.

We have only recently begun generating revenues and have reported net losses since our inception. Through fiscal year 2022, we have funded our operations through private and public offerings of common stock. In May 2021, we completed an offering of common stock which raised gross proceeds of $16 million. In July 2021, we completed an offering of common stock which raised gross proceeds of $60 million.

2020 Convertible Note Offering

In October 2020, the Company closed a private offering of convertible promissory notes (the "2020 Notes") in the aggregate principal amount of $600,000. The 2020 Notes accrued interest at 12% annually, had a two-year term, and were convertible into common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 399,998 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (1) $1.50 per share, or (2) at a price equal to 75% of the price per share of the common stock offered in a future, qualified offering.

As of April 30, 2022, (a) the 2020 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $529,383.

2021 Convertible Note Offering

In January 2021, the Company closed a private offering of convertible promissory notes (the "2021 Notes") in the aggregate principal amount of $500,000. The 2021 Notes accrued interest at 12% annually, had a two-year term, and were convertible into shares of the Company's common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 675,000 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (i) $1.50 per share, or (ii) a 25% discount to the price per share of common stock offered in a future qualified offering.

As of April 30, 2022, (a) the 2021 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $1,078,113.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.  Significant estimates reflected in these financial statements include those used to (i) determine stock based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives

Goodwill – Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of identifiable net assets acquired. The measurement periods for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes known, not to exceed 12 months. Adjustments in a purchase price allocation may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

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

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities on the Company's balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

In October 2020 and January 2021, the Company entered into convertible note agreements which included provisions under which the conversion price was equal to the lesser of an initial stated amount or the conversion price of a future offering. This variable conversion feature was recognized as a derivative. Both financings included the issuance of warrants which contained similar variable conversion features. The Company values these convertible notes and warrants using the multinomial lattice method that values the derivative liability based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RED HAT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Red Cat Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Cat Holdings as of April 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

July 27, 2022

RED CAT HOLDINGS
Consolidated Balance Sheets

	April 30,	April 30,
	2022	2021
ASSETS
Current assets
Cash	$4,084,815	$277,347
Marketable securities	44,790,369	—
Accounts receivable, net	495,506	321,693
Inventory	3,895,870	362,072
Other	2,354,884	678,898
Due from related party	31,853	—
Total current assets	55,653,297	1,640,010

Goodwill	25,138,750	8,017,333
Intangible assets, net	2,698,531	2,032,169
Property and equipment, net	511,690	—
Other	57,033	3,853
Operating lease right-of-use assets	1,019,324	—
Total long term assets	29,425,328	10,053,355

TOTAL ASSETS	$85,078,625	$11,693,365

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,018,747	$541,903
Accrued expenses	1,084,494	614,050
Debt obligations - short term	956,897	269,045
Due to related party	40,057	390,209
Customer deposits	437,930	46,096
Operating lease liabilities	293,799	—
Warrant derivative liability	1,607,497	2,812,767
Total current liabilities	5,439,421	4,674,070

Operating lease liabilities	749,825	—
Debt obligations - long term	973,707	—
Note payable to related party	—	1,753,000
Total long term liabilities	1,723,532	1,753,000
Commitments and contingencies

Stockholders' equity
Series A preferred stock - shares authorized 2,200,000;
outstanding 0 and 158,704	—	1,587
Series B preferred stock - shares authorized 4,300,000;
outstanding 986,676 and 1,968,676	9,867	19,687
Common stock - shares authorized 500,000,000;
outstanding 53,748,735 and 29,431,264	53,749	29,431
Additional paid-in capital	106,821,384	21,025,518
Accumulated deficit	(27,499,056)	(15,809,928)
Accumulated other comprehensive income	(1,470,272)	—
Total stockholders' equity	77,915,672	5,266,295
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,078,625	$11,693,365

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements of Operations

	Year ended April 30,
	2022	2021

Revenues	$6,428,963	$4,999,517

Cost of goods sold	5,503,448	3,929,832

Gross margin	925,515	1,069,685

Operating expenses
Operations	1,353,904	590,342
Research and development	2,606,141	516,084
Sales and marketing	1,127,532	172,182
General and administrative	5,548,589	1,279,471
Stock based compensation	3,291,635	3,388,216
Total operating expenses	13,927,801	5,946,295
Operating loss	(13,002,286)	(4,876,610)

Other (income) expense
Derivative expense	—	4,630,288
Change in fair value of derivative liability	(1,042,129)	2,492,894
Investment income, net	(355,769)	—
Interest expense	147,724	1,223,767
Other, net	(62,984)	12,616
Other (income) expense	(1,313,158)	8,359,565

Net loss	$(11,689,128)	$(13,236,175)

Loss per share - basic and diluted	$(0.24)	$(0.56)

Weighted average shares outstanding -
basic and diluted	48,220,265	23,655,743

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements of Stockholders' Equity

	Series A		Series B		Common Stock		Additional		Accumulated Other
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2020	208,704	$2,087	3,681,623	$36,816	20,011,091	$20,011	$4,043,837	$(2,573,753)	—	$1,528,998

Conversion of debt	—	—	—	—	1,857,935	1,858	6,336,768	—	—	6,338,626

Conversion of preferred stock	(50,000)	(500)	(1,712,947)	(17,129)	1,843,956	1,844	15,785	—	—	—

Exercise of warrants	—	—	—	—	178,509	178	895,376	—	—	895,554

Acquisition of Fat Shark	—	—	—	—	5,227,273	5,227	6,345,849	—	—	6,351,076

Stock based compensation	—	—	—	—	—	—	3,388,216	—	—	3,388,216

Vesting of restricted stock units	—	—	—	—	312,500	313	(313)	—	—	—

Net Loss	—	—	—	—	—	—	—	(13,236,175)	—	(13,236,175)

Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Conversion of preferred stock	(158,704)	(1,587)	(982,000)	(9,820)	2,140,329	2,140	9,267	—	—	—

Exercise of warrants	—	—	—	—	66,666	67	263,073	—	—	263,140

Acquisition of Skypersonic	—	—	—	—	707,293	707	2,715,305	—	—	2,716,012

Acquisition of Teal	—	—	—	—	3,588,272	3,588	10,007,691	—	—	10,011,279

Public offerings, net of $5,959,800 of issuance costs	—	—	—	—	17,333,334	17,333	70,022,871	—	—	70,040,204

Stock based compensation	—	—	—	—	—	—	3,291,635	—	—	3,291,635

Exercise of stock options	—	—	—	—	89,107	89	(89)	—	—	—

Vesting of restricted stock units	—	—	—	—	280,803	282	(764,175)	—	—	(763,893)

Shares issued for services	—	—	—	—	111,667	112	250,288	—	—	250,400

Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(1,474,294)	(1,474,294)

Currency translation adjustments	—	—	—	—	—	—	—	—	4,022	4,022

Net Loss	—	—	—	—	—	—	—	(11,689,128)	—	(11,689,128)

Balances, April 30, 2022	—	$—	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,056)	$(1,470,272)	$77,915,672

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements of Cash Flows

	Year ended April 30,
	2022		2021
Cash Flows from Operating Activities
Net loss	$(11,689,128)		$(13,236,175)
Stock based compensation - employees	2,789,026		3,388,216
Stock awards - non-employees	502,609		—
Common stock issued for services	250,400		—
Amortization of intangible assets	224,638		36,831
Depreciation	40,165		—
Change in fair value of derivative	(1,042,129)		2,492,894
Amortization of debt discount	—		1,100,000
Derivative expense	—		4,630,288
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(74,317)		(72,534)
Inventory	(2,229,487)		(60,042)
Other	(3,634,604)		(291,646)
Operating lease right-of-use assets and liabilities	24,300		—
Customer deposits	328,841		(17,517)
Accounts payable	(1,173,472)		13,818
Accrued expenses	(336,162)		616,866
Net cash used in operating activities	(16,019,320)		(1,399,001)

Cash Flows from Investing Activities
Cash acquired through acquisitions	24,866		—
Payment for acquisition, net of cash acquired	—		(48,368)
Purchases of property and equipment	(363,689)		—
Proceeds from maturities of marketable securities	11,355,218		—
Purchases of marketable securities	(57,619,881)		—
Net cash used in investing activities	(46,603,486)		(48,368)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	99,999		201,249
Proceeds from related party obligations	—		79,000
Payments under related party obligations	(1,970,757)		(22,475)
Proceeds from debt obligations	—		660,919
Payments under debt obligations	(929,952)		(510,645)
Proceeds from convertible debentures	—		1,080,000
Payments of taxes related to restricted stock vesting	(834,219)		—
Proceeds from issuance of common stock, net	70,065,203		—
Net cash provided by financing activities	66,430,274		1,488,048

Net increase in Cash	3,807,468		40,679
Cash, beginning of period	277,347		236,668
Cash, end of period	4,084,815		277,347

Cash paid for interest	164,573		15,835
Cash paid for income taxes	—		—

Non-cash transactions
Fair value of shares issued in acquisitions	$12,727,292		$6,351,076
Change in unrealized loss on marketable securities available-for-sale	$1,474,294		$—
Forgiveness of PPP loan	$300,910		$—
Shares withheld as payment of note receivable	$201,873		$—
Elimination of derivative liability	$163,141		$5,390,415
Financed purchases of property and equipment	$144,383		$—
Indirect payment to related party	$132,200		$—
Taxes related to net share settlement of equity awards	$108,969	$
Conversion of preferred stock into common stock	$11,407		$—
Issuance of note payable - related party in acquisition	$—		$1,753,000
Conversion of notes into common stock	$—		$1,550,000
Conversion of accrued interest into common stock	$—		$92,515

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2022 and 2021

Note 1 – The Business

Red Cat Holdings (“Red Cat” or the “Company”) was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Teal Drones is a leader in commercial and government Unmanned Aerial Vehicles (UAV) technology. Fat Shark is a provider of First Person View (FPV) video goggles to the drone industry. Rotor Riot sells FPV drones and equipment to the consumer marketplace through its digital storefront located at www.rotorriot.com. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) is not available, yet still record and transmit data even while being operated from thousands of miles away.

Corporate developments during the two years ended April 30, 2022 include:

A.	Fat Shark Acquisition

On September 30, 2020, the Company entered into a share purchase agreement (“Share Purchase Agreement”) with Greg French (“French”), the founder and sole shareholder of Fat Shark Holdings (“Fat Shark”), to acquire all of the issued and outstanding shares of Fat Shark and its subsidiaries. The transaction closed on November 2, 2020 and was valued at $8,354,076 based on (i) the issuance of 5,227,273 shares of common stock with a value of $6,351,076 on the date of closing (ii) a senior secured promissory note in the original principal amount of $1,753,000 which matures on November 1, 2023, and (iii) a cash payment of $250,000. The Share Purchase Agreement included indemnification provisions, a two year non-compete agreement, and registration rights for the shares issued in the transaction.

A summary of the purchase price and its related allocation was as follows:

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

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology and a non-compete agreement which are being amortized over 5 and 3 years, respectively. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is formally evaluated at year end.

B.	Skypersonic Acquisition

On May 7, 2021, the Company closed the acquisition of Skypersonic, Inc.("Skypersonic"). Under the terms of the agreement, we acquired all of the outstanding stock of Skypersonic in exchange for $3,000,000 of our common stock. The number of shares issuable was based on the volume weighted average price ("VWAP") of our common stock for the 20 trading days ending May 7, 2021. Based on a VWAP of $4.0154, the Company issued 857,124 shares. For accounting purposes, the shares were valued at $3,291,356 based on the closing price of our common stock of $3.84 on May 7, 2021. Prior to the closing, the Company provided $75,000 to Skypersonic to fund its operating costs. This amount was capitalized as part of the purchase price. In October 2021, the Company and Skypersonic agreed to a reduction in the purchase price of $601,622 which resulted in the cancellation of 149,829 shares held in escrow. The final summary of the purchase price and its related allocation is as follows:

Shares issued	$2,716,012
Cash	75,000
Total Purchase Price	$2,791,012

Assets acquired
Cash	13,502
Accounts receivable	51,083
Other assets	12,950
Inventory	50,556
Proprietary technology	826,000
Non-compete agreement	65,000
Total assets acquired	1,019,091
Liabilities assumed
Accounts payable and accrued expenses	1,054,997
Total liabilities assumed	1,054,997
Total fair value of net assets acquired	(35,906)
Goodwill	$2,826,918

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology and a non-compete agreement which are being amortized over 5 and 3 years, respectively. The excess of the purchase price above the net assets acquired was recorded as goodwill which is formally evaluated at year end.

C.	Teal Drones Acquisition

On August 31, 2021, the Company closed the acquisition of Teal Drones Inc., (“Teal”). Under the terms of the agreement, the base purchase price of $14,000,000 was reduced by $1,670,294 of debt assumed by the Company, as well as a working capital deficit adjustment of $1,456,953. Based on the net amount payable of $10,872,753, and a VWAP of $2.908 for the twenty trading days ending August 31, 2022, the Company issued 3,738,911 of common stock. For accounting purposes, the shares were valued at $10,431,562 based on the closing price of our common stock of $2.79 on August 31, 2021. In December 2021, the Company and Teal agreed to a reduction in the purchase price of $438,058 which resulted in the cancellation of 150,639 shares held in escrow. The Stock Consideration may be increased if Teal attains certain revenue levels in the twenty four (24) month period following the closing.  The additional consideration begins at $4 million if sales total at least $18 million and ends at $16 million if sales total $36 million.

A revised summary of the purchase price and its related allocation is set forth below.

Total Purchase Price – shares issued	$10,011,279

Assets acquired
Cash	11,364
Accounts receivable	47,964
Other current assets	15,085
Other assets	48,595
Inventory	1,253,755
Total assets acquired	1,376,763
Liabilities assumed
Accounts payable and accrued expenses	1,143,899
Customer deposits	1,766,993
Notes payable	2,749,091
Total liabilities assumed	5,659,983
Total fair value of net assets acquired	(4,283,220)
Goodwill	$14,294,499

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

Supplemental Unaudited Pro Forma Financial Information and Other Information

The following table presents pro forma results for the year ended April 30, 2022 as if our acquisitions of Skypersonic and Teal had occurred on May 1, 2021:

	April 30, 2022

	Red Cat	Skypersonic	Teal	Consolidated

Revenues	$4,550,980	$312,023	$1,878,007	$6,741,010

Net Loss	$(8,604,139)	$(886,757)	$(4,201,408)	$(13,692,304)

The following table presents pro forma results for the year ended April 30, 2021 as if our acquisitions of Fat Shark, Skypersonic and Teal had occurred on May 1, 2020:

	April 30, 2021

	Red Cat	Fat Shark	Skypersonic	Teal	Consolidated

Revenues	$2,112,042	$5,190,970	$303,631	$979,344	$8,585,987

Net (Loss) Income	$(13,263,942)	$239,955	$(906,478)	$(3,283,309)	$(17,213,774)

The unaudited pro forma financial information has been compiled in a manner consistent with the Company's accounting policies, and includes transaction costs, amortization of the acquired intangible assets, and other expenses directly related to each respective acquisition.  The unaudited pro forma financial information is based on estimates and assumptions which the Company believes are reasonable, and are not necessarily indicative of the results that would have been realized had the acquisitions closed on the dates indicated in the tables, nor are they indicative of results of operations that may occur in the future.

Other information related to the Company’s acquisitions include:

•	The purchase price allocation has been finalized for each acquisition except for Teal for which the Company is waiting for the final report from the valuation services firm that it engages to assist in the identification and valuation of intangible assets acquired.

•	The fair value of shares issued by the Company as part of the consideration paid is normally based on the volume weighted average price of the Company’s common stock for the twenty days prior to the closing of the transaction. For accounting purposes, the shares issued are valued based on the closing stock price on the date that the transaction closes.

•	Goodwill for Fat Shark is attributable to its relationship with manufacturing sources in China and the potential to integrate its goggle technologies with the Teal Drone. Goodwill for Skypersonic relates to the future customers expected to leverage its “Fly Anywhere” technologies in a wide range of commercial environments. Goodwill for Teal is ascribed to its existing relationship with a number of U.S. government agencies including its classification as an approved vendor.

•	The Company expects that the Goodwill recognized in each transaction will be deductible for tax purposes. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation – Our consolidated financial statements include the accounts of our operating subsidiaries, Teal Drones, Fat Shark, Rotor Riot, and Skypersonic. Intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, and (iii) accounting for derivatives.

Cash and Cash Equivalents – At April 30, 2022, we had cash of $4,084,815 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

Marketable Securities – Our marketable securities have been classified and accounted for as available-for-sale securities. These securities are primarily invested in corporate bonds and are readily saleable, and therefore, we have classified them as short term. Our available-for-sale securities are carried at fair value with any unrealized gains and losses reported as a component of comprehensive income (loss). Once realized, any gains or losses are recognized in the statement of operations.

We have elected to present accrued interest receivable separately from marketable securities on our consolidated balance sheets. Accrued interest receivable was $385,730 and $0 as of April 30, 2022 and 2021, respectively, and was included in other current assets. We did not write off any accrued interest receivable during the fiscal years ended April 30, 2022 and 2021.

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

Inventories – Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates ending inventories for excess quantities and obsolescence.

Goodwill – Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of identifiable net assets acquired. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes known, not to exceed 12 months. Adjustments in a purchase price allocation may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

We perform an impairment test at the end of each fiscal year, or more frequently if indications of impairment arise. We have a single reporting unit, and consequently, evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole.

Property and equipment – Property and equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally as follows: furniture and equipment, seven years; equipment and other, two to five years; leasehold improvements, 15 years.

Leases – Effective August 1, 2021, the Company adopted Accounting Standards Codification (ASC) 842 titled “Leases” which requires the recognition of assets and liabilities associated with lease agreements. The Company adopted ASC 842 on a modified retrospective transition basis which means that it did not restate financial information for any periods prior to August 1, 2021. Upon adoption, the Company recognized a lease liability obligation of $796,976 and a right-of-use asset for the same amount.

The Company determines if a contract is a lease or contains a lease at inception.  Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term.  The Company's leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its last debt financings. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

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

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities on the Company's balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

In October 2020 and January 2021, the Company entered into convertible note agreements which included provisions under which the conversion price was equal to the lesser of an initial stated amount or the conversion price of a future offering. This variable conversion feature was recognized as a derivative. Both financings included the issuance of warrants which contained similar variable conversion features. The Company values these convertible notes and warrants using the multinomial lattice method that values the derivative liability based on a probability weighted discounted cash flow model. The resulting liability is valued at each reporting date and the change in the liability is reflected as change in derivative liability in the statement of operations.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $437,930 and $46,096 at April 30, 2022 and April 30, 2021, respectively.

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, as well as a proportionate share of overhead costs such as rent. Costs related to software development are included in research and development expense until technological feasibility is reached, which for our software products, is generally shortly before the products are released to production. Once technological feasibility is reached, such costs are capitalized and amortized as a cost of revenue over the estimated lives of the products.

Income Taxes – Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Foreign Currency – The functional currency of our international subsidiary is the local currency. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income.

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized losses on available-for-sale securities. During the year ended April 30, 2022, comprehensive loss was $1,470,272 higher than net loss, primarily related to unrealized losses on available-for-sale securities totaling $1,474,294, partially offset by foreign currency translation adjustments of $4,022. During the year ended April 30, 2021, there were no differences between net loss and comprehensive loss.

Stock-Based Compensation – For stock options, we use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. For restricted stock, we determine the fair value based on our stock price on the date of grant. For both stock options and restricted stock, we recognize compensation costs on a straight line basis over the service period which is the vesting term.

Basic and Diluted Net Loss per Share – Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The conversion or exercise of these common stock equivalents would dilute earnings per share if we become profitable in the future.

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive included the following at April 30:

	2022	2021
Series A Preferred Stock, as converted	—	1,321,996
Series B Preferred Stock, as converted	822,230	1,640,563
Stock Options	3,694,142	2,197,475
Warrants	1,539,999	873,332
Restricted stock	1,083,675	687,500
Total	7,140,046	6,720,866

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 19.

Note 3 – Marketable Securities

The following tables set forth information related to our marketable securities as of April 30, 2022:

I.	Cost, unrealized gains or losses, and fair values

	Cost	Unrealized Gains (Losses)	Fair Value
Money market funds	$799,047	$889	$799,936
Asset-backed securities	2,894,512	(32,953)	2,861,559
Corporate bonds	42,571,104	(1,442,230)	41,128,874
Total	$46,264,663	$(1,474,294)	$44,790,369

II.	Contractual Maturities

	One Year or Less	One to Five Years	Over Five Years	Total
Money market funds	$799,936	$—	$—	$799,936
Asset-backed securities	—	2,861,559	—	2,861,559
Corporate bonds	21,702,648	18,877,593	548,633	41,128,874
Total	$22,502,584	$21,739,152	$548,633	$44,790,369

III.	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Money market funds	$799,936	$—	$—	$799,936
Asset-backed securities	—	2,861,559	—	2,861,559
Corporate bonds	—	41,128,874	—	41,128,874
Total	$799,936	$43,990,433	$—	$44,790,369

Note 4 – Inventories

Inventories consisted of the following at April 30,

	2022	2021
Raw materials	$2,831,713	$—
Work-in-process	173,112	—
Finished goods	891,045	362,072
Total	$3,895,870	$362,072

Inventory purchase orders outstanding totaled approximately $11 million. The global supply chain for materials required to produce our drones is presently experiencing significant disruptions and delays. While we have increased our order lead times, we retain the right to cancel or modify these orders prior to their shipment.

Note 5 – Other Current Assets

Other current assets at April 30 included:

	2022	2021
Prepaid inventory	$1,707,085	$478,939
Accrued interest income	385,730	—
Prepaid expenses	262,069	115,587
Security deposits	—	9,372
Due from related party	—	75,000
Total	$2,354,884	$678,898

Note 6 – Due From Related Party

In January 2022, the Company determined that an employee had relocated in 2021 but their compensation had not been subject to the required tax withholding by the new jurisdiction. The amount subject to taxation included $155,624 of cash compensation and $1,413,332 of income associated with the vesting of restricted stock ("Stock Compensation"). In March 2022, the Company entered into a note agreement (the "Note") with the employee in the amount of $510,323, representing the estimated taxes owed by the employee related to the Stock Compensation. Under the terms of the Note, 104,166 shares of common stock with a fair value of $280,832, which had vested during calendar 2021, were withheld by the Company and applied against the Note. The employee has agreed not to sell or transfer 110,983 shares of common stock held at the Company's transfer agent until the Note is repaid. In addition, the employee is scheduled to have 20,833 shares of restricted stock vest monthly in calendar 2022, of which 3,000 shares will be withheld with the fair value of those shares applied against the Note. Any shares issued to the employee in 2022 will be held at the transfer agent until the Note is repaid in full. The Note matures on December 31, 2022 and will be repaid by the employee assigning that number of shares, held at the transfer agent, with a fair value required to repay the Note in full. The Company filed amended payroll tax returns on March 16, 2022. In March and April 2022, the Company made payments totaling $712,646 representing $510,323 owed by the employee, $31,604 owed by the Company, and $170,719 of penalties and interest. The note balance totaled $31,853 at April 30, 2022. The shares held at the transfer agent had a fair value of $296,766 at April 30, 2022.

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1. Intangible assets as of April 30 were as follows:

	April 30, 2022			April 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Proprietary technology	$1,098,000	$(219,267)	$878,733	$272,000	$(27,200)	$244,800
Non-compete agreements	81,000	(29,667)	51,333	16,000	(2,667)	13,333
Customer relationships	39,000	(12,535)	26,465	39,000	(6,964)	32,036
Total finite-lived assets	1,218,000	(261,469)	956,531	327,000	(36,831)	290,169
Brand name	1,722,000	—	1,722,000	1,722,000	—	1,722,000
Trademark	20,000	—	20,000	20,000	—	20,000
Total indefinite-lived assets	1,742,000	—	1,742,000	1,742,000	—	1,742,000
Total intangible assets, net	$2,960,000	$(261,469)	$2,698,531	$2,069,000	$(36,831)	$2,032,169

As of April 30, 2022, expected amortization expense for the unamortized finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2023	$224,638
2024	221,972
2025	197,638
2026	170,438
2027	141,845
Total	$956,531

Goodwill is a separately stated intangible asset and represents the excess of the purchase price of acquisitions above the net assets acquired.

The composition of, and changes in goodwill consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
Balance at April 30, 2021		8,017,333
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	14,294,499
Balance at April 30, 2022		$25,138,750

Proprietary technology and non-compete agreements are being amortized over 5 and 3 years, respectively. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year. Property and equipment are reported net of accumulated depreciation, and the reported values are periodically assessed for impairment. Property and equipment as of April 30 was as follows:

F-15

	2022	2021
Equipment and other	$509,376	$—
Leasehold improvements	149,330	—
Furniture and equipment	42,746	—
Accumulated depreciation	(189,762)	—
Net carrying value	$511,690	$—

Depreciation expense totaled $40,165 and $0 for the fiscal years ended April 30, 2022 and 2021, respectively.

Note 9 – Operating Leases

The Company has operating type leases for real estate. As of April 30, 2022, the Company had no finance type leases. The Company’s leases have remaining lease terms of up to 5.08 years, some of which may include options to extend the leases for up to 5 years. Operating lease expense totaled $254,906 for the year ended April 30, 2022 , including period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $41,250 for the year ended April 30, 2022.

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,000	December 2024
Orlando, Florida	$4,692	May 2024
San Juan, Puerto Rico	$2,226	June 2027
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022

Supplemental information related to operating leases is as follows:

Year Ended
April 30, 2022
Operating cash paid to settle lease liabilities	$242,003
Right of use asset additions in exchange for lease liabilities	652,950

Weighted average remaining lease term (in years)	3.28
Weighted average discount rate	12.00%

Future lease payment obligations at April 30, 2022 were as follows:

Fiscal Year Ended:
2023	$400,092
2024	403,878
2025	304,676
2026	76,619
2027	79,300
Thereafter	6,627
Total	$1,271,192

Note 10 – Debt Obligations

A.	Decathlon Capital

In connection with the acquisition of Teal, Decathlon Capital agreed to restructure the terms of an existing loan agreement with Teal. Effective August 31, 2021, the principal amount outstanding of $1,670,294 bears interest at 10% annually and is repayable in monthly payments of $49,275 through its December 31, 2024 maturity date. The balance outstanding at April 30, 2022 totaled $1,371,217.

B.	Convertible Note

In May 2021, Teal entered into a convertible note agreement totaling $350,000 with one of its equity investors. The note bears interest at the applicable Federal Rate which was approximately 0.13% on the date of issuance. The Company has assumed this obligation which is payable upon demand.

C.	Vendor Settlement

In May 2020, Teal entered into a settlement agreement with a vendor that had been providing contract manufacturing services. At August 31, 2021, the Company assumed the outstanding balance of $387,500 which is payable in monthly installments of $37,500 with a final payment of $12,500 due in July 2022. The balance outstanding at April 30, 2022 totaled $87,500.

D.	SBA Loan

On February 11, 2021, Teal received a Small Business Administration Paycheck Protection Program (“SBA PPP”) loan in the amount of $300,910. The loan was unsecured, non-recourse, and accrued interest at one percent annually. The loan was used to fund qualifying payroll, rent and utilities, and in February 2022, the principal balance of $300,910 and accrued interest of $3,001 were forgiven.

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

In October 2021, Teal entered into an agreement with Corporate Equity to fund $60,000 of leasehold improvements. In January 2022, the agreement was amended to include an additional $60,000 of leasehold improvements funding. The loan bears interest at 8.25% annually and is repayable in monthly payments of $3,595 through its December 2024 maturity date. The balance outstanding at April 30, 2022 totaled $102,599.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at April 30, 2022 totaled $19,288.

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

J.	Summary

Outstanding principal payments are due as follows:

Fiscal 2023	$956,897
Fiscal 2024	572,139
Fiscal 2025	401,568
Total	$1,930,604
Short term – through April 30, 2023	$956,897
Long term – thereafter	$973,707

Note 11 – Due to Related Party

A.	Founder of Fat Shark

In connection with the acquisition of Fat Shark in November 2020, the Company issued a secured promissory note in the amount of $1,753,000 to the seller. The note bears interest at 3% annually and matures in full in November 2023. In May 2021, the Company made an initial payment of $132,200 by directing a refund from a vendor based in China to the noteholder who is also based in China. The remaining balance of $1,620,800 plus accrued interest totaling $45,129 was paid in September 2021.

B.	BRIT, LLC

In January 2020, in connection with the acquisition of Rotor Riot, the Company issued a promissory note in the amount of $175,000 to the seller, BRIT, LLC. The note bears interest at 4.75% annually. The entire outstanding balance of $85,172 plus accrued interest totaling $12,942 was paid in October 2021.

The Company also assumed a line of credit obligation totaling $47,853 which bears interest at 6.67% annually. The outstanding balance totaled $40,057 and $47,922 at April 30, 2022 and April 30, 2021, respectively.

C.	Aerocarve

In 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance owed at April 30, 2021 was $74,000. The balance was repaid in full in May 2021.

Note 12 – Convertible Notes

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

October 2020 Financing

In October 2020, the Company closed a private offering of convertible promissory notes (the "2020 Notes") in the aggregate principal amount of $600,000. The 2020 Notes accrued interest at 12% annually, had a two-year term, and were convertible into common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 399,998 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (1) $1.50 per share, or (2) at a price equal to 75% of the price per share of the common stock offered in a future, qualified offering.

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $728,587 using a multinomial lattice model with $460,588 and $267,999 related to the derivative features of the notes and warrants, respectively. In addition, $580,000 of the proceeds were applied as a debt discount to reduce the initial carrying value of the notes to zero with the remaining $20,000 applied against transaction fees. The excess of the liability over the net proceeds totaled $148,587 which was recognized as a derivative expense in the fiscal year ended April 30, 2021.

As of April 30, 2022, (a) the 2020 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $529,383.

January 2021 Financing

In January 2021, the Company closed a private offering of convertible promissory notes (the "2021 Notes") in the aggregate principal amount of $500,000. The 2021 Notes accrued interest at 12% annually, had a two-year term, and were convertible into shares of the Company's common stock at the lower of $1.00 or a 25% discount of the price per share of Common Stock offered in a future, qualified offering. The financing also included the issuance of warrants to purchase 675,000 shares of common stock. The Warrants are exercisable for a period of five years at a price equal to the lower of (i) $1.50 per share, or (ii) a 25% discount to the price per share of common stock offered in a future qualified offering.

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $4,981,701 using a multinomial lattice model with $2,111,035 and $2,870,666 related to the derivative features of the notes and warrants, respectively. In addition, $500,000 was applied as a debt discount to reduce the initial carrying value of the notes to zero. The excess of the liability over the net proceeds totaled $4,481,701 which was recognized as a derivative expense in the fiscal year ended April 30, 2021.

As of April 30, 2022, (a) the 2021 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $1,078,113.

Note 13 – Income Taxes

Our operating subsidiary, Red Cat Propware, Inc., is incorporated and based in Puerto Rico which is a commonwealth of the United States. We are not subject to taxation by the United States as Puerto Rico has its own taxing authority. Since inception, we have incurred net losses in each year of operations. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At April 30, 2022 and April 30, 2021, we had accumulated deficits of approximately $27,500,000 and $15,800,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $5,087,500 and $2,923,000, respectively, based on the base Puerto Rico corporate tax rate of 18.5%.  Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at April 30, 2022 and 2021.

Note 14 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote.

During the year ended April 30, 2022, shares of common stock issued by the Company included:

-  1,321,996 in connection with the conversion of 158,704 shares of Series A Preferred Stock

-  818,333 in connection with the conversion of 982,000 shares of Series B Preferred Stock

-  66,666 due to the exercise of warrants

- 707,293 in connection with the acquisition of Skypersonic which closed on May 7, 2021, as further described in Note 1

- 3,588,272 in connection with the acquisition of Teal Drones which closed on August 31, 2021, as further described in Note 1

- 17,333,334 in connection with two closed offerings which generated gross proceeds of $76 million and net proceeds of approximately $70.1 million

-  89,107 due to the exercise of stock options

- 225,637 under restricted stock agreements with employees. In addition, 225,870 shares which were pending issuance under restricted stock agreements, were instead applied toward payroll tax obligations on restricted stock and 92,812 shares were applied against the Note described in Note 6.

- 55,166 under restricted stock agreements with non-employees

- 111,667 for services rendered

Note 15 – Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at April 30, 2022 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 16 – Warrants

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

The following table presents the range of assumptions used to estimate the fair values of the stock warrants granted during the fiscal years ended April 30:

	2022	2021
Risk-free interest rate	0.79 – 0.85%	0.52 – 2.87%
Expected dividend yield	—	—
Expected term (in years)	5.00 – 5.00	3.42 – 4.50
Expected volatility	222.45 – 223.17%	211.02 – 292.28%

The following table summarizes the changes in warrants outstanding since April 30, 2020.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2020	—	—	—	—
Granted	1,074,998	$1.50
Exercised	(201,666)	1.50
Outstanding as of April 30, 2021	873,332	1.50	4.62	$2,218,263
Granted	733,333	5.45
Exercised	(66,666)	1.50
Outstanding at April 30, 2022	1,539,999	$3.38	3.89	$427,533

Note 17 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

Options

The table below sets forth the range of assumptions used to calculate the fair value of options granted during the fiscal years ended April 30:

	2022	2021
Exercise Price	$ 1.69 – 2.82	$ 2.01 – 3.95
Stock price on date of grant	1.69 – 2.82	2.01 – 3.95
Risk-free interest rate	0.47 – 1.91%	0.38 – 1.66%
Dividend yield	—	—
Expected term (years)	3.75 – 10.00	5.87 – 10.00
Volatility	210.68 – 273.46%	88.60 – 91.44%

A summary of options activity under the Plan since April 30, 2020 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2020	1,597,475	$1.10
Granted	600,000	3.63
Exercised	—	—
Forfeited or expired	—	—
Outstanding as of April 30, 2021	2,197,475	1.79	8.68	4,943,870
Granted	1,681,000	2.58
Exercised	(150,000)	2.49
Forfeited or expired	(34,333)	2.11
Outstanding as of April 30, 2022	3,694,142	2.17	8.56	1,407,545
Exercisable as of April 30, 2022	2,094,642	$1.90	7.91	$1,058,620

The aggregate intrinsic value of outstanding options at April 30, 2022 and 2021 represents the excess of the stock price at April 30, 2022 and 2021 of $2.03 and $4.04, respectively, over the exercise price of each option. As of April 30, 2022 and April 30, 2021, there was $3,380,467 and $645,264 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 2.20 and 1.55 years, respectively.

Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2020 is as follows:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2020	—	$—
Granted	1,000,000	2.69
Vested	(312,500)	2.69
Forfeited	—	—
Unvested and outstanding as of April 30, 2021	687,500	2.69
Granted	995,659	2.55
Vested	(599,484)	2.64
Forfeited	—	—
Unvested and outstanding as of April 30, 2022	1,083,675	$2.59

Stock Compensation

Stock compensation expense for the years ended April 30 was as follows:

	2022	2021
General and administrative	$1,521,951	$1,688,025
Research and development	516,456	1,269,987
Operations	783,781	220,048
Sales and marketing	469,447	210,156
Total	$3,291,635	$3,388,216

Stock compensation expense pertaining to options totaled $1,447,115 and $2,547,591 for the year ended April 30, 2022 and 2021, respectively. Stock compensation expense pertaining to restricted stock units totaled $1,844,520 and $840,625 for the year ended April 30, 2022 and 2021, respectively.

Note 18 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 12 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice mode1. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of April 30, 2022 and 2021 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	April 30, 2022	April 30, 2021
Risk-free interest rate	0.52 – 2.87%	0.08 – 0.61%
Expected dividend yield	—	—
Expected term (in years)	3.42 – 4.50	1.54 – 5.00
Expected volatility	211.02 – 292.28%	86.74 – 110.56%

As of April 30, 2022, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the year ended April 30, 2022 and 2021 were as follows:

	2022	2021
Balance, beginning of period	$2,812,767	$—
Additions	—	5,710,288
Eliminated upon conversion of notes/exercise of warrants	(163,141)	(5,390,415)
Changes in fair value	(1,042,129)	2,492,894
Balance, end of period	$1,607,497	$2,812,767

Changes in fair value primarily related to changes in the Company’s stock price during the period with increases in the stock price increasing the liability and decreases in the stock price reducing the liability.

Note 19 – Related-Party Transactions

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

Additional related party transactions are disclosed in Note 11.

Note 20 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

In May and July 2022, the Company entered into inventory purchase orders totaling $11,175,000. The global supply chain for materials required to produce our drones is presently experiencing significant disruptions and delays. While we have increased our order lead times, we retain the right to cancel or modify these orders prior to their shipment.

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required for this Item is incorporated by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders which was filed on July 13, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required for this Item is incorporated by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders which was filed on July 13, 2022.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required for this Item is incorporated by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders which was filed on July 13, 2022.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required for this Item is incorporated by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders which was filed on July 13, 2022.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required for this Item is incorporated by reference from our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders which was filed on July 13, 2022.

64

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 18, 2021, between the Company and ThinkEquity, as Representative of the Several Underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)
1.2	Underwriting Agreement, dated April 29, 201 between the Company and ThinkEquity (incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K dated with the SEC on April 30, 2021)
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.2	Articles of Merger- Nevada (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.3	Articles of Merger- Arizona (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.4	Agreement of Merger, dated January 23, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.5	Amendment No. 1 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.6	Amendment No. 2 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
3.1*	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit B to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
3.2*	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2020)
10.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019)
10.2	Share Exchange Agreement, dated as of May 13, 2019, among TimefireVR, Inc. (Timefire”), Red Cat Propware, Inc, and Red Cat Propware, Inc’s. shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.3	Warrant, dated May 5, 2019, issued to Calvary Fund I LP (“Calvary”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.4	Restricted Stock Unit Agreement, dated May 15, 2019, between Timefire and Jonathan Read (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
65

10.5	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Calvary (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)

10.6	Securities Exchange Agreement, dated May 13, 2019, between Timefire and L1 Capital Global Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.7	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Digital Power Lending, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.8	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Gary Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.9	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Edward Slade Mead (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.1	Redemption Letter for Series A Preferred Stock, dated May 9, 2019, from Timefire to Jonathan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.11	2019 Equity Incentive Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
10.12	$175,000 Promissory Note, dated January 23, 2020, issued to Brains Riding in Tanks. LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.13	Make Whole Agreement, dated January 23, 2020, among the Company, Brains Riding in Tanks. LLC, Rotor Riot, LLC and Chad Kapper (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.14	Share Purchase and Liquidity Event Agreements, dated February 11, 2021 among the Company, Giuseppe Santangelo, the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
10.15	Agreement and Plan of Merger, dated July 13, 2021, among the Company, Teal Drones, Inc and Teal Acquisition I Corp. and stockholders of Teal Drones, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021
10.16	Executive Employment Agreement with Jeffrey Thompson, dated March 31, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)
10.17	Employment Agreement with Joseph Hernon, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2021)
10.18	Consulting Agreement Joseph Freedman, dated July 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2021).
21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

*Filed herewith

66

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Hat Holdings, Inc.

Dated: July 27, 2022	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, President and Director	July 27, 2022
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Joseph Hernon	Chief Financial Officer, Treasurer and Secretary	July 27, 2022
Joseph Hernon	(Principal Financial and Accounting Officer)

/s/ Nicholas Liuzza, Jr.	Director	July 27, 2022
Nicolas Liuzza, Jr.

/s/ Christopher Moe	Director	July 27, 2022
Christopher Moe

/s/ Joseph Freedman	Director	July 27, 2022
Joseph Freedman

/s/ Jonathan Read	Director	July 27, 2022
Jonathan Read

67