Form 10-Q
period 2022-07-31
Red Cat Holdings, Inc.
filed 2022-09-12
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number: 000-31587

Red Cat Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	86-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Ave. Munoz Rivera, Ste 2200 San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of September 9, 2022, there were 54,126,244 shares of the registrant's common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		32

RED CAT HOLDINGS
Consolidated Balance Sheets
(Unaudited)

	July 31,	April 30,
	2022	2022
ASSETS
Current assets
Cash	$6,245,426	$4,084,815
Marketable securities	36,708,627	44,790,369
Accounts receivable, net	929,872	495,506
Inventory	4,584,836	3,895,870
Other	2,694,273	2,354,884
Due from related party	13,404	31,853
Total current assets	51,176,438	55,653,297

Goodwill	25,138,750	25,138,750
Intangible assets, net	2,642,371	2,698,531
Property and equipment, net	1,028,360	511,690
Other	57,033	57,033
Operating lease right-of-use assets	926,500	1,019,324
Total long term assets	29,793,014	29,425,328

TOTAL ASSETS	$80,969,452	$85,078,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$937,360	$1,018,747
Accrued expenses	471,806	1,084,494
Debt obligations - short term	882,096	956,897
Due to related party	37,196	40,057
Customer deposits	233,515	437,930
Operating lease liabilities	292,004	293,799
Warrant derivative liability	1,700,419	1,607,497
Total current liabilities	4,554,396	5,439,421

Operating lease liabilities	669,935	749,825
Debt obligations - long term	835,719	973,707
Total long term liabilities	1,505,654	1,723,532
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 986,676 and 986,676	9,867	9,867
Common stock - shares authorized 500,000,000; outstanding 53,818,442 and 53,748,735	53,818	53,749
Additional paid-in capital	107,492,710	106,821,384
Accumulated deficit	(31,310,655)	(27,499,056)
Accumulated other comprehensive income	(1,336,338)	(1,470,272)
Total stockholders' equity	74,909,402	77,915,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,969,452	$85,078,625

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,
	2022	2021
Revenues	$3,069,271	$1,396,751

Cost of goods sold	2,711,644	1,294,347

Gross margin	357,627	102,404

Operating expenses
Operations	1,048,086	176,863
Research and development	532,770	244,254
Sales and marketing	602,231	100,633
General and administrative	1,117,565	876,180
Stock based compensation	755,471	384,086
Total operating expenses	4,056,123	1,782,016
Operating loss	(3,698,496)	(1,679,612)

Other expense (income)
Change in fair value of derivative liability	92,922	(154,248)
Investment income, net	(130,296)	—
Interest expense	35,687	17,099
Other, net	114,790	15,309
Other expense (income)	113,103	(121,840)

Net loss	$(3,811,599)	(1,557,772)

Loss per share - basic and diluted	$(0.07)	(0.05)

Weighted average shares outstanding -
basic and diluted	53,778,154	34,074,226

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Series A		Series B		Common Stock		Additional		Accumulated Other
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Acquisition of Skypersonic	—	—	—	—	685,321	685	2,630,955	—	—	2,631,640

Public offerings, net of $5,959,800 of issuance costs	—	—	—	—	17,333,334	17,333	70,022,871	—	—	70,040,204

Exercise of warrants	—	—	—	—	66,666	67	263,073	—	—	263,140

Conversion of preferred stock	—	—	(982,000)	(9,820)	818,333	818	9,002	—	—	—

Stock based compensation	—	—	—	—	—	—	384,023	—	—	384,023

Vesting of restricted stock	—	—	—	—	62,500	63	—	—	—	63

Shares issued for services	—	—	—	—	91,667	92	191,908	—	—	192,000

Currency translation adjustments	—	—	—	—	—	—	—	—	922	922

Net Loss	—	—	—	—	—	—	—	(1,557,772)	—	(1,557,772)

Balances, July 31, 2021	158,704	$1,587	968,676	$9,867	48,489,085	$48,489	$94,527,350	$(17,367,700)	$922	$77,220,515

Balances, April 30, 2022	—	$—	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,059)	$(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	—	—	755,471	—	—	755,471

Vesting of restricted stock units	—	—	—	—	69,707	69	(84,145)	—	—	(84,076)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	133,582	133,582

Currency translation adjustments	—	—	—	—	—	—	—	—	352	352

Net Loss	—	—	—	—	—	—	—	(3,811,599)	—	(3,811,599)

Balances, July 31, 2022	—	$—	986,676	$9,867	53,818,442	$53,818	$107,492,710	$(31,310,655)	$(1,336,338)	$74,909,402

See accompanying notes.

RED CAT HOLDINGS
Consolidated Statements of Cash Flows (Unaudited)

	Three months ended July 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(3,811,599)	$(1,557,772)
Stock based compensation - options	458,023	187,494
Stock based compensation - restricted units	297,448	196,592
Common stock issued for services	—	192,000
Amortization of intangible assets	56,160	16,326
Realized loss from sale of marketable securities	10,675	—
Depreciation	28,272	—
Change in fair value of derivative	92,922	(154,248)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(434,299)	105,019
Inventory	(688,966)	(472,303)
Other	(339,356)	(1,996,858)
Operating lease right-of-use assets and liabilities	11,139	—
Customer deposits	(204,415)	62,792
Accounts payable	(81,335)	(130,343)
Accrued expenses	(208,484)	(521,741)
Net cash used in operating activities	(4,813,815)	(4,073,042)

Cash Flows from Investing Activities
Cash acquired through acquisitions	—	13,502
Purchases of property and equipment	(544,942)	—
Proceeds from maturities of marketable securities	9,094,592	—
Purchases of marketable securities	(889,943)	—
Net cash provided by investing activities	7,659,707	13,502

Cash Flows from Financing Activities
Proceeds from exercise of warrants	—	99,999
Payments under related party obligations	(2,861)	(150,255)
Payments under debt obligations	(212,789)	(114,173)
Payments of taxes related to equity transactions	(469,631)	—
Proceeds from issuance of common stock, net	—	70,065,203
Net cash (used in) provided by financing activities	(685,281)	69,900,774

Net increase in Cash	2,160,611	65,841,234
Cash, beginning of period	4,084,815	277,347
Cash, end of period	6,245,426	66,118,581

Cash paid for interest	36,082	2,024
Cash paid for income taxes	—	—

Non-cash transactions
Fair value of shares issued in acquisitions	$—	$2,631,640
Common stock issued for services	$—	$192,000
Conversion of derivative liability	$—	$163,141
Unrealized gain on marketable securities	$133,582	—
Indirect payment to related party	$—	$132,200
Shares withheld as payment of note receivable	$18,449	$—
Taxes related to net share settlement of equity awards	$15,982	$—
Conversion of preferred stock into common stock	$—	$9,820

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2022 and 2021

(unaudited)

Our unaudited interim condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022 of Red Cat Holdings, Inc. (the "Company"), filed with the Securities and Exchange Commission ("SEC") on July 27, 2022.

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

Corporate developments during the two years ended July 31, 2022 include:

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

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology and a non-compete agreement which are being amortized over 5 and 3 years, respectively. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

B.	Skypersonic Acquisition

On May 7, 2021, the Company closed the acquisition of Skypersonic, Inc. ("Skypersonic"). Under the terms of the agreement, we acquired all of the outstanding stock of Skypersonic in exchange for $3,000,000 of our common stock. The number of shares issuable was based on the volume weighted average price ("VWAP") of our common stock for the 20 trading days ending May 7, 2021. Based on a VWAP of $4.0154, the Company issued 747,124 shares. In addition, the Company also agreed to issue 110,000 shares of common stock to a shareholder. For accounting purposes, the 857,124 shares were valued at $3,291,356 based on the closing price of our common stock of $3.84 on May 7, 2021. Prior to the closing, the Company provided $75,000 to Skypersonic to fund its operating costs. This amount was capitalized as part of the purchase price. In October 2021, the Company and Skypersonic agreed to a reduction in the purchase price of $601,622 which resulted in the cancellation of 149,829 shares held in escrow.

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

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology and a non-compete agreement which are being amortized over 5 and 3 years, respectively. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

C.	Teal Drones Acquisition

On August 31, 2021, the Company closed the acquisition of Teal Drones Inc., (“Teal”). Under the terms of the agreement, the base purchase price of $14,000,000 was reduced by $1,670,294 of debt assumed by the Company, as well as a working capital deficit adjustment of $1,456,953. Based on the net amount payable of $10,872,753, and a VWAP of $2.908 for the twenty trading days ending August 31, 2022, the Company issued 3,738,911 of common stock. For accounting purposes, the shares were valued at $10,431,562 based on the closing price of our common stock of $2.79 on August 31, 2021. In December 2021, the Company and Teal agreed to a reduction in the purchase price of $438,058 which resulted in the cancellation of 150,639 shares held in escrow. The Stock Consideration may be increased if Teal attains certain revenue levels in the 24 month period following the closing.  The additional consideration begins at $4 million if sales total at least $18 million and ends at $16 million if sales total $36 million.

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

Supplemental Unaudited Pro Forma Financial Information and Other Information

There is no pro forma financial information for the three months ended July 31, 2022 because all acquisitions had closed prior to the beginning of the reporting period.

The following table presents pro forma results for the three months ended July 31, 2021 as if our acquisition of Teal had occurred on May 1, 2021:

	July 31, 2021

	Red Cat	Teal	Consolidated

Revenues	$1,396,751	$312,047	$1,708,798

Net Loss	$(1,557,772)	$(1,165,987)	$(2,723,759)

The acquisition of Skypersonic was completed on May 7, 2021 and its activities during the period from May 1, 2021 to May 7, 2021 were immaterial to the consolidated pro forma results.

The unaudited pro forma financial information has been compiled in a manner consistent with the Company's accounting policies, and includes transaction costs, amortization of the acquired intangible assets, and other expenses directly related to each respective acquisition.  The unaudited pro forma financial information is based on estimates and assumptions which the Company believes are reasonable and are not necessarily indicative of the results that would have been realized had the acquisitions closed on the dates indicated in the tables, nor are they indicative of results of operations that may occur in the future.

Other information related to the Company’s acquisitions include:

•	The purchase price allocation has been finalized for each acquisition except Teal for which the Company is waiting for the final report from the valuation services firm engaged to assist in the identification and valuation of intangible assets acquired.

•	The fair value of shares issued by the Company as part of the consideration paid is normally based on the volume weighted average price of the Company’s common stock for the twenty days prior to the closing of the transaction. For accounting purposes, the shares issued are valued based on the closing stock price on the date that the transaction closes.

•	Goodwill for Rotor Riot relates to its strong social media presence including its 253,000 YouTube subscribers. Goodwill for Fat Shark is attributable to its relationship with manufacturing sources in China and the potential to integrate its goggle technologies with the Teal drone. Goodwill for Skypersonic relates to the future customers expected to leverage its “Fly Anywhere” technologies in a wide range of commercial environments. Goodwill for Teal is ascribed to its existing relationship with several of U.S. government agencies including its classification as an approved vendor.

•	The Company expects that the Goodwill recognized in each transaction will be deductible for tax purposes. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Principles of Consolidation – Our consolidated financial statements include the accounts of our wholly owned operating subsidiaries, which consist of Teal Drones, Fat Shark, Rotor Riot, and Skypersonic. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents – At July 31, 2022, we had cash of $6,245,426 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest receivable separately from marketable securities on our consolidated balance sheets. Accrued interest receivable was $334,654 and $385,730 as of July 31, 2022 and April 30, 2022, respectively, and was included in other current assets. We did not write off any accrued interest receivable during the three months ended July 31, 2022 and 2021.

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

We perform an impairment test at the end of each fiscal year, or more frequently if indications of impairment arise. We have two business segments and evaluate goodwill for impairment based on an evaluation of the fair value of each business segment individually.

Property and equipment – Property and equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally: (i) furniture and fixtures - seven years, (ii) equipment and related - two to five years, and (iii) leasehold improvements - 15 years.

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

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities, and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Derivative Liabilities

The Company has financial instruments that are considered derivatives or contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as liabilities on the Company's balance sheet. The Company measures these instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $233,515 and $437,930 at July 31, 2022 and April 30, 2022, respectively.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the three months ended July 31, 2022 and July 31, 2021, comprehensive loss was $1,336,338 higher and $922 lower than net loss, respectively, related to unrealized losses on available-for-sale securities totaling $1,340,712 and $0, respectively, partially offset by foreign currency translation adjustments of $352 and $922.

Stock-Based Compensation – For stock options, we use the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. For restricted stock, we determine the fair value based on our stock price on the date of grant. For both stock options and restricted stock, we recognize compensation costs on a straight-line basis over the service period which is the vesting term.

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

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive included the following:

	July 31, 2022	April 30, 2022
Series B Preferred Stock, as converted	822,230	822,230
Stock options	3,634,142	3,694,142
Warrants	1,539,999	1,539,999
Restricted stock	971,701	1,083,675
Total	6,968,072	7,140,046

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 19.

Segment Reporting

Since January 2020, we have acquired four separate businesses operating in various aspects of the drone industry. Following the most recent acquisition, the Company focused on integrating and organizing its acquired businesses. These efforts included refining the establishment of Enterprise and Consumer segments in order to sharpen the Company’s focus on the unique opportunities in each sector of the drone industry. The Enterprise segment, which includes Teal Drones and Skypersonic, is focused on opportunities in the commercial sector, including military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments. The Consumer segment, which includes Rotor Riot and Fat Shark, is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives. Effective May 1, 2022, we began to manage our business operations through these business segments. The reportable segments were identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 20 - Segment Reporting”.

Note 3 – Marketable Securities

The following tables set forth information related to our marketable securities as of July 31, 2022:

I.	Cost, unrealized gains or losses, and fair values

	Cost	Unrealized Gains (Losses)	Fair Value
Asset-backed securities	$2,504,563	$(35,324)	$2,469,239
Corporate bonds	35,544,776	(1,305,388)	34,239,388
Total	$38,049,339	$(1,340,712)	$36,708,627

II.	Contractual Maturities

	One Year or Less	One to Five Years	Over Five Years	Total
Asset-backed securities	$—	$2,469,239	$—	$2,469,239
Corporate bonds	16,876,795	16,804,473	558,120	34,239,388
Total	$16,876,795	$19,273,712	$558,120	$36,708,627

III.	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Asset-backed securities	$—	$2,469,239	$—	$2,469,239
Corporate bonds	—	34,239,388	—	34,239,388
Total	$—	$36,708,627	$—	$36,708,627

Note 4 – Inventories

Inventories consisted of the following:

	July 31, 2022	April 30, 2022
Raw materials	$2,396,265	$2,831,713
Work-in-process	524,811	173,112
Finished goods	1,663,760	891,045
Total	$4,584,836	$3,895,870

Inventory purchase orders outstanding totaled approximately $31.9 million. The global supply chain for materials required to produce our drones is presently experiencing significant disruptions and delays. While we have increased our order lead times, we retain the right to cancel or modify these orders prior to their shipment.

Note 5 – Other Current Assets

Other current assets included:

	July 31, 2022	April 30, 2022
Prepaid inventory	$1,804,539	$1,707,085
Accrued interest income	334,654	385,730
Prepaid expenses	555,080	262,069
Total	$2,694,273	$2,354,884

 Note 6 – Due From Related Party

In January 2022, the Company determined that an employee had relocated in 2021 but their compensation had not been subject to the required tax withholding by the new jurisdiction. The amount subject to taxation included $155,624 of cash compensation and $1,413,332 of income associated with the vesting of restricted stock ("Stock Compensation"). In March 2022, the Company entered into a note agreement (the "Note") with the employee in the amount of $510,323, representing the estimated taxes owed by the employee related to the Stock Compensation. Under the terms of the Note, 104,166 shares of common stock with a fair value of $280,832, which had vested during calendar 2021, were withheld by the Company and applied against the Note. The employee agreed not to sell or transfer 110,983 shares of common stock held at the Company's transfer agent until the Note is repaid. In addition, the employee has 20,833 shares of restricted stock vesting monthly in calendar 2022, of which 3,000 shares will be withheld with the fair value of those shares applied against the Note. Any shares issued to the employee in 2022 will be held at the transfer agent until the Note is repaid in full. The Note matures on December 31, 2022. The Company filed amended payroll tax returns on March 16, 2022. In March and April 2022, the Company made payments totaling $712,646 representing $510,323 owed by the employee, $31,604 owed by the Company, and $170,719 of penalties and interest. The note balance totaled $13,404 at July 31, 2022. The shares held at the transfer agent had a fair value of $393,356 at July 31, 2022. The note was repaid in full in August 2022.

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1. Intangible assets were as follows:

		July 31, 2022		April 30, 2022
	Gross Value	Accumulated Amortization	Net Value	Accumulated Amortization	Net Value
Proprietary technology	$1,098,000	(267,284)	$830,716	$(219,267)	$878,733
Non-compete agreements	81,000	(36,417)	44,583	(29,667)	51,333
Customer relationships	39,000	(13,928)	25,072	(12,535)	26,465
Total finite-lived assets	1,218,000	(317,629)	900,371	(261,469)	956,531
Brand name	1,722,000	—	1,722,000	—	1,722,000
Trademark	20,000	—	20,000	—	20,000
Total indefinite-lived assets	1,742,000	—	1,742,000	—	1,742,000
Total intangible assets, net	$2,960,000	(317,629)	$2,642,371	$(261,469)	$2,698,531

Proprietary technology and non-compete agreements are being amortized over 5 and 3 years, respectively. Customer relationships is being amortized over 7 years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of July 31, 2022, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2023	$168,478
2024	221,972
2025	197,638
2026	170,438
2027	141,845
Total	$900,371

Goodwill is a separately stated intangible asset and represents the excess of the purchase price of acquisitions above the net assets acquired. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
Balance at April 30, 2021		8,017,333
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	14,294,499
Balance at April 30, 2022 and July 31, 2022		$25,138,750

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year, and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	July 31, 2022	April 30, 2022
Equipment and related	$630,448	$509,376
Leasehold improvements	567,404	149,330
Furniture and fixtures	54,254	42,746
Accumulated depreciation	(223,746)	(189,762)
Net carrying value	$1,028,360	$511,690

Depreciation expense totaled $28,272 and $0 for the three months ended July 31, 2022 and 2021, respectively.

Note 9 – Operating Leases

As of July 31, 2022, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 4.83 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $121,506 for the three months ended July 31, 2022, including period cost for short-term, cancellable and variable leases, not included in lease liabilities, of $7,946 for the three months ended July 31, 2022.

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,000	December 2024
Orlando, Florida	$4,692	May 2024
San Juan, Puerto Rico	$2,226	June 2027
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022

Supplemental information related to operating leases for the three months ended July 31, 2022 was:

Operating cash paid to settle lease liabilities	$94,491
Weighted average remaining lease term (in years)	3.05
Weighted average discount rate	12%

Future lease payments at July 31, 2022 were as follows:

Fiscal Year Ended:
2023	$291,405
2024	403,878
2025	304,676
2026	76,619
2027	79,300
Thereafter	6,627
Total	$1,162,505

Note 10 – Debt Obligations

A.	Decathlon Capital

In August 2021, Teal restructured its loan agreement with Decathlon Capital. The principal amount of $1,670,294 bears interest at 10% and is payable in monthly installments of $49,275 through its December 31, 2024 maturity date. The balance outstanding at July 31, 2022 totaled $1,256,632.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $537 at July 31, 2022.

C.	Vendor Settlement

In May 2020, Teal entered into a settlement agreement with a vendor that had been providing contract manufacturing services. At August 31, 2021, the Company assumed the outstanding balance of $387,500 which is payable in monthly installments of $37,500 with a final payment of $12,500 that was paid in July 2022.

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

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has "purchased receivables" at a discount.  Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed.  Agreements with activity during the two years ended July 31, 2022 included:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
May 2020	$158,200	$140,000	$18,200	17%	October 2020
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

F.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at July 31, 2022 and April 30, 2022 totaled $93,864 and $102,599 respectively.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at July 31, 2022 totaled $17,317.

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

J.	Summary

Outstanding principal payments on debt obligations are due as follows:

Fiscal 2023	$744,108
Fiscal 2024	572,139
Fiscal 2025	401,568
Total	$1,717,815
Short term – through July 31, 2023	$882,096
Long term – thereafter	$835,719

Note 11 – Due to Related Party

A.	Founder of Fat Shark

In connection with the acquisition of Fat Shark in November 2020, the Company issued a secured promissory note for $1,753,000 to the seller. The note accrued interest at 3% annually and matured in full in November 2023. In May 2021, the Company made an initial payment of $132,200 by directing a refund from a vendor based in China to the noteholder who is also based in China. The remaining balance of $1,620,800 plus accrued interest totaling $45,129 was paid in September 2021.

B.	BRIT, LLC

In January 2020, in connection with the acquisition of Rotor Riot, the Company issued a promissory note for $175,000 to the seller, BRIT, LLC. The note accrued interest at 4.75% annually. The entire outstanding balance of $85,172 plus accrued interest totaling $12,942 was paid in October 2021.

The Company also assumed a line of credit obligation totaling $47,853 which bears interest at 6.67% annually. The outstanding balance totaled $37,196 and $40,057 at July 31, 2022 and April 30, 2022, respectively.

C.	Aerocarve

In 2020, the Company received advances totaling $79,000 from Aerocarve, which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance was repaid in full in May 2021.

Note 12 – Convertible Notes

November 2019 Financing

In November 2019 Financing, the Company issued a convertible note in the principal amount of $300,000 to one accredited investor and in December 2019, the Company issued a convertible note in the principal amount of $125,000 to a director and a convertible note in the principal amount of $25,000 to our chief executive officer (collectively, the “2019 Notes”). The Notes had a term of 2 years and accrued interest at an annual rate of 12% through the date of conversion. In September and October 2020, the entire $450,000 of 2019 Notes, plus accrued interest totaling $45,204, was converted into 710,444 shares of common stock.

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

As of July 31, 2022, (a) the 2020 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $557,297.

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

As of July 31, 2022, (a) the 2021 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $1,143,122.

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

At July 31, 2022 and April 30, 2022, we had accumulated deficits of approximately $31,300,000 and $27,500,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $5,790,500 and $5,087,500, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at July 31, 2022 and April 30, 2022.

Note 14 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2021 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2021	29,431,264
Conversion of Series A preferred stock	1,321,996
Conversion of Series B preferred stock	818,333
Exercise of warrants	66,666
Acquisition of Skypersonic on May 7, 2021, see Note 1	707,293
Acquisition of Teal Drones on August 31, 2021, see Note 1	3,588,272
Public offerings which generated gross proceeds of $76 million and net proceeds of approximately $70.1 million	17,333,334
Exercise of stock options	89,107
Vesting of restricted stock units to employees, net of shares withheld of 225,869 to pay taxes and 92,812 to repay a Note	225,637
Vesting of restricted stock units to Board of Directors	48,124
Vesting of restricted stock units to consultants	7,042
Shares issued for services	111,667
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock units to employees, net of shares withheld of 33,267 to pay taxes and 9,000 to repay a Note	55,915
Vesting of restricted stock units to Board of Directors	12,032
Vesting of restricted stock units to consultants	1,760
Share outstanding as of July 31, 2022	53,818,442

Note 15 – Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at July 31, 2022 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 16 – Warrants

The company issued five-year warrants in connection with two convertible note financings. The warrants have an initial exercise price of $1.50 which may be reduced to a 25% discount of the price per share of Common Stock offered in a future qualified offering. The warrants were valued using the multinominal lattice model and are considered derivative liabilities under ASC 815-40. The value of the warrants was included in the determination of the initial accounting for each financing including the calculation of the derivative liability and related expense.

A summary of the warrants issued and their fair values were:

	Upon Issuance		July 31, 2022
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$557,297
January 2021	675,000	$2,870,666	540,000	$1,143,122

In March and April 2021, we received $201,249 related to the exercise of 201,666 of the warrants. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $694,305 with a corresponding increase in additional paid in capital. In June 2021, we received $99,999 in connection with the exercise of 66,666 additional warrants which resulted in the elimination of an additional $163,141 of the derivative liability in the warrants.

In May 2021, the Company issued warrants to purchase 200,000 shares of common stock to the placement agent of its common stock offering. The warrants have a five-year term and an exercise price of $5.00.

In July 2021, the Company issued warrants to purchase 533,333 shares of common stock to the placement agent of its common stock offering. The warrants have a five-year term and an exercise price of $5.625.

The following table presents the range of assumptions used to estimate the fair values of warrants granted during the three months ended July 31:

	2022	2021
Risk-free interest rate	—	0.79 – 0.85%
Expected dividend yield	—	—
Expected term (in years)	—	5.00 – 5.00
Expected volatility	—	222.45 – 223.17%

The following table summarizes the changes in warrants outstanding since April 30, 2021.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	873,332	1.50	4.62	2,218,263
Granted	733,333	$5.45
Exercised	(66,666)	1.50
Outstanding as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—
Exercised	—
Outstanding at July 31, 2022	1,539,999	$3.38	3.63	$540,466

Note 17 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

Options

The table below sets forth the range of assumptions used to calculate the fair value of options granted during the three months ended July 31:

	2022	2021
Exercise Price	—	$ 2.41 – 2.60
Stock price on date of grant	—	2.41 – 2.60
Risk-free interest rate	—	0.47 – 1.57%
Dividend yield	—	—
Expected term (years)	—	3.75 – 10.00
Volatility	—	210.68 – 214.17%

A summary of options activity under the Plan since April 30, 2021 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2021	2,197,475	$1.79	8.68	4,943,870
Granted	1,681,000	2.58
Exercised	(150,000)	2.49
Forfeited or expired	(34,333)	2.11
Outstanding as of April 30, 2022	3,694,142	2.17	8.56	1,407,545
Granted	—
Exercised	—
Forfeited or expired	(60,000)	2.55
Outstanding as of July 31, 2022	3,634,142	2.16	8.31	1,608,791
Exercisable as of July 31, 2022	2,312,975	$1.89	7.68	$1,334,291

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of July 31, 2022 and July 31, 2021, there was $2,760,989 and $1,592,188 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 2.10 and 1.61 years, respectively.

Restricted Stock

A summary of restricted stock activity under the plan since April 30, 2021 is as follows:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2021	687,500	$2.69
Granted	995,659	2.55
Vested	(599,484)	2.64
Forfeited	—	—
Unvested and outstanding as of April 30, 2022	1,083,675	2.59
Granted	—	—
Vested	(111,974)	2.57
Forfeited	—	—
Unvested and outstanding as of July 31, 2022	971,701	$2.59

Stock Compensation

Stock compensation expense for the three months ended July 31 was as follows:

	2022	2021
General and administrative	$345,168	$219,601
Research and development	144,798	56,480
Operations	158,431	63,261
Sales and marketing	107,074	44,744
Total	$755,471	$384,086

Stock compensation expense pertaining to options totaled $458,023 and $187,494 for the three months ended July 31, 2022 and 2021, respectively. Stock compensation expense pertaining to restricted stock units totaled $297,448 and $196,592 for the three months ended July 31, 2022 and 2021, respectively.

Note 18 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 12 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of July 31, 2022 and April 30, 2022 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	July 31, 2022	April 30, 2022
Risk-free interest rate	2.83%	0.52 – 2.87%
Expected dividend yield	—	—
Expected term (in years)	3.17 – 3.50	3.42 – 4.50
Expected volatility	225.77 – 235.23%	211.02 – 292.28%

As of July 31, 2022 all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the three months ended July 31, 2022 and the year ended April 30, 2022 were as follows:

	July 31, 2022	April 30, 2022
Balance, beginning of period	$1,607,497	$2,812,767
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	(163,141)
Changes in fair value	92,922	(1,042,129)
Balance, end of period	$1,700,419	$1,607,497

Changes in fair value primarily relate to changes in the Company’s stock price during the period with increases in the stock price increasing the liability and decreases in the stock price reducing the liability.

Note 19 - Related-Party Transactions

In July 2021, the Company entered into a consulting agreement with a director resulting in monthly payments of $6,000. In addition, the Company issued 150,000 options to purchase common stock at $2.51 which vest quarterly over the one-year term of the agreement. In January 2022, the agreement was amended to increase the monthly payments to $10,000. The agreement expired in June 2022.

In January 2022, the Company entered into a note agreement with an employee in the principal amount of $510,323, as further described in Note 6.

Additional related party transactions are disclosed in Note 11.

Note 20 - Segment Reporting

We define our segments as those operations whose results are regularly reviewed by our CODM to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO, COO, and CFO.

The Enterprise segment is focused on opportunities in the commercial sector, including military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments.

The Consumer segment is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives.

Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three months ended July 31, 2022 and 2021, respectively.

	For the three months ended July 31, 2022
	Enterprise	Consumer	Corporate	Total
Revenues	$1,126,551	$1,942,720	$—	$3,069,271
Cost of goods sold	1,044,431	1,667,213	—	2,711,644
Gross margin	82,120	275,507	—	357,627

Operating expenses	1,661,363	495,028	1,899,732	4,056,123
Operating loss	(1,579,243)	(219,521)	(1,899,732)	(3,698,496)

Other expenses, net	63,229	(124)	49,998	113,103
Net loss	$(1,642,472)	$(219,397)	$(1,949,730)	$(3,811,599)

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	For the three months ended July 31, 2022
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$688,244	$241,628	$—	$929,872
Inventory, net	3,486,487	1,098,349	—	4,584,836
Inventory deposits	$1,158,195	$646,344	$—	$1,804,539

Note 21 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

In August and September 2022, the Company entered into inventory purchase orders totaling $3.1 million. The global supply chain for materials required to produce our drones is presently experiencing significant disruptions and delays. While we have increased our order lead times, we retain the right to cancel or modify these orders prior to their shipment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on providing products, services and solutions to the drone industry. Any statements that are not historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company's Annual Report on Form 10-K filed with the SEC on July 27, 2022.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Quarterly Report on Form 10-Q except as required by federal securities law.

Recent Developments

Corporate developments since May 1, 2021 include:

Capital Transactions

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") in which it sold 4,000,000 shares of its common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant to an underwriting agreement with Think Equity. These shares of common stock were sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement").

S-3 Offering

On July 21, 2021 the Company closed a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of its Common Stock at a purchase price of $4.50 per share to ThinkEquity. These shares of common stock were sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021.

Acquisitions

The Company has completed a number of acquisitions since May 2020. A full description of these acquisitions is set forth in Note 1 of the financial statements. A brief summary of these acquisitions is as follows:

In September 2020, the Company acquired Fat Shark Holdings, a provider of First Person View (FPV) video goggles to the drone industry. The purchase price was $8,354,076.

In May 2021, the Company acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

In August 2021, the Company acquired Teal Drones, a leader in commercial and government UAV (Unmanned Aerial Vehicles) technology. The purchase price was $10,011,279.

Plan of Operations

Since April 2016, the Company's primary business has been to provide products, services and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Beginning in January 2020, the Company has expanded the scope of its drone products and services through a number of acquisitions. Fat Shark Holdings is a provider of First Person View (FPV) video goggles to the drone industry. Rotor Riot sells FPV drones and equipment, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. Skypersonic provides software and hardware solutions that enable drones to complete inspection services in locations where GPS (global positioning systems) are not available, yet still record and transmit data even while being operated from thousands of miles away. Teal Drones is a leader in commercial and government UAV technology.

Results of Operations

The analysis of the Company's results of operations for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 is significantly impacted by the acquisition of Teal Drones in August 31, 2021.  The timing of the acquisition resulted in there being no financial information related to Teal included in the Company's financial statements for the three months ended July 31, 2021.  Conversely, Teal was the largest operating subsidiary during the three months ended July 31, 2022.  Since acquiring Teal, the Company has tripled the number of employees and significantly expanded its facilities.  As a result, the comparison of the three months ended July 31, 2022 to the three months ended July 31, 2021 yields more significant changes than might normally occur.

Three Months Ended July 31, 2022 and July 31, 2021

Revenue

During the three months ended July 31, 2022 (or the "2022 period"), we generated revenues of $3,069,271 compared to $1,396,751 for the three months ended July 31, 2021 (or the "2021 period"), representing an increase of $1,672,520, or 120%. Consumer revenues totaled $1,942,720 during the 2022 period compared to $1,355,675 during the 2021 period, resulting in an increase of $587,045, or 43%. Approximately $371,000, or 63%, of the increase is attributed to higher revenues for Fat Shark which launched its newest product release, the Dominator, in the first quarter. Enterprise revenues totaled $1,126,551 during the 2022 period compared to $41,076 during the 2021 period, resulting in an increase of $1,085,475, or greater than 100%. This increase is due to the acquisition of Teal that occurred after the 2021 period which accounted for 98% of Enterprise revenues during the 2022 period.

Cost of Goods Sold

Cost of Goods totaled $2,711,644 in the 2022 period compared to $1,294,347 in the 2021 period, representing an increase of $1,417,297, or 109%. The increase directly related to higher revenues which increased by 120% in the 2022 period compared to the 2021 period.

Gross Margin

Gross margin totaled $357,627 during the three months ended July 31, 2022 compared to $102,404 during the three months ended July 31, 2021, representing an increase of $255,223, or approximately 250%. On a percentage basis, gross margin was 11.7% during the 2022 period compared to 7.3% during the 2021 period. The percentage basis increase primarily related to Fat Shark which realized higher margins in the 2022 period related to the launch of its Dominator goggles compared to the 2021 period when it lowered prices to expedite the sale of products near the end of their life cycle. These changes in product offerings increased gross margin for Fat Shark from 12% in the 2021 period to 16% in the 2022 period.

Operating Expenses

Operations expense totaled $1,048,086 during the 2022 period compared to $176,863 during the 2021 period, resulting in an increase of $871,223, or almost five times. Approximately 89% of the increase, or $777,550, related to Teal which was not acquired until August 2021, and therefore, had no expenses during the 2021 period. Approximately 62% of Teal's costs related to payroll with the balance spread ratably across numerous categories including office, overhead, and information technology.

Research and development expenses totaled $532,770 during the three months ended July 31, 2022 compared to $244,254 during the three months ended July 31, 2021, representing an increase of $288,516, or 118%. The entire increase related to expenses incurred at Teal which was acquired on August 31, 2021, and therefore had no expenses in the 2021 period. Approximately 69% of Teal's expenses related to payroll with 25% related to office.

Sales and marketing costs totaled $602,231 during the 2022 period compared to $100,633 during the 2021 period, resulting in an increase of $501,598, or almost five times. Payroll costs totaled $217,520 in the 2022 period compared to $50,080 resulting in an increase of $167,440 which represented 33% of the total increase in sales and marketing costs. Professional services costs totaled $150,259 in the 2022 period compared to $5,071 resulting in an increase of $145,188 which represented 29% of the total increase. In addition, higher travel and related costs represented 18% of the increase while advertising costs accounted for 17%.

General and administrative expenses totaled $1,117,565 during the three months ended July 31, 2022 compared to $876,180 during the three months ended July 31, 2021, representing an increase of $241,385, or 28%. Payroll costs totaled $360,133 in the 2022 period compared to $197,435 in the 2021 period resulting in an increase of $162,698, or 67% of the total increase in general and administrative expenses. Information technology services costs increased by $72,988 representing 30% of the total increase.

During the three months ended July 31, 2022, we incurred stock-based compensation costs of $755,471 compared to $384,086 in the 2021 period, resulting in an increase of $371,385 or 97%. Since the 2021 period, the Company has issued 1,232,000 additional options which resulted in incremental stock based compensation costs of $270,529 in the 2022 period. In addition, costs related to restricted stock awards totaled $297,448 during the 2022 period compared to $196,592 during the 2021 period.

Other Income

Other Income (Expense) totaled other expense of $113,103 during the 2022 period compared to other income of $121,840 during the 2021 period, representing a change of $234,943. The largest component change was the recognition of an expense of $92,922 during the 2022 period related to the change in the fair value of derivative liability compared to income of $154,248 during the 2021 period, representing a change of $247,170. Changes in the fair value of the derivative liability are most significantly impacted by changes in the Company's stock price. An increase in the stock price during the 2022 period resulted in expense whereas a decrease in the stock price during the 2021 period resulted in income. In addition, the Company recognized net investment income of $130,296 in the 2022 period compared to zero during the 2021 period. Early in fiscal 2022, the Company completed two offerings of common stock which generated net proceeds of approximately $70 million. These funds were primarily invested in high quality, corporate debt which generated investment income during the 2022 period. Depreciation and amortization expense, included in other, totaled $84,432 in the 2022 period compared to $16,326 in the 2021 period, resulting in an increase of $68,106, or more than 100%.

Net Loss

Net Loss totaled $3,811,599 during the three months ended July 31, 2022 compared to $1,557,772 during the three months ended July 31, 2021, representing an increase of $2,253,827, or approximately 145%.  The acquisition of Teal Drones in August 2021 accounted for the majority of the increase as it was fully operational in the 2022 period but was acquired after the end of the 2021 period.  Teal's operating loss for the three months ended July 31, 2022 was approximately $1,309,000 which equals approximately 36% of the consolidated net loss for the 2022 period.  Since acquiring Teal, we have tripled its headcount and significantly expanded its facilities.

Cash Flows

Operating Activities

Net cash used in operating activities was $4,813,815 during the three months ended July 31, 2022, compared to net cash used in operating activities of $4,073,042 during the three months ended July 31, 2021 representing an increase of $740,773, or 18%. Net cash used in operations, net of non-cash expenses totaling $943,500, equaled $2,868,099 in the 2022 period compared to $1,119,608 in the 2021 period, resulting in an increase of $1,748,491, or greater than 100%. The higher use of cash primarily related to the acquisition of Teal Drones in August 2021 which resulted in a full quarter of operations in the 2022 period but no activity in the 2021 period.  Teal incurred an operating loss of $1,309,219 in the 2022 period which approximates the net cash used.  Net cash used related to changes in operating assets and liabilities totaled $1,945,716 during the three months ended July 31, 2022, compared to $2,953,434 during the three months ended July 31, 2021, representing a decrease of $1,007,718, or 34%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.  During the 2021 period, the Company made deposits to purchase inventory totaling $1,519,598 in response to worldwide supply chain issues.

Investing Activities

Net cash provided by investing activities was $7,659,707 during the three months ended July 31, 2022 compared to $13,502 during the three months ended July 31, 2021 resulting in an increase of $7,646,205. The increase is primarily due to net proceeds of $8,204,649 from maturities of marketable securities which were used to fund operations, partially offset by purchases of property and equipment of $544,942 primarily related to the expansion of the manufacturing facilities for Teal.

Financing Activities

Net cash used in financing activities totaled $685,281 during the three months ended July 31, 2022 compared to net cash provided by financing activities of $69,900,774 during the three months ended July 31, 2021. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2022 period, the Company received net proceeds of approximately $70.1 million in connection with two offerings of common stock.

Liquidity and Capital Resources

At July 31, 2022, the Company reported current assets totaling $51,176,438, current liabilities totaling $4,554,396 and net working capital of $46,622,042. Cash and marketable securities totaled $42,954,053 at July 31, 2022.  Inventory related balances, including pre-paid inventory, totaled $6,389,375. We continue to maintain higher-than-normal inventory balances related to the global supply chain issues, including chip shortages, which have been ongoing for more than a year. At July 31, 2022, the Company was in a strong liquidity and capital position relative to its operating results for the quarter ended July 31, 2022 and its expected cash requirements for the next twelve months.

Capital Transactions

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the “S-1 Offering”) in which it sold 4,000,000 shares of its common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters (“ThinkEquity”), pursuant to an underwriting agreement with Think Equity. These shares of common stock were sold by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the “S-1 Registration Statement”). The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters' fees and expenses and the Company's estimated Offering expenses, were approximately $14.6 million.

S-3 Offering

On July 21, 2021 the Company closed a firm commitment underwritten public offering (the "S-3 Offering") in which it sold an aggregate of 13,333,334 shares of its Common Stock at a purchase price of $4.50 per share to ThinkEquity. These shares of common stock were sold by the Company pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in this registration statement filed with the SEC on July 19, 2021. The net proceeds to the Company from the S-3 Offering, after deducting the underwriting discount, the underwriters' fees and expenses and the Company's estimated expenses related to this S-3 Offering, were approximately $55.5 million.

Going Concern

We only began generating revenues in January 2020 and have reported net losses since inception.  We expect to report net losses for at least the next twelve months.  To date, we have funded our operations through debt and equity transactions.  In May and July 2021, we completed common stock offerings which generated gross proceeds of approximately $70 million.  At July 31, 2022, we reported cash and investment balances of approximately $43 million.  We expect these financial resources to be sufficient to fund our operations for at least the next twelve months.  However, we can provide no assurance that these financial resources will be sufficient to fund our operations until we reach profitability.  If we are unable to become profitable before expending our current financial resources, we will need to raise additional capital through equity or debt transactions.  We can provide no assurance that such additional financing, if required, will be available to us on acceptable terms, or at all. If we are unable to become profitable or obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2022, Robert Stang filed an action against Teal Drones, Inc. and George Matus in the United States District Court for the Northern District of California, Robert Stang v. Teal Drones, Inc. and George Matus (No. 22-cv-01586-JSC). The complaint asserts claims for breach of contract and unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased from Teal Drones, Inc. prior to the acquisition by the Company. The Complaint also alleges breach of fiduciary duty against Mr. Matus and seeks in excess of $1 million in damages. The Company has filed an Answer to the Complaint and the litigation is ongoing.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 (the "Exchange Act") and are not required to provide the information. Our most recent risk factor disclosures may be review in our Annual Report on Form 10-K for the year ended April 30, 2022, as filed with the SEC on July 27, 2022.

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

Date: September 12, 2022	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2022	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

