Form 10-Q
period 2022-10-31
Red Cat Holdings, Inc.
filed 2022-12-15
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of December 15, 2022, there were 54,317,718 shares of the registrant's common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		34

RED CAT HOLDINGS

Consolidated Balance Sheets

(Unaudited)

	October 31,	April 30,
	2022	2022
ASSETS
Current assets
Cash	$1,582,751	$4,084,815
Marketable securities	31,302,888	44,790,369
Accounts receivable, net	917,802	495,506
Inventory	6,560,092	3,895,870
Other	4,453,439	2,354,884
Due from related party	—	31,853
Total current assets	44,816,972	55,653,297

Goodwill	19,839,750	25,138,750
Intangible assets, net	7,777,741	2,698,531
Property and equipment, net	1,700,821	511,690
Other	57,033	57,033
Operating lease right-of-use assets	852,065	1,019,324
Total long term assets	30,227,410	29,425,328

TOTAL ASSETS	$75,044,382	$85,078,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,649,341	$1,018,747
Accrued expenses	541,097	1,084,494
Debt obligations - short term	895,257	956,897
Due to related party	—	40,057
Customer deposits	123,308	437,930
Operating lease liabilities	298,609	293,799
Warrant derivative liability	1,013,675	1,607,497
Total current liabilities	4,521,287	5,439,421

Operating lease liabilities	601,243	749,825
Debt obligations - long term	694,581	973,707
Total long term liabilities	1,295,824	1,723,532
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 986,676 and 986,676	9,867	9,867
Common stock - shares authorized 500,000,000; outstanding 54,229,539 and 53,748,735	54,229	53,749
Additional paid-in capital	108,406,712	106,821,384
Accumulated deficit	(37,555,132)	(27,499,056)
Accumulated other comprehensive income	(1,688,405)	(1,470,272)
Total stockholders' equity	69,227,271	77,915,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,044,382	$85,078,625

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements Of Operations

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2022	2021	2022	2021
Revenues	$1,530,462	$1,863,239	$4,599,733	$3,259,990

Cost of goods sold	1,296,807	1,710,657	4,008,451	3,005,004

Gross Margin	233,655	152,582	591,282	254,986

Operating Expenses
Operations	1,752,873	283,249	2,800,959	460,112
Research and development	1,354,914	493,441	1,887,684	737,695
Sales and marketing	731,769	185,385	1,334,000	286,018
General and administrative	1,919,637	1,050,708	3,037,202	1,926,888
Stock based compensation	1,246,796	899,937	2,002,267	1,284,023
Total operating expenses	7,005,989	2,912,720	11,062,112	4,694,736
Operating loss	(6,772,334)	(2,760,138)	(10,470,830)	(4,439,750)

Other Expense (Income)
Change in fair value of derivative liability	(686,744)	(118,813)	(593,822)	(273,061)
Investment income, net	(103,817)	38,447	(234,113)	38,447
Interest expense	32,485	46,017	68,172	63,116
Other, net	230,219	14,812	345,009	30,121
Other Expense (Income)	$(527,857)	$(19,537)	$(414,754)	$(141,377)

Net loss	$(6,244,477)	$(2,740,601)	$(10,056,076)	$(4,298,373)

Loss per share - basic and diluted	$(0.12)	$(0.05)	$(0.19)	$(0.10)

Weighted average shares outstanding - basic and diluted	54,078,111	52,147,541	53,928,133	43,110,884

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series A		Series B				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Acquisition of Skypersonic	—	—	—	—	685,321	685	2,630,955	—	—	2,631,640

Public offerings, net of $5,959,800 of issuance costs	—	—	—	—	17,333,334	17,333	70,022,871	—	—	70,040,204

Exercise of warrants	—	—	—	—	66,666	67	263,073	—	—	263,140

Conversion of preferred stock	—	—	(982,000)	(9,820)	818,333	818	9,002	—	—	—

Stock based compensation	—	—	—	—	—	—	384,023	—	—	384,023

Vesting of restricted stock	—	—	—	—	62,500	63	—	—	—	63

Shares issued for services	—	—	—	—	91,667	92	191,908	—	—	192,000

Currency translation adjustments	—	—	—	—	—	—	—	—	922	922

Net loss	—	—	—	—	—	—	—	(1,557,772)	—	(1,557,772)

Balances, July 31, 2021	158,704	$1,587	986,676	$9,867	48,489,085	$48,489	$94,527,350	$(17,367,700)	$922	$77,220,515

Acquisition of Skypersonic	—	—	—	—	21,972	22	84,350	—	—	84,372

Acquisition of Teal Drones	—	—	—	—	3,588,272	3,588	10,007,691	—	—	10,011,279

Conversion of preferred stock	(158,704)	(1,587)	—	—	1,321,996	1,322	265	—	—	—

Stock based compensation	—	—	—	—	243,585	244	899,693	—	—	899,937

Shares issued for services	—	—	—	—	20,000	20	59,380	—	—	58,400

Currency translation adjustments	—	—	—	—	—	—	—	—	669	669

Net loss	—	—	—	—	—	—	—	(2,740,601)	—	(2,740,601)

Balances, October 31, 2021	—	$—	986,676	$9,867	53,684,910	$53,685	$105,577,729	$(20,108,301)	$1,591	$85,534,571

Balances, April 30, 2022	—	$—	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,056)	$(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	—	—	755,471	—	—	755,471

Vesting of restricted stock units	—	—	—	—	69,707	69	(84,145)	—	—	(84,076)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	133,582	133,582

Currency translation adjustments	—	—	—	—	—	—	—	—	352	352

Net loss	—	—	—	—	—	—	—	(3,811,599)	—	(3,811,599)

Balances, July 31, 2022	—	$—	986,676	$9,867	53,818,442	$53,818	$107,492,710	$(31,310,655)	$(1,336,338)	$74,909,402

Stock based compensation	—	—	—	—	—	—	1,246,796	—	—	1,246,796

Vesting of restricted stock units	—	—	—	—	411,097	411	(332,794)	—	—	(332,383)

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(350,811)	(350,811)

Currency translation adjustments	—	—	—	—	—	—	—	—	(1,256)	(1,256)

Net loss	—	—	—	—	—	—	—	(6,244,477)	—	(6,244,477)

Balances, October 31, 2022	—	$—	986,676	$9,867	54,229,539	$54,229	$108,406,712	$(37,555,132)	$(1,688,405)	$69,227,271

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended October 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(10,056,076)	$(4,298,373)
Stock based compensation - options	890,711	505,821
Stock based compensation - restricted units	1,111,556	778,202
Common stock issued for services	—	250,400
Amortization of intangible assets	219,790	32,651
Realized loss from sale of marketable securities	28,416	—
Depreciation	91,804	5,455
Change in fair value of derivative	(593,822)	(273,061)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(422,296)	27,002
Inventory	(2,664,222)	(319,124)
Other	(2,098,555)	(3,814,101)
Operating lease right-of-use assets and liabilities	23,487	10,887
Customer deposits	(314,622)	8,753
Accounts payable	630,594	(976,679)
Accrued expenses	(380,904)	(505,340)
Net cash used in operating activities	(13,534,139)	(8,567,507)

Cash Flows from Investing Activities
Cash acquired through acquisitions	—	24,866
Purchases of property and equipment	(1,280,935)	(30,147)
Proceeds from maturities of marketable securities	13,241,836	1,855,788
Purchases of marketable securities	—	(49,978,445)
Net cash provided by (used in) investing activities	11,960,901	(48,127,938)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	—	99,999
Proceeds from related party obligations	13,404	—
Payments under related party obligations	(40,057)	(1,866,381)
Payments under debt obligations	(340,766)	(320,965)
Payments of taxes related to equity transactions	(561,407)	—
Proceeds from issuance of common stock, net	—	70,065,203
Net cash (used in) provided by financing activities	(928,826)	67,977,856

Net (decrease) increase in Cash	(2,502,064)	11,282,411
Cash, beginning of period	4,084,815	277,347
Cash, end of period	1,582,751	11,559,758

Cash paid for interest	62,862	26,175
Cash paid for income taxes	—	—

Non-cash transactions
Fair value of shares issued in acquisitions	$—	$12,727,292
Unrealized loss on marketable securities	$217,229	$—
Elimination of derivative liability	$—	$163,141
Indirect payment to related party	$—	$132,200
Shares withheld as payment of note receivable	$18,449	$—
Conversion of preferred stock into common stock	$—	$11,407
Taxes related to net share settlement of equity awards	$9,448	$—

See accompanying notes.

 RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2022 and 2021

(unaudited)

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2022 of Red Cat Holdings, Inc. (the "Company"), filed with the Securities and Exchange Commission ("SEC") on July 27, 2022.

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

Corporate developments during the two years ended October 31, 2022 include:

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

In May 2021, the Company acquired all of the outstanding stock of Skypersonic, Inc. (“Skypersonic”) in exchange for $3,000,000 of our common stock. The number of shares issuable was based on the volume weighted average price ("VWAP") of our common stock for the 20 trading days ending May 7, 2021. Based on a VWAP of $4.0154, the Company issued 747,124 shares. In addition, the Company also agreed to issue 110,000 shares of common stock to a shareholder. For accounting purposes, the 857,124 shares were valued at $3,291,356 based on the closing price of our common stock of $3.84 on May 7, 2021. Prior to the closing, the Company provided $75,000 to Skypersonic to fund its operating costs. This amount was capitalized as part of the purchase price. In October 2021, the Company and Skypersonic agreed to a reduction in the purchase price of $601,622 which resulted in the cancellation of 149,829 shares held in escrow.

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

On August 31, 2021, the Company closed the acquisition of Teal Drones Inc., (“Teal”). Under the terms of the agreement, the base purchase price of $14,000,000 was reduced by $1,670,294 of debt assumed by the Company, as well as a working capital deficit adjustment of $1,456,953. Based on the net amount payable of $10,872,753, and a VWAP of $2.908 for the twenty trading days ending August 31, 2022, the Company issued 3,738,911 of common stock. For accounting purposes, the shares were valued at $10,431,562 based on the closing price of our common stock of $2.79 on August 31, 2021. In December 2021, the Company and Teal agreed to a reduction in the purchase price of $438,058 which resulted in the cancellation of 150,639 shares held in escrow. The Stock Consideration may be increased if Teal attains certain revenue levels in the 24-month period following the closing.  The additional consideration begins at $4 million if sales total at least $18 million and ends at $16 million if sales total $36 million.

The final summary of the purchase price and its related allocation is as follows:

Total Purchase Price – shares issued	$10,011,279

Assets acquired
Cash	11,364
Accounts receivable	47,964
Other current assets	15,085
Other assets	48,595
Inventory	1,253,755
Brand name	1,430,000
Proprietary technology	3,869,000
Total assets acquired	6,675,763
Liabilities assumed
Accounts payable and accrued expenses	1,143,899
Customer deposits	1,766,993
Notes payable	2,749,091
Total liabilities assumed	5,659,983
Total fair value of net assets acquired	1,015,780
Goodwill	$8,995,499

The Company engaged a valuation services firm to value the intangible assets acquired and the purchase price allocation is now complete. Intangible assets included proprietary technology which is being amortized over 6 years. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) (the “Loan Agreement”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments to $49,275 until maturity on December 31, 2024. The Company assumed the Loan Agreement in connection with the acquisition.

Supplemental Unaudited Pro Forma Financial and Other Information

There is no pro forma financial information for the six months ended October 31, 2022 because all acquisitions had closed prior to the beginning of the reporting period. The following table presents pro forma results as if our acquisition of Teal had occurred on May 1, 2021:

	Three months ended October 31, 2021			Six months ended October 31, 2021
	Red Cat	Teal	Consolidated	Red Cat	Teal	Consolidated
Revenues	$1,863,239	$104,016	$1,967,255	$3,259,990	$416,063	$3,676,053

Net Loss	$(2,740,601)	$(301,783)	$(3,042,384)	$(4,298,373)	$(1,467,770)	$(5,766,143)

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

Other information related to the Company’s acquisitions include:

•	The purchase price allocation has been finalized for each acquisition based on the report from the valuation services firm engaged to assist in the identification and valuation of intangible assets acquired.

•	The fair value of shares issued by the Company as part of the consideration paid is normally based on the volume weighted average price of the Company’s common stock for the twenty days prior to the closing of the transaction. For accounting purposes, the shares issued are valued based on the closing stock price on the date that the transaction closes.

•	Goodwill for Rotor Riot relates to its strong social media presence including more than 200,000 YouTube subscribers. Goodwill for Fat Shark is attributable to its relationship with manufacturing sources in China and the potential to integrate its goggle technologies with the Teal drone. Goodwill for Skypersonic relates to the future customers expected to leverage its “Fly Anywhere” technologies in a wide range of commercial environments. Goodwill for Teal is ascribed to its existing relationship with several U.S. government agencies including its classification as an approved vendor.

•	The Company expects that the Goodwill recognized in each transaction will be deductible for tax purposes. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.

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

Cash and Cash Equivalents – At October 31, 2022, we had cash of $1,582,751 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present interest income receivable separately from marketable securities on our consolidated balance sheets. Accrued interest receivable was $312,931 and $385,730 as of October 31, 2022 and April 30, 2022, respectively, and was included in other current assets. We did not write off any accrued interest receivable during the six months ended October 31, 2022 and 2021.

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

Goodwill – Goodwill represents the excess of the purchase price of an acquisition over the estimated fair value of identifiable net assets acquired. The measurement period for the valuation of assets acquired and liabilities assumed ends as soon as information on the facts and circumstances that existed as of the acquisition date becomes known, not to exceed 12 months. Adjustments in a purchase price allocation may require a change in the amounts allocated to goodwill during the periods in which an adjustment is determined.

We perform an impairment test at the end of each fiscal year, or more frequently if indications of impairment arise. We have two business segments and evaluate goodwill for impairment based on an evaluation of the fair value of each business segment individually.

Property and equipment – Property and equipment is stated at cost less accumulated depreciation and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally: (i) furniture and fixtures - seven years, (ii) equipment and related - two to five years, and (iii) leasehold improvements - 15 years.

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

The Company determines if a contract is a lease or contains a lease at inception.  Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term.  The Company's leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its last debt financing. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments.  Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $123,308 and $437,930 at October 31, 2022 and April 30, 2022, respectively.

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

Income Taxes – Deferred taxes are provided on the liability method; whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the six months ended October 31, 2022 and October 31, 2021, comprehensive loss was $218,133 higher and $1,591 lower than net loss, respectively, related to unrealized losses on available-for-sale securities totaling $217,229 and $0, respectively, as well as by foreign currency translation adjustments of negative $904 and positive $1,591.

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

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive included the following:

	October 31, 2022	April 30, 2022
Series B Preferred Stock, as converted	822,230	822,230
Stock options	3,994,558	3,694,142
Warrants	1,539,999	1,539,999
Restricted stock	1,106,514	1,083,675
Total	7,463,301	7,140,046

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 19.

Segment Reporting

Since January 2020, we have acquired four separate businesses operating in various aspects of the drone industry. Following the most recent acquisition, the Company focused on integrating and organizing its acquired businesses. These efforts included refining the establishment of Enterprise and Consumer segments to sharpen the Company’s focus on the unique opportunities in each sector of the drone industry. The Enterprise segment, which includes Teal Drones and Skypersonic, is focused on opportunities in the commercial sector, including military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments. The Consumer segment, which includes Rotor Riot and Fat Shark, is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives. Effective May 1, 2022, we began to manage our business operations through these business segments. The reportable segments were identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 20 - Segment Reporting”.

Note 3 – Marketable Securities

The following tables set forth information related to our marketable securities as of October 31, 2022:

I.	Cost, unrealized gains or losses, and fair values

	Cost	Unrealized Gains (Losses)	Fair Value
Asset-backed securities	$1,663,414	$(27,702)	$1,635,712
Corporate bonds	31,330,997	(1,663,821)	29,667,176
Total	$32,994,411	$(1,691,523)	$31,302,888

II.	Contractual Maturities

	One Year or Less	One to Five Years	Over Five Years	Total
Asset-backed securities	$—	$1,635,712	$—	$1,635,712
Corporate bonds	14,785,077	14,577,260	304,839	29,667,176
Total	$14,785,077	$16,212,972	$304,839	$31,302,888

III.	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Asset-backed securities	$—	$1,635,712	$—	$1,635,712
Corporate bonds	—	29,667,176	—	29,667,176
Total	$—	$31,302,888	$—	$31,302,888

Note 4 – Inventories

Inventories consisted of the following:

	October 31, 2022	April 30, 2022
Raw materials	$3,221,442	$2,831,713
Work-in-process	291,870	173,112
Finished goods	3,046,780	891,045
Total	$6,560,092	$3,895,870

Inventory purchase orders outstanding totaled approximately $29.3 million. The global supply chain for materials required to produce our drones continues to experience significant disruptions and delays. While we have increased our order lead times and quantities, we retain the right to cancel or modify these orders prior to their shipment.

Note 5 – Other Current Assets

Other current assets included:

	October 31, 2022	April 30, 2022
Prepaid inventory	$3,705,853	$1,707,085
Accrued interest income	312,931	385,730
Prepaid expenses	434,655	262,069
Total	$4,453,439	$2,354,884

Note 6 – Due From Related Party

In January 2022, the Company determined that an employee had relocated in 2021 but their compensation had not been subject to the income tax withholding required by the new jurisdiction. The amount subject to taxation included $155,624 of cash compensation and $1,413,332 of income associated with the vesting of restricted stock ("Stock Compensation"). In March 2022, the Company entered into a note agreement (the "Note") with the employee in the amount of $510,323, representing the estimated taxes owed by the employee related to the Stock Compensation. Under the terms of the Note, 104,166 shares of common stock with a fair value of $280,832, which had vested during calendar 2021, were withheld by the Company and applied against the Note. The employee agreed not to sell or transfer 110,983 shares of common stock held at the Company's transfer agent until the Note was repaid. In addition, the employee has 20,833 shares of restricted stock vesting monthly in calendar 2022, of which 3,000 shares will be withheld with the fair value of those shares applied against the Note. Any shares issued to the employee in 2022 will be held at the transfer agent until the Note is repaid in full. The Note matures on December 31, 2022. The Company filed amended payroll tax returns on March 16, 2022. In March and April 2022, the Company made payments to the relevant tax authorities totaling $712,646 representing $510,323 owed by the employee, $31,604 owed by the Company, and $170,719 of penalties and interest. The Note was repaid in full in August 2022.

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1. Intangible assets were as follows:

	October 31, 2022			April 30, 2022
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,967,000	(422,773)	$4,544,227	$1,098,000	$(219,267)	$878,733
Non-compete agreements	81,000	(43,166)	37,834	81,000	(29,667)	51,333
Customer relationships	39,000	(15,320)	23,680	39,000	(12,535)	26,465
Total finite-lived assets	5,087,000	(481,259)	4,605,741	1,218,000	(261,469)	956,531
Brand name	3,152,000	—	3,152,000	1,722,000	—	1,722,000
Trademark	20,000	—	20,000	20,000	—	20,000
Total indefinite-lived assets	3,172,000	—	3,172,000	1,742,000	—	1,742,000
Total intangible assets, net	$8,259,000	$(481,259)	$7,777,741	$2,960,000	$(261,469)	$2,698,531

Proprietary technology and non-compete agreements are being amortized over five to six years and three years, respectively. Customer relationships is being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of October 31, 2022, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2023	$434,738
2024	866,805
2025	842,471
2026	815,271
2027	786,679
Thereafter	859,777
Total	$4,605,741

Goodwill is a separately stated intangible asset and represents the excess of the purchase price of acquisitions above the net assets acquired. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
Balance at April 30, 2021		8,017,333
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
Balance at April 30, 2022 and October 31, 2022		$19,839,750

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	October 31, 2022	April 30, 2022
Equipment and related	$1,003,488	$509,376
Leasehold improvements	930,986	149,330
Furniture and fixtures	54,254	42,746
Accumulated depreciation	(287,907)	(189,762)
Net carrying value	$1,700,821	$511,690

Depreciation expense totaled $91,804 and $5,455 for the six months ended October 31, 2022 and 2021, respectively.

Note 9 – Operating Leases

As of October 31, 2022, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 4.58 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $201,004 for the six months ended October 31, 2022, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $19,725 for the six months ended October 31, 2022.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,000	December 2024
Orlando, Florida	$4,692	January 2025
San Juan, Puerto Rico	$2,226	June 2027
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022

Supplemental information related to operating leases for the six months ended October 31, 2022 was:

Operating cash paid to settle lease liabilities	$176,887
Weighted average remaining lease term (in years)	2.83
Weighted average discount rate	12%

Future lease payments at October 31, 2022 were as follows:

Fiscal Year Ended:
2023	$197,723
2024	403,878
2025	304,676
2026	76,619
2027	79,300
Thereafter	6,627
Total	$1,068,823

Note 10 – Debt Obligations

A.	Decathlon Capital

In August 2021, Teal restructured its loan agreement with Decathlon Capital. The principal amount of $1,670,294 bears interest at 10% and is payable in monthly installments of $49,275 through its December 31, 2024 maturity date. The balance outstanding at October 31, 2022 totaled $1,139,516.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $652 at October 31, 2022.

C.	Vendor Settlement

In May 2020, Teal entered into a settlement agreement with a vendor that had been providing contract manufacturing services. At August 31, 2021, the Company assumed the outstanding balance of $387,500 which was payable in monthly installments of $37,500 with a final payment of $12,500 that was made in July 2022.

D.	SBA Loan

In February 2021, Teal received a Small Business Administration Paycheck Protection Program (“SBA PPP”) loan in the amount of $300,910. The loan was unsecured, non-recourse, and accrued interest at one percent annually. The loan was used to fund qualifying payroll, rent and utilities. In February 2022, the principal balance of $300,910 and accrued interest of $3,001 were forgiven.

E.	Shopify Capital

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has "purchased receivables" at a discount.  Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed.  Agreements with activity during the two years ended October 31, 2022 included:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

F.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at October 31, 2022 and April 30, 2022 totaled $84,971 and $102,599 respectively.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at October 31, 2022 totaled $15,351.

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

J.	Summary

Outstanding principal payments on debt obligations are due as follows:

Fiscal 2023	$616,131
Fiscal 2024	572,139
Fiscal 2025	401,568
Total	$1,589,838
Short term – through October 31, 2023	$895,257
Long term – thereafter	$694,581

Note 11 – Due to Related Party

A.	Founder of Fat Shark

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

In January 2020, in connection with the acquisition of Rotor Riot, the Company issued a promissory note for $175,000 to the seller, BRIT, LLC. The note accrued interest at 4.75% annually. In October 2021, the outstanding balance of $85,172 plus accrued interest totaling $12,942 was paid.

The Company also assumed a line of credit obligation totaling $47,853 which bears interest at 6.67% annually. The remaining balance of $37,196 plus accrued interest totaling $292 was paid in October 2022.

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

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $728,587 using a multinomial lattice model with $460,588 and $267,999 related to the derivative features of the notes and warrants, respectively. In addition, $580,000 of the proceeds were applied as a debt discount to reduce the initial carrying value of the 2020 Notes to zero with the remaining $20,000 applied against transaction fees. The excess of the liability over the net proceeds totaled $148,587 which was recognized as a derivative expense in the fiscal year ended April 30, 2021.

As of October 31, 2022, (a) the 2020 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $330,493.

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

The Company determined that the provision associated with a potential reduction in the conversion price of the notes and the exercise price of the warrant represented an embedded derivative financial liability. The derivative liability was initially valued at $4,981,701 using a multinomial lattice model with $2,111,035 and $2,870,666 related to the derivative features of the notes and warrants, respectively. In addition, $500,000 was applied as a debt discount to reduce the initial carrying value of the 2021 notes to zero. The excess of the liability over the net proceeds totaled $4,481,701 which was recognized as a derivative expense in the fiscal year ended April 30, 2021.

As of October 31, 2022, (a) the 2021 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $683,182.

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

At October 31, 2022 and April 30, 2022, we had accumulated deficits of approximately $37,500,000 and $27,500,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $6,937,500 and $5,087,500, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at October 31, 2022 and April 30, 2022.

Note 14 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2021 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2021	29,431,264
Conversion of Series A preferred stock	1,321,996
Conversion of Series B preferred stock	818,333
Exercise of warrants	66,666
Acquisition of Skypersonic on May 7, 2021, see Note 1	707,293
Acquisition of Teal Drones on August 31, 2021, see Note 1	3,588,272
Public offerings which generated gross proceeds of $76 million and net proceeds of approximately $70.1 million	17,333,334
Exercise of stock options	89,107
Vesting of restricted stock units to employees, net of shares withheld of 225,869 to pay taxes and 92,812 to repay a Note	225,637
Vesting of restricted stock units to Board of Directors	48,124
Vesting of restricted stock units to consultants	7,042
Shares issued for services	111,667
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock units to employees, net of shares withheld of 512,643 to pay taxes and 9,000 to repay a Note	446,325
Vesting of restricted stock units to Board of Directors	30,078
Vesting of restricted stock units to consultants	4,401
Share outstanding as of October 31, 2022	54,229,539

Note 15 – Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at October 31, 2022 totaled 986,676 which are convertible into 822,230 shares of common stock.

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

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at October 31, 2022
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$330,493
January 2021	675,000	$2,870,666	540,000	$683,182

In March and April 2021, we received $201,249 related to the exercise of 201,666 of the warrants. Since these exercises resulted in the elimination of the derivative liability in the warrants, the derivative liability was reduced by $694,305 with a corresponding increase in additional paid in capital. In June 2021, we received $99,999 in connection with the exercise of 66,666 warrants which resulted in the elimination of $163,141 of the derivative liability in the warrants.

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

The following table presents the range of assumptions used to estimate the fair values of warrants granted during the six months ended October 31:

	2022	2021
Risk-free interest rate	—	0.79 – 0.85%
Expected dividend yield	—	—
Expected term (in years)	—	5.00
Expected volatility	—	222.45 – 223.17%

The following table summarizes the changes in warrants outstanding since April 30, 2021.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	873,332	1.50	4.62	2,218,263
Granted	733,333	$5.45
Exercised	(66,666)	1.50
Outstanding as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—
Exercised	—
Outstanding at October 31, 2022	1,539,999	$3.38	3.38	$—

Note 17 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the six months ended October 31 was:

	2022	2021
Exercise Price	$2.38	$2.41 – 2.60
Stock price on date of grant	2.38	2.41 – 2.60
Risk-free interest rate	3.34%	0.47 – 1.57%
Dividend yield	—	—
Expected term (years)	8.25	3.75 – 10.00
Volatility	260.06%	210.68 – 214.17%

A summary of options activity under the Plan since April 30, 2021 was:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2021	2,197,475	$1.79	8.68	4,943,870
Granted	1,681,000	2.58
Exercised	(150,000)	2.49
Forfeited or expired	(34,333)	2.11
Outstanding as of April 30, 2022	3,694,142	2.17	8.56	1,407,545
Granted	397,000	2.38
Exercised	—
Forfeited or expired	(96,584)	2.48
Outstanding as of October 31, 2022	3,994,558	2.18	8.22	608,162
Exercisable as of October 31, 2022	2,569,306	$2.06	7.48	$559,578

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of October 31, 2022 and October 31, 2021, there was $3,277,073 and $4,429,626 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.24 and 1.31 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2021 was:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2021	687,500	$2.69
Granted	995,659	2.55
Vested	(599,484)	2.64
Forfeited	—	—
Unvested and outstanding as of April 30, 2022	1,083,675	2.59
Granted	696,000	2.27
Vested	(673,161)	2.45
Forfeited	—	—
Unvested and outstanding as of October 31, 2022	1,106,514	$2.48

Stock Compensation

Stock compensation expense by functional operating expense was:

	Three months ended October 31,		Six months ended October 31,
	2022	2021	2022	2021
Operations	$225,879	$311,346	$384,310	$374,607
Research and development	209,497	84,751	354,295	141,231
Sales and marketing	162,269	114,088	269,343	158,832
General and administrative	649,151	389,752	994,319	609,353
Total	$1,246,796	$899,937	$2,002,267	$1,284,023

Stock compensation expense pertaining to options totaled $890,711 and $505,821 for the six months ended October 31, 2022 and 2021, respectively. Stock compensation expense pertaining to restricted stock units totaled $1,111,556 and $778,202 for the six months ended October 31, 2022 and 2021, respectively.

Note 18 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 12 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of October 31, 2022 and April 30, 2022 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	October 31, 2022	April 30, 2022
Risk-free interest rate	2.83 – 4.51%	0.52 – 2.87%
Expected dividend yield	—	—
Expected term (in years)	2.92 – 3.50	3.42 – 4.50
Expected volatility	190.09 – 235.23%	211.02 – 292.28%

As of October 31, 2022 all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the six months ended October 31, 2022 and the year ended April 30, 2022 were as follows:

	October 31, 2022	April 30, 2022
Balance, beginning of period	$1,607,497	$2,812,767
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	(163,141)
Changes in fair value	(593,822)	(1,042,129)
Balance, end of period	$1,013,675	$1,607,497

Changes in fair value primarily relate to changes in the Company’s stock price during the period with increases in the stock price increasing the liability and decreases in the stock price reducing the liability.

Note 19 - Related-Party Transactions

In July 2021, the Company entered into a consulting agreement with a director resulting in monthly payments of $6,000. In addition, the Company issued 150,000 options to purchase common stock at $2.51 which vested quarterly over the one-year term of the agreement. In January 2022, the agreement was amended to increase the monthly payments to $10,000. The agreement expired in June 2022.

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

Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three and six months ended October 31, 2022, respectively.

	For the three months ended October 31, 2022
	Enterprise	Consumer	Corporate	Total
Revenues	$747,612	$782,850	$—	$1,530,462
Cost of goods sold	623,761	673,046	—	1,296,807
Gross margin	123,851	109,804	—	233,655

Operating expenses	3,615,614	531,349	2,859,026	7,005,989
Operating loss	(3,491,763)	(421,545)	(2,859,026)	(6,772,334)

Other expenses, net	96,015	(8,050)	(615,822)	(527,857)
Net loss	$(3,587,778)	$(413,495)	$(2,243,204)	$(6,244,477)

	For the six months ended October 31, 2022
	Enterprise	Consumer	Corporate	Total
Revenues	$1,874,163	$2,725,570	$—	$4,599,733
Cost of goods sold	1,668,192	2,340,259	—	4,008,451
Gross margin	205,971	385,311	—	591,282

Operating expenses	5,276,977	1,026,377	4,758,758	11,062,112
Operating loss	(5,071,006)	(641,066)	(4,758,758)	(10,470,830)

Other expenses, net	159,244	(8,174)	(565,824)	(414,754)
Net loss	$(5,230,250)	$(632,892)	$(4,192,934)	$(10,056,076)

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of October 31, 2022
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$874,439	$43,363	$—	$917,802
Inventory, net	4,332,532	2,227,560	—	6,560,092
Inventory deposits	$1,164,884	$2,540,969	$—	$3,705,853

Note 21 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

Sale of Consumer Segment

On November 21, 2022, the Company entered into a Stock Purchase Agreement (the "SPA") with Unusual Machines, Inc. (“UM”) and Jeffrey Thompson, the founder and Chief Executive Officer of the Company (the “Principal Stockholder”), related to the sale of the Company’s consumer business consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), for $18 million in cash and securities of UM.

The purchase price consists of (i) $5 million in cash (as increased for positive working capital and decreased for negative working capital at closing) plus (ii) $2.5 million in a convertible senior note of UM (the “Senior Note”) plus (iii) $10.5 million in Series A convertible preferred stock of UM (the “Series A Stock”).  The Senior Note and Series A Stock will be convertible into Common Stock at the lesser of $4.00 per share or the IPO price of UM. The Senior Note and Series A Stock shall contain beneficial ownership blockers under which conversion shall be limited to 4.99% and/or 9.99% of the total voting power of UM, and may be further subject to limitations on voting and conversion required in order to conform with requirements of NASDAQ related to the issuance of more than 19.99% of the outstanding Common Stock in accordance with NASDAQ Rule 5635(d). The Senior Note and Series A Stock will include anti-dilution protection in the case of issuances by UM at a price lower than the then applicable conversion price for so long as the Senior Note or Series A Stock remains outstanding under which the conversion price will be reduced to such lower price as UM shall issue or agree to issue any of its securities.

Under the terms of the SPA the Principal Stockholder and UM have agreed to indemnification obligations, which shall survive for a period of 9 months, subject to certain limitations, which includes a basket of $250,000 before any claim can be asserted and a cap equal to the value of the escrow shares, other than in cases involving fraud. The Principal Stockholder agreed to deposit 450,000 shares of UM common stock owned to secure any indemnification obligations.

As a condition to closing, UM shall enter into an employment agreement with its Chief Executive Officer including non-compete provisions, which cannot be amended or waived without the prior written consent of the Company. UM, RR and FS will also be subject to non-competition agreements restricting activities involving Class I ISR drones, and for military, government, and enterprise customers.

The closing of the SPA is subject to customary closing conditions which include shareholder approval by the Company’s shareholders following filing with the SEC and mailing of the Company’s Proxy Statement on Schedule 14A and the approval of the transactions by a majority of the disinterested shareholders of the Company. The Principal Stockholder, who holds approximately 24% of the voting power of the Company, shall abstain from the vote on approval of the SPA. On November 21, 2022, the Board of Directors of the Company approved the SPA and its submission to shareholders for approval. In addition, closing of the SPA is subject to successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $15 million, and the listing of UM’s common stock on NASDAQ. The SPA requires the Company to cooperate with UM in connection with the IPO and to deliver audited financial statements of RR and FS. UM has agreed to register all of the common stock for which the Senior Note is convertible in the IPO for resale by the Company, or to pay the note in full with proceeds of the offering at closing, at UM’s election. In addition, UM has agreed to enter into a registration rights agreement for 100% of the common stock for which the Series A Stock may be converted and to use its best efforts to file and have declared effective such registration statement, on demand and on a piggy-back basis in connection with any other registration statements filed by UM.

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

Recent Developments

Corporate developments during the two years ended October 31, 2022 include:

Capital Transactions

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") for the sale of 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant to an underwriting agreement with Think Equity. The shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement").

S-3 Offering

On July 21, 2021 the Company closed a firm commitment underwritten public offering (the "S-3 Offering") for the sale of 13,333,334 shares of common stock at a purchase price of $4.50 per share to ThinkEquity. The shares were sold pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in a registration statement filed with the SEC on July 19, 2021.

Plan of Operations

Since April 2016, the Company's primary business has been to provide products, services, and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (FPV) drones and equipment, primarily to the consumer marketplace. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark Holdings, a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal Drones, a leader in commercial and government UAV (Unmanned Aerial Vehicles) technology. The purchase price was $10,011,279.

Following the Teal acquisition, we focused on integrating and organizing these businesses.  Effective May 1, 2022, we established the Enterprise and Consumer segments in order to sharpen our focus on the unique opportunities in each sector.  The Enterprise segment, which includes Teal Drones and Skypersonic, is focused on opportunities in the commercial sector, including military.  Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments.  The Consumer segment, which includes Fat Shark and Rotor Riot, is focused on hobbyists and enthusiasts which are expected to increase as drones become more visible in our daily lives.

In November 2021, we entered into an agreement to sell our Consumer segment to Unusual Machines for total consideration of $18 million, including $ 5 million in cash, at closing, and $13 million in securities of Unusual Machines.  The Company has determined to focus its efforts and capital on military and defense where it believes that there are more opportunities to create. long term shareholder value. The transaction is expected to close in the first half of calendar 2023 but is contingent upon Unusual Machines completing (i) an initial public offering that raises sufficient capital to close the transaction, and (ii) a listing of its common stock on Nasdaq.  There can be no assurances that the transaction will successfully close.

Results of Operations

The analysis of the Company's results of operations for the three and six months ended October 31, 2022 compared to the three and six months ended October 31, 2021 is significantly impacted by the acquisition of Teal Drones on August 31, 2021. Teal is the Company’s largest operating subsidiary. Since acquiring Teal, the Company has more than tripled the number of employees and significantly expanded its facilities. As a result, the comparison of the three and six months ended October 31, 2022 to the three and six months ended October 31, 2021 yields more significant changes than might normally occur.

Three Months Ended October 31, 2022 and October 31, 2021

Revenues

Revenues totaled $1,530,462 during the three months ended October 31, 2022 (or the "2022 period") compared to $1,863,239 for the three months ended October 31, 2021 (or the "2021 period"), representing a decrease of $332,777, or 18%. Consumer revenues totaled $782,850 during the 2022 period compared to $1,354,807 during the 2021 period, resulting in a decrease of $571,957, or 42%. Fat Shark launched its newest product, the Dominator, in the prior fiscal quarter during which the Consumer segment generated record quarterly revenues.  During the three months ended October 31, 2022, sales decreased sharply for Fat Shark which often happens in the quarter after the launch of new consumer products.  Fat Shark revenues totaled $46,322 during the 2022 period compared to $847,606 during the 2021 period, resulting in a decrease of $801,284, or 95%.  Enterprise revenues totaled $747,612 during the 2022 period compared to $508,432 during the 2021 period, resulting in an increase of $239,180, or 47%. This increase primarily related to Teal, which contributed a full three months of revenue in the 2022 period compared to only two months during the 2021 period. Teal accounted for 81% of Enterprise revenues during the 2022 period.

Cost of Goods Sold

Cost of Goods totaled $1,296,807 in the 2022 period compared to $1,710,657 in the 2021 period, representing a decrease of $413,850, or 24%. The decrease directly related to lower revenues which decreased by 18% in the 2022 period compared to the 2021 period.

Gross Margin

Gross margin totaled $233,655 during the three months ended October 31, 2022 compared to $152,582 during the three months ended October 31, 2021, representing an increase of $81,073, or approximately 53%. On a percentage basis, gross margin was 15% during the 2022 period compared to 8% during the 2021 period. The percentage basis increase primarily related to Fat Shark which realized higher margins in the 2022 period related to the launch of its Dominator goggles compared to the 2021 period when it lowered prices to expedite the sale of products near the end of their life cycle. These changes in product offerings increased gross margin for Fat Shark from negative 13% in the 2021 period to positive 6% in the 2022 period.

Operating Expenses

Operations expense totaled $1,752,873 during the 2022 period compared to $283,249 during the 2021 period, resulting in an increase of $1,469,624, or almost 5 times. Approximately 95% of the increase, or $1,398,669, related to Teal which was acquired on August 31, 2021.  Since acquiring Teal, we have more than tripled its headcount and expanded its facilities. Approximately 38% of Teal's costs related to payroll, 31% to employee-related office expenses, 16% to overhead with the balance spread ratably across numerous categories including facilities, travel, and information technology.

Research and development expenses totaled $1,354,914 during the three months ended October 31, 2022 compared to $493,441 during the three months ended October 31, 2021, representing an increase of $861,473, or greater than 100%. Substantially all of the increase related to Teal which was acquired on August 31, 2021.  Since acquiring Teal, we have more than tripled its headcount and expanded its facilities.  Approximately 51% of Teal's expenses related to payroll with 27% related to office, and 21% related to professional fees.

Sales and marketing costs totaled $731,769 during the 2022 period compared to $185,385 during the 2021 period, resulting in an increase of $546,384, or almost three times. Payroll costs totaled $385,938 in the 2022 period compared to $108,297 resulting in an increase of $277,641 which represented 51% of the total increase in sales and marketing costs. Meals, travel, and training costs totaled $139,746 in the 2022 period compared to $2,356 resulting in an increase of $137,390 which represented 25% of the total increase. In addition, higher advertising costs represented 12% of the increase.

General and administrative expenses totaled $1,919,637 during the three months ended October 31, 2022 compared to $1,050,708 during the three months ended October 31, 2021, representing an increase of $868,929, or 83%. Payroll costs totaled $712,338 in the 2022 period compared to $211,954 in the 2021 period resulting in an increase of $500,384, or 58% of the total increase in general and administrative expenses. Legal and lobbying services costs increased by $241,294 representing 28% of the total increase.

During the three months ended October 31, 2022, we incurred stock-based compensation costs of $1,246,796 compared to $899,937 in the 2021 period, resulting in an increase of $346,859 or 39%. Since the 2021 period, the Company has issued 1,159,000 additional options which resulted in incremental stock based compensation costs of $213,351 in the 2022 period. In addition, costs related to restricted stock awards totaled $814,108 during the 2022 period compared to $581,610 during the 2021 period, representing an increase of $232,498, or 67% of the total increase.

Other Income

Other Income totaled $527,857 during the 2022 period compared to $19,537 during the 2021 period, representing an increase of $508,320. The largest component change was the recognition of income of $686,744 during the 2022 period related to the change in the fair value of derivative liability compared to income of $118,813 during the 2021 period, representing an increase of $567,931. Changes in the fair value of the derivative liability are most significantly impacted by changes in the Company's stock price. A decrease in the stock price during the 2022 period resulted in a decrease in the carrying value of the liability, and therefore, the recognition of income.  In addition, the Company recognized net investment income of $103,817 in the 2022 period compared to net expense of 38,447 during the 2021 period. Early in fiscal 2022, the Company completed two offerings of common stock which generated net proceeds of approximately $70 million. These funds were primarily invested in high quality, corporate debt which generated investment income during the 2022 period. Depreciation and amortization expense, included in other, totaled $227,162 in the 2022 period compared to $21,780 in the 2021 period, resulting in an increase of $205,382, or more than 100%. Since the end of the 2021 period, we have incurred capital expenditures totaling $735,993 through the end of the 2022 period which has resulted in higher depreciation expense.

Net Loss

Net Loss totaled $6,244,477 during the three months ended October 31, 2022 compared to $2,740,601 during the three months ended October 31, 2021, representing an increase of $3,503,876, or greater than 100%.  The acquisition of Teal Drones on August 31, 2021 accounted for the majority of the increase.  Since acquiring Teal, we have more than tripled its headcount and significantly expanded its facilities. Net loss for Teal during the 2022 period totaled $3,098,709 compared to $441,118 for the 2021 period, representing an increase of $2,657,597, or more than 6 times.  The higher net loss for Teal represented 76% of the increase in the consolidated net loss.

Six Months Ended October 31, 2022 and October 31, 2021

Revenues

Revenues during the six months ended October 31, 2022 (or the "2022 period") totaled $4,599,733 compared to $3,259,990 for the six months ended October 31, 2021 (or the "2021 period"), representing an increase of $1,339,743, or 41%. Consumer revenues totaled $2,725,570 during the 2022 period compared to $2,710,482 during the 2021 period, resulting in an increase of $15,088, or 1%. Enterprise revenues totaled $1,874,163 during the 2022 period compared to $549,508 during the 2021 period, resulting in an increase of $1,324,655, or greater than 100%. The increase related to Teal, which we acquired on August 31, 2021, and which accounted for 91% of Enterprise revenues during the 2022 period.

Cost of Goods Sold

Cost of Goods totaled $4,008,451 in the 2022 period compared to $3,005,004 in the 2021 period, representing an increase of $1,003,447, or 33%. The increase directly related to higher revenues which increased by 41% in the 2022 period compared to the 2021 period.

Gross Margin

Gross margin totaled $591,282 during the six months ended October 31, 2022 compared to $254,986 during the six months ended October 31, 2021, representing an increase of $336,296, or greater than 100%. On a percentage basis, gross margin was 13% during the 2022 period compared to 8% during the 2021 period. The percentage basis increase primarily related to Fat Shark which realized higher margins in the 2022 period related to the launch of its Dominator goggles compared to the 2021 period when it lowered prices to expedite the sale of products near the end of their life cycle. These changes in product offerings increased gross margin for Fat Shark from 0% in the 2021 period to 13% in the 2022 period.

Operating Expenses

Operations expense totaled $2,800,959 during the 2022 period compared to $460,112 during the 2021 period, resulting in an increase of $2,340,847, or more than four times. Approximately 93% of the increase, or $2,176,219, related to Teal which was acquired on August 31, 2021, and therefore, only operated for 2 months in the 2021 period compared to a full six months in the 2022 period.  In addition, we have more than tripled Teal's headcount and doubled the size of its facilities. Approximately 48% of Teal's costs related to payroll, 24% to employee-related office expenses, and 12% to overhead expenses with the balance spread ratably across numerous categories including information technology, facilities, and travel.

Research and development expenses totaled $1,887,684 during the six months ended October 31, 2022 compared to $737,695 during the six months ended October 31, 2021, representing an increase of $1,149,989, or greater than 100%. The entire increase can be attributed to Teal, with approximately 54% its expenses related to payroll, 26% related to office, and 17% related to professional fees.

Sales and marketing costs totaled $1,334,000 during the 2022 period compared to $286,018 during the 2021 period, resulting in an increase of $1,047,982, or almost four times. Payroll costs, related to hiring at Teal, totaled $676,641 in the 2022 period compared to $158,376 resulting in an increase of $518,265 which represented 49% of the total increase in sales and marketing costs. Travel and related costs totaled $232,239 in the 2022 period compared to $2,356 resulting in an increase of $229,883 which represented 22% of the total increase. In addition, higher advertising and show production costs represented 15% of the increase while professional fees accounted for 10%.

General and administrative expenses totaled $3,037,202 during the six months ended October 31, 2022 compared to $1,926,888 during the six months ended October 31, 2021, representing an increase of $1,110,314, or 58%. Payroll costs totaled $1,122,882 in the 2022 period compared to $409,387 in the 2021 period resulting in an increase of $713,495, or 64% of the total increase in general and administrative expenses. Legal and lobbying services costs increased by $269,938 representing 24% of the total increase.

During the six months ended October 31, 2022, we incurred stock-based compensation costs of $2,002,267 compared to $1,284,023 in the 2021 period, resulting in an increase of $718,244 or 56%.  Since the 2021 period, the Company has issued 1,159,000 additional options which resulted in incremental stock based compensation costs of $354,343 in the 2022 period. In addition, costs related to restricted stock awards totaled $1,111,556 during the 2022 period compared to $778,202 during the 2021 period.

Other Income

Other income totaled $414,754 during the 2022 period compared to $141,377 during the 2021 period, representing an increase of $273,377. The largest component change was the recognition of income of $593,822 during the 2022 period related to the change in the fair value of derivative liability compared to income of $273,061 during the 2021 period, representing an increase of $320,761. Changes in the fair value of the derivative liability are most significantly impacted by changes in the Company's stock price. A decrease in the stock price during the 2022 period resulted in a decrease in the carrying value of the liability, and therefore, the recognition of income. In addition, the Company recognized net investment income of $234,113 in the 2022 period compared to expense of 38,447 during the 2021 period. Early in fiscal 2022, the Company completed two offerings of common stock which generated net proceeds of approximately $70 million. These funds were primarily invested in high quality, corporate debt which generated investment income during the 2022 period. Depreciation and amortization expense, included in other, totaled $311,594 in the 2022 period compared to $38,106 in the 2021 period, resulting in an increase of $273,488, or more than 100%. Since the end of the 2021 period, we have incurred capital expenditures totaling $1,280,935 through the end of the 2022 period which has resulted in higher depreciation expense.

Net Loss

Net Loss totaled $10,056,076 during the six months ended October 31, 2022 compared to $4,298,373 during the six months ended October 31, 2021, representing an increase of $5,757,703, or greater than 100%. The acquisition of Teal Drones in August 2021 accounted for the majority of the increase. Since acquiring Teal, we have more than tripled its headcount and significantly expanded its facilities. Net loss for Teal during the 2022 period totaled $4,805,548 compared to $441,118 for the 2021 period, representing an increase of $4,364,430, or almost ten times. The higher net loss for Teal represented 76% of the increase in the consolidated net loss.

Cash Flows

Operating Activities

Net cash used in operating activities was $13,534,139 during the six months ended October 31, 2022, compared to net cash used in operating activities of $8,567,507 during the six months ended October 31, 2021, representing an increase of $4,966,632, or 58%. Net cash used in operations, net of non-cash expenses totaling $1,748,455, equaled $8,307,621 in the 2022 period compared to $2,998,905, net of non-cash expenses totaling $1,299,468 in the 2021 period, resulting in an increase of $5,308,716, or greater than 100%. The higher use of cash primarily related to the acquisition of Teal Drones in August 2021 which resulted in a full six months of operations in the 2022 period compared to two months of operations in the 2021 period.  Net cash used related to changes in operating assets and liabilities totaled $5,226,518 during the six months ended October 31, 2022, compared to $5,568,602 during the six months ended October 31, 2021, representing a decrease of $342,084, or 6%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash provided by investing activities was $11,960,901 during the six months ended October 31, 2022, compared to net cash used in investing activities of $48,127,938 during the six months ended October 31, 2021 resulting in an increase of $60,088,839, or greater than 100%. During the 2022 period, net proceeds of $13,241,836 from the maturities of marketable securities were used to fund operations, and $1,280,935 was used to purchase property and equipment, primarily related to the expansion of the manufacturing facilities for Teal. During the 2021 period, almost $50 million of proceeds from stock offerings were invested in marketable securities.

Financing Activities

Net cash used in financing activities totaled $928,826 during the six months ended October 31, 2022, compared to net cash provided by financing activities of $67,977,856 during the six months ended October 31, 2021. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2021 period, the Company received net proceeds of approximately $70 million in connection with two offerings of common stock.

Liquidity and Capital Resources

At October 31, 2022, the Company reported current assets totaling $44,816,972, current liabilities totaling $4,521,287 and net working capital of $40,295,685. Cash and marketable securities totaled $32,885,639 at October 31, 2022. Inventory related balances, including pre-paid inventory, totaled $10,265,945. We continue to maintain higher-than-normal inventory balances related to the global supply chain issues, including chip shortages, which have been ongoing for more than a year. At October 31, 2022, the Company was in a strong liquidity and capital position relative to its operating results for the quarter ended October 31, 2022 and its expected cash requirements for the next twelve months.

Capital Transactions

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") for the sale of 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant to an underwriting agreement with Think Equity. The shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement").

S-3 Offering

On July 21, 2021 the Company closed a firm commitment underwritten public offering (the "S-3 Offering") for the sale of 13,333,334 shares of common stock at a purchase price of $4.50 per share to ThinkEquity. The shares were sold pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in a registration statement filed with the SEC on July 19, 2021.

Going Concern

We only began generating revenues in January 2020 and have reported net losses since inception.  We expect to report net losses for at least the next twelve months.  To date, we have funded our operations through debt and equity transactions.  In May and July 2021, we completed common stock offerings which generated gross proceeds of approximately $70 million.  At October 31, 2022, we reported cash and investment balances of approximately $33 million.  We expect these financial resources to be sufficient to fund our operations for at least the next twelve months.  However, we can provide no assurance that these financial resources will be sufficient to fund our operations until we reach profitability.  If we are unable to become profitable before expending our current financial resources, we will need to raise additional capital through equity or debt transactions.  We can provide no assurance that such additional financing, if required, will be available to us on acceptable terms, or at all. If we are unable to become profitable or obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2022, Robert Stang filed an action against Teal Drones, Inc. and George Matus in the United States District Court for the Northern District of California, Robert Stang v. Teal Drones, Inc. and George Matus (No. 22-cv-01586-JSC) and on September 15, 2022 filed a First Amended Complaint naming our former director Benjamin Lambert as an additional defendant.  The complaint asserts claims for breach of contract and unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased.  The Complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. The Company has filed an Answer and on November 4, 2022 a Motion to Dismiss on behalf of Mr. Lambert.  In connection with the action the Company has notified the sellers of Teal of its intention to pursue indemnification claims under the Teal acquisition agreement and escrow.

On December 5, 2022 the Company and Teal filed a First Amended Complaint in an action brought against Autonodyne LLC and its founder Daniel Schwinn in the Court of Chancery of the State of Delaware alleging, among other things, breach of an exclusive license agreement by Autonodyne, LLC dated May 23, 2022 and tortious interference by Mr. Schwinn, Red Cat Holdings, Inc. and Teal Drones, Inc. v. Autonodyne LLC and Daniel Schwinn (No. 2022-0878-NAC).  On October 21, 2022, Autonodyne and Schwinn filed a Motion to Dismiss the Complaint and Motion for Confidential Treatment.

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

Date: December 15, 2022	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2022	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

