Form 10-Q
period 2023-01-31
Red Cat Holdings, Inc.
filed 2023-03-07
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of March 6, 2023, there were 54,453,397 shares of the registrant's common stock outstanding.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		36

RED CAT HOLDINGS

Consolidated Balance Sheets

(Unaudited)

	January 31,	April 30,
	2023	2022
ASSETS
Current assets
Cash	$3,893,162	$4,084,815
Marketable securities	20,730,033	44,790,369
Accounts receivable, net	2,063,872	495,506
Inventory	9,294,253	3,895,870
Other	4,546,553	2,354,884
Due from related party	—	31,853
Total current assets	40,527,873	55,653,297

Goodwill	19,839,750	25,138,750
Intangible assets, net	7,560,374	2,698,531
Property and equipment, net	2,077,824	511,690
Other	307,033	57,033
Operating lease right-of-use assets	779,734	1,019,324
Total long term assets	30,564,715	29,425,328

TOTAL ASSETS	$71,092,588	$85,078,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,444,962	$1,018,747
Accrued expenses	392,457	1,084,494
Debt obligations - short term	908,746	956,897
Due to related party	—	40,057
Customer deposits	219,148	437,930
Operating lease liabilities	318,805	293,799
Warrant derivative liability	856,100	1,607,497
Total current liabilities	5,140,218	5,439,421

Operating lease liabilities	509,468	749,825
Debt obligations - long term	549,935	973,707
Total long term liabilities	1,059,403	1,723,532
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 986,676 and 986,676	9,867	9,867
Common stock - shares authorized 500,000,000; outstanding 54,385,461 and 53,748,735	54,385	53,749
Additional paid-in capital	109,191,895	106,821,384
Accumulated deficit	(43,221,134)	(27,499,056)
Accumulated other comprehensive income	(1,142,046)	(1,470,272)
Total stockholders' equity	64,892,967	77,915,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,092,588	$85,078,625

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements Of Operations

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022

Revenues	$3,106,644	$1,856,751	$7,706,377	$5,116,741

Cost of goods sold	3,004,032	1,516,970	7,012,483	4,521,974

Gross Margin	102,612	339,781	693,894	594,767

Operating Expenses
Operations	815,170	334,278	3,616,129	794,390
Research and development	1,302,008	811,288	3,189,692	1,548,983
Sales and marketing	1,208,037	238,624	2,542,037	524,642
General and administrative	1,514,504	1,337,183	4,551,706	3,264,071
Stock based compensation	788,691	782,123	2,790,958	2,066,146
Total operating expenses	5,628,410	3,503,496	16,690,522	8,198,232
Operating loss	(5,525,798)	(3,163,715)	(15,996,628)	(7,603,465)

Other Expense (Income)
Change in fair value of derivative liability	(157,575)	(1,026,466)	(751,397)	(1,299,527)
Investment income, net	(23,131)	(151,165)	(257,244)	(251,708)
Interest expense	28,667	46,596	96,839	109,712
Other, net	292,243	532,137	637,252	701,248
Other Expense (Income)	$140,204	$(598,898)	$(274,550)	$(740,275)

Net loss	$(5,666,002)	$(2,564,817)	$(15,722,078)	$(6,863,190)

Loss per share - basic and diluted	$(0.10)	$(0.05)	$(0.29)	$(0.15)

Weighted average shares outstanding - basic and diluted	54,294,116	53,592,927	54,050,127	46,604,898

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Stockholders’ Equity

For the three months ended January 31, 2023 and January 31, 2022

(Unaudited)

	Series A		Series B				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, October 31, 2021	—	$—	986,676	$9,867	53,684,910	$53,685	$105,577,729	$(20,108,301)	$1,591	$85,534,571

Stock based compensation	—	—	—	—	(46,939)	(47)	369,974	—	—	369,927

Currency translation adjustments	—	—	—	—	—	—	—	—	567	567

Net loss	—	—	—	—	—	—	—	(2,564,817)	—	(2,564,817)

Balances, January 31, 2022	—	$—	986,676	$9,867	53,637,971	$53,638	$105,947,703	$(22,673,118)	$2,158	$83,340,248

Balances, October 31, 2022	—	$—	986,676	$9,867	54,229,539	$54,229	$108,406,712	$(37,555,132)	$(1,688,405)	$69,227,271

Stock based compensation	—	—	—	—	—	—	788,691	—	—	788,691

Vesting of restricted stock units	—	—	—	—	155,922	156	(3,508)	—	—	(3,352)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	545,235	545,235

Currency translation adjustments	—	—	—	—	—	—	—	—	1,124	1,124

Net loss	—	—	—	—	—	—	—	(5,666,002)	—	(5,666,002)

Balances, January 31, 2023	—	$—	986,676	$9,867	54,385,461	$54,385	$109,191,895	$(43,221,134)	$(1,142,046)	$64,892,967

RED CAT HOLDINGS

Consolidated Statements of Stockholders’ Equity

For the nine months ended January 31, 2023 and January 31, 2022

(Unaudited)

	Series A		Series B				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Acquisition of Skypersonic	—	—	—	—	707,293	707	2,715,305	—	—	2,716,012

Acquisition of Teal Drones	—	—	—	—	3,588,272	3,588	10,007,691	—	—	10,011,279

Public offerings, net of $5,959,800 of issuance costs	—	—	—	—	17,333,334	17,333	70,022,871	—	—	70,040,204

Exercise of warrants	—	—	—	—	66,666	67	263,073	—	—	263,140

Conversion of preferred stock	(158,704)	(1,587)	(982,000)	(9,820)	2,140,299	2,140	9,267	—	—	—

Stock based compensation	—	—	—	—	259,176	260	1,269,667	—	—	1,269,927

Vesting of restricted stock units	—	—	—	—	—	—	384,023	—	—	384,023

Shares issued for services	—	—	—	—	111,667	112	250,288	—	—	250,400

Currency translation adjustments	—	—	—	—	—	—	—	—	2,158	2,158

Net loss	—	—	—	—	—	—	—	(6,863,190)	—	(6,863,190)

Balances, January 31, 2022	—	$—	986,676	$9,867	53,637,971	$53,638	$105,947,703	$(22,673,118)	$2,158	$83,340,248

Balances, April 30, 2022	—	$—	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,056)	$(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	—	—	2,790,958	—	—	2,790,958

Vesting of restricted stock units	—	—	—	—	636,726	636	(420,447)	—	—	(419,811)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	328,006	328,006

Currency translation adjustments	—	—	—	—	—	—	—	—	220	220

Net loss	—	—	—	—	—	—	—	(15,722,078)	—	(15,722,078)

Balances, January 31, 2023	—	$—	986,676	$9,867	54,385,461	$54,385	$109,191,895	$(43,221,134)	$(1,142,046)	$64,892,967

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended January 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(15,722,078)	$(6,863,190)
Stock based compensation - options	1,308,768	974,019
Stock based compensation - restricted units	1,482,190	1,092,127
Common stock issued for services	—	250,400
Amortization of intangible assets	437,157	48,978
Realized loss from sale of marketable securities	106,225	—
Depreciation	169,748	17,888
Change in fair value of derivative	(751,397)	(1,299,527)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(1,568,366)	(470,765)
Inventory	(5,398,383)	(673,297)
Other	(2,191,669)	(3,492,145)
Operating lease right-of-use assets and liabilities	24,239	10,696
Customer deposits	(218,782)	227,532
Accounts payable	1,426,215	(1,673,545)
Accrued expenses	(498,725)	(188,286)
Net cash used in operating activities	(21,394,858)	(12,039,115)

Cash Flows from Investing Activities
Cash acquired through acquisitions	—	24,866
Purchases of property and equipment	(1,735,882)	(92,581)
Proceeds from maturities of marketable securities	24,282,117	6,250,322
Purchases of marketable securities	—	(54,696,624)
Investment in SAFE agreement	(250,000)	—
Net cash provided by (used in) investing activities	22,296,235	(48,514,017)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	—	99,999
Proceeds from related party obligations	13,404	—
Payments under related party obligations	(40,057)	(1,969,193)
Payments under debt obligations	(471,923)	(694,738)
Payments of taxes related to equity transactions	(594,454)	(113,959)
Proceeds from issuance of common stock, net	—	70,065,203
Net cash (used in) provided by financing activities	(1,093,030)	67,387,312

Net (decrease) increase in Cash	(191,653)	6,834,180
Cash, beginning of period	4,084,815	277,347
Cash, end of period	3,893,162	7,111,527

Cash paid for interest	97,005	27,563
Cash paid for income taxes	—	—

Non-cash transactions
Fair value of shares issued in acquisitions	$—	$12,727,292
Taxes related to net share settlement of equity awards	$11,682	$522,628
Unrealized gain on marketable securities	$328,006	$—
Elimination of derivative liability	$—	$163,141
Financed purchases of property and equipment	$—	$144,383
Indirect payment to related party	$—	$132,200
Shares withheld as payment of note receivable	$18,449	$5,100
Conversion of preferred stock into common stock	$—	$11,407

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2023 and 2022

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

Corporate developments since May 1, 2021 include:

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

Supplemental Unaudited Pro Forma Financial and Other Information

There is no pro forma financial information for the nine months ended January 31, 2023 because all acquisitions had closed prior to the beginning of the reporting period. The following table presents pro forma results as if our acquisition of Teal had occurred on May 1, 2021:

	Nine months ended January 31, 2022
	Red Cat	Teal	Consolidated
Revenues	$5,116,741	$416,063	$5,532,804

Net Loss	(6,863,190)	(1,467,770)	(8,330,960)

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

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, (iii) accounting for derivatives, and (iv) reserves and allowances related to accounts receivable and inventory.

Cash and Cash Equivalents – At January 31, 2023, we had cash of $3,893,162 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $233,471 and $385,730 as of January 31, 2023 and April 30, 2022, respectively, and was included in other current assets. We did not write off any accrued interest income during the nine months ended January 31, 2023 and 2022.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $219,148 and $437,930 at January 31, 2023 and April 30, 2022, respectively.

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

Income Taxes – Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the nine months ended January 31, 2023 and January 31, 2022, comprehensive loss was $328,226 lower and $2,158 lower than net loss, respectively, related to unrealized gains on available-for-sale securities totaling $328,006 and $0, respectively, as well as by foreign currency translation adjustments of $220 and $2,158.

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

Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive included the following:

	January 31, 2023	April 30, 2022
Series B Preferred Stock, as converted	822,230	822,230
Stock options	4,165,142	3,694,142
Warrants	1,539,999	1,539,999
Restricted stock	984,841	1,083,675
Total	7,512,212	7,140,046

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 20.

Segment Reporting

Since January 2020, we have acquired four separate businesses operating in various aspects of the drone industry. Following the most recent acquisition, the Company focused on integrating and organizing its acquired businesses. These efforts included refining the establishment of Enterprise and Consumer segments to sharpen the Company’s focus on the unique opportunities in each sector of the drone industry. The Enterprise segment, which includes Teal Drones and Skypersonic, is focused on opportunities in the commercial sector, including military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments. The Consumer segment, which includes Rotor Riot and Fat Shark, is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives. Effective May 1, 2022, we began to manage our business operations through these business segments. The reportable segments were identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 21 - Segment Reporting”.

Note 3 – Marketable Securities

The following tables set forth information related to our marketable securities as of January 31, 2023:

I.	Cost, unrealized gains or losses, and fair values

	Cost	Unrealized Gains (Losses)	Fair Value
Asset-backed securities	$924,509	$(14,218)	$910,291
Corporate bonds	20,951,812	(1,132,070)	19,819,742
Total	$21,876,321	$(1,146,288)	$20,730,033

II.	Contractual Maturities

	One Year or Less	One to Three Years	Three to Five Years	Total
Asset-backed securities	$—	$910,291	$—	$910,291
Corporate bonds	6,494,035	12,744,060	581,647	19,819,742
Total	$6,494,035	$13,654,351	$581,647	$20,730,033

III.	Fair Value Hierarchy

	Level 1	Level 2	Level 3	Total
Asset-backed securities	$—	$910,291	$—	$910,291
Corporate bonds	—	19,819,742	—	19,819,742
Total	$—	$20,730,033	$—	$20,730,033

Note 4 – Inventories

Inventories consisted of the following:

	January 31, 2023	April 30, 2022
Raw materials	$5,608,584	$2,831,713
Work-in-process	192,166	173,112
Finished goods	3,493,503	891,045
Total	$9,294,253	$3,895,870

Inventory purchase orders outstanding totaled approximately $26 million. The global supply chain for materials required to produce our drones continues to experience significant disruptions and delays. While we have increased our order lead times and quantities, we retain the right to cancel or modify these orders prior to their shipment.

Note 5 – Other Current Assets

Other current assets included:

	January 31, 2023	April 30, 2022
Prepaid inventory	$3,308,315	$1,707,085
Accrued interest income	233,471	385,730
Prepaid expenses	1,004,767	262,069
Total	$4,546,553	$2,354,884

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

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1. Intangible assets were as follows:

	January 31, 2023			April 30, 2022
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,967,000	$(631,997)	$4,335,003	$1,098,000	$(219,267)	$878,733
Non-compete agreements	81,000	(49,916)	31,084	81,000	(29,667)	51,333
Customer relationships	39,000	(16,713)	22,287	39,000	(12,535)	26,465
Total finite-lived assets	5,087,000	(698,626)	4,388,374	1,218,000	(261,469)	956,531
Brand name	3,152,000	—	3,152,000	1,722,000	—	1,722,000
Trademark	20,000	—	20,000	20,000	—	20,000
Total indefinite-lived assets	3,172,000	—	3,172,000	1,742,000	—	1,742,000
Total intangible assets, net	$8,259,000	$(698,626)	$7,560,374	$2,960,000	$(261,469)	$2,698,531

Proprietary technology and non-compete agreements are being amortized over five to six years and three years, respectively. Customer relationships is being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of January 31, 2023, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2023	$217,371
2024	866,805
2025	842,471
2026	815,271
2027	786,679
Thereafter	859,777
Total	$4,388,374

Goodwill is a separately stated intangible asset and represents the excess of the purchase price of acquisitions above the net assets acquired. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
Balance at April 30, 2021		8,017,333
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
Balance at April 30, 2022 and January 31, 2023		$19,839,750

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	January 31, 2023	April 30, 2022
Equipment and related	$1,195,675	$509,376
Leasehold improvements	1,207,357	149,330
Furniture and fixtures	54,254	42,746
Accumulated depreciation	(379,462)	(189,762)
Net carrying value	$2,077,824	$511,690

Depreciation expense totaled $169,748 and $17,888 for the nine months ended January 31, 2023 and 2022, respectively.

Note 9 – Other Long Term Assets

Other long term assets included:

	January 31, 2023	April 30, 2022
SAFE agreement	$250,000	$—
Security deposits	57,033	57,033
Total	$307,033	$57,033

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company plans to evaluate the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three months ended January 31, 2023.

Note 10 – Operating Leases

As of January 31, 2023, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 4.33 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $296,436 for the nine months ended January 31, 2023, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $21,375 for the nine months ended January 31, 2023.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,000	December 2024
Orlando, Florida	$4,692	January 2025
San Juan, Puerto Rico	$5,775	June 2027
Troy, Michigan	$2,667	May 2022
Orlando, Florida	$1,690	September 2022

Supplemental information related to operating leases for the nine months ended January 31, 2023 was:

Operating cash paid to settle lease liabilities	$271,568
Weighted average remaining lease term (in years)	2.62
Weighted average discount rate	12%

Future lease payments at January 31, 2023 were as follows:

Fiscal Year Ended:
2023	$99,662
2024	403,878
2025	304,676
2026	76,619
2027	79,300
Thereafter	6,627
Total	$970,762

Note 11 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) (the “Loan Agreement”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at January 31, 2023 totaled $1,019,409.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $767 at January 31, 2023.

C.	Vendor Agreement

In connection with the acquisition of Teal on August 31, 2021, the Company assumed an obligation with a contract manufacturing firm. The assumed balance of $387,500 was repaid in monthly installments of $37,500 and paid in full in July 2022.

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

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company.  The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify.  Shopify Capital has entered into multiple agreements with the Company in which it has "purchased receivables" at a discount.  Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid.  The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed.  Agreements with activity during the two years ended January 31, 2023 included:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

F.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at January 31, 2023 and April 30, 2022 totaled $75,890 and $102,599 respectively.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at January 31, 2023 totaled $13,382.

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

J.	Summary

Outstanding principal payments on debt obligations are due as follows:

Fiscal 2023	$484,974
Fiscal 2024	572,139
Fiscal 2025	401,568
Total	$1,458,681
Short term – through January 31, 2024	$908,746
Long term – thereafter	$549,935

Note 12 – Due to Related Party

A.	Founder of Fat Shark

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

In 2020, the Company received advances totaling $79,000 from Aerocarve which is controlled by the Company's Chief Executive Officer. The parties agreed that the funds would bear interest at 5% annually until repaid. The balance was repaid in full in May 2021.

Note 13 – Convertible Notes

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

As of January 31, 2023, (a) the 2020 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 266,666 of the warrants were outstanding with a derivative liability of $273,196.

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

As of January 31, 2023, (a) the 2021 Notes were fully converted into common stock and the related derivative liability eliminated, and (b) 540,000 of the warrants were outstanding with a derivative liability of $582,904.

Note 14 – Income Taxes

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

At January 31, 2023 and April 30, 2022, we had accumulated deficits of approximately $43,000,000 and $27,500,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $7,955,000 and $5,087,500, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2023 and April 30, 2022.

Note 15 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2021 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2021	29,431,264
Conversion of Series A preferred stock	1,321,996
Conversion of Series B preferred stock	818,333
Exercise of warrants	66,666
Acquisition of Skypersonic on May 7, 2021, see Note 1	707,293
Acquisition of Teal Drones on August 31, 2021, see Note 1	3,588,272
Public offerings which generated gross proceeds of $76 million and net proceeds of approximately $70.1 million	17,333,334
Exercise of stock options	89,107
Vesting of restricted stock units to employees, net of shares withheld of 225,869 to pay taxes and 92,812 to repay a Note	225,637
Vesting of restricted stock units to Board of Directors	48,124
Vesting of restricted stock units to consultants	7,042
Shares issued for services	111,667
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock units to employees, net of shares withheld of 542,151 to pay taxes and 9,000 to repay a Note	534,318
Vesting of restricted stock units to Board of Directors	95,366
Vesting of restricted stock units to consultants	7,042
Shares outstanding as of January 31, 2023	54,385,461

Note 16 – Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at January 31, 2023 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 17 – Warrants

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

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at January 31, 2022
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$273,196
January 2021	675,000	$2,870,666	540,000	$582,904

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

The following table presents the range of assumptions used to estimate the fair values of warrants granted during the nine months ended January 31:

	2023	2022
Risk-free interest rate	—	0.79 – 0.85%
Expected dividend yield	—	—
Expected term (in years)	—	5.00
Expected volatility	—	222.45 – 223.17%

The following table summarizes the changes in warrants outstanding since April 30, 2021.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	873,332	1.50	4.62	$2,218,263
Granted	733,333	$5.45
Exercised	(66,666)	1.50
Outstanding as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—
Exercised	—
Outstanding at January 31, 2022	1,539,999	$3.38	3.13	$—

Note 18 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the nine months ended January 31 was:

	2023	2022
Exercise Price	$1.06 – 2.38	$1.69 – 2.82
Stock price on date of grant	1.06 – 2.38	1.69 – 2.82
Risk-free interest rate	3.34 – 7.52%	0.47 – 1.57%
Dividend yield	—	—
Expected term (years)	8.25	3.75 – 10.00
Volatility	253.52 – 513.58%	210.68 – 270.18%

A summary of options activity under the Plan since April 30, 2021 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2021	2,197,475	$1.79	8.68	4,943,870
Granted	1,681,000	2.58
Exercised	(150,000)	2.49
Forfeited or expired	(34,333)	2.11
Outstanding as of April 30, 2022	3,694,142	2.17	8.56	1,407,545
Granted	598,000	1.94
Exercised	—	—
Forfeited or expired	(127,000)	2.45
Outstanding as of January 31, 2023	4,165,142	2.13	8.11	477,665
Exercisable as of January 31, 2023	2,797,226	$2.04	7.30	$447,515

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of January 31, 2023 and January 31, 2022, there was $3,052,603 and $3,762,636 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 2.22 and 1.64 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2021 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2021	687,500	$2.69
Granted	995,659	2.55
Vested	(599,484)	2.64
Forfeited	—	—
Unvested and outstanding as of April 30, 2022	1,083,675	2.59
Granted	746,000	2.20
Vested	(823,707)	2.45
Forfeited	(21,127)	2.13
Unvested and outstanding as of January 31, 2023	984,841	$2.20

C.	Stock Compensation

Stock compensation expense by functional category was:

	Three months ended January 31,		Nine months ended January 31,
	2023	2022	2023	2022
Operations	$181,908	$182,320	$566,218	$556,928
Research and development	170,579	143,279	524,874	284,511
Sales and marketing	120,733	112,975	390,076	271,808
General and administrative	315,471	343,549	1,309,790	952,899
Total	$788,691	$782,123	$2,790,958	$2,066,146

Stock compensation expense pertaining to options totaled $1,308,768 and $974,019 for the nine months ended January 31, 2023 and 2022, respectively. Stock compensation expense pertaining to restricted stock units totaled $1,482,190 and $1,092,127 for the nine months ended January 31, 2023 and 2022, respectively.

Note 19 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. See Note 13 for a full description of these financings. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of January 31, 2023 and April 30, 2022 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	January 31, 2023	April 30, 2022
Risk-free interest rate	2.83 – 4.51%	0.52 – 2.87%
Expected dividend yield	—	—
Expected term (in years)	2.67 – 3.50	3.42 – 4.50
Expected volatility	161.40 – 235.23%	211.02 – 292.28%

As of January 31, 2023 all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the nine months ended January 31, 2023 and the year ended April 30, 2022 were as follows:

	January 31, 2023	April 30, 2022
Balance, beginning of period	$1,607,497	$2,812,767
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	(163,141)
Changes in fair value	(751,397)	(1,042,129)
Balance, end of period	$856,100	$1,607,497

Changes in fair value primarily relate to changes in the Company’s stock price during the period, with increases in the stock price increasing the liability and decreases in the stock price reducing the liability.

Note 20 - Related-Party Transactions

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

Additional related party transactions are disclosed in Note 12.

Note 21 - Segment Reporting

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

Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the three and nine months ended January 31, 2023, respectively.

	For the three months ended January 31, 2023
	Enterprise	Consumer	Corporate	Total
Revenues	$1,667,683	$1,438,961	$—	$3,106,644
Cost of goods sold	1,764,612	1,239,420	—	3,004,032
Gross margin	(96,929)	199,541	—	102,612

Operating expenses	2,981,826	541,234	2,105,350	5,628,410
Operating loss	(3,078,755)	(341,693)	(2,105,350)	(5,525,798)

Other expenses, net	106,611	(11,614)	45,207	140,204
Net loss	$(3,185,366)	$(330,079)	$(2,150,557)	$(5,666,002)

	For the nine months ended January 31, 2023
	Enterprise	Consumer	Corporate	Total
Revenues	$3,541,846	$4,164,531	$—	$7,706,377
Cost of goods sold	3,432,804	3,579,679	—	7,012,483
Gross margin	109,042	584,852	—	693,894

Operating expenses	8,041,686	1,567,611	7,081,225	16,690,522
Operating loss	(7,932,644)	(982,759)	(7,081,225)	(15,996,628)

Other expenses, net	265,855	(19,788)	(520,617)	(274,550)
Net loss	$(8,198,499)	$(962,971)	$(6,560,608)	$(15,722,078)

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of January 31, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$2,054,022	$9,850	$—	$2,063,872
Inventory, net	6,456,158	2,838,095	—	9,294,253
Inventory deposits	$712,104	$2,596,211	$—	$3,308,315

Note 22 – Subsequent Events

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

The purchase price consists of (i) $5 million in cash (as increased for positive working capital and decreased for negative working capital at closing) plus (ii) $2.5 million in a convertible senior note of UM (the “Senior Note”) plus (iii) $10.5 million in Series A convertible preferred stock of UM (the “Series A Stock”).  The Senior Note and Series A Stock will be convertible into Common Stock at the lesser of $4.00 per share or the IPO price of UM. The Senior Note and Series A Stock shall contain beneficial ownership blockers under which conversion shall be limited to 4.99% and/or 9.99% of the total voting power of UM, and may be further subject to limitations on voting and conversion required in order to conform with requirements of NASDAQ related to the issuance of more than 19.99% of the outstanding Common Stock in accordance with NASDAQ Rule 5635(d). The Senior Note and Series A Stock will include anti-dilution protection in the case of issuances by UM at a price lower than the then applicable conversion price for so long as the Senior Note or Series A Stock remains outstanding under which the conversion price will be reduced to such lower price.

Under the terms of the SPA the Principal Stockholder and UM have agreed to indemnification obligations which shall survive for a period of 9 months, subject to certain limitations, which includes a basket of $250,000 before any claim can be asserted and a cap equal to the value of the escrow shares, other than in cases involving fraud. The Principal Stockholder agreed to deposit 450,000 shares of UM common stock owned to secure any indemnification obligations.

The closing of the SPA, is subject to customary conditions including shareholder approval by a majority of the disinterested shareholders of the Company. The Principal Stockholder, who holds approximately 24% of the voting power of the Company, shall abstain from the vote on approval of the SPA. On November 21, 2022, the Board of Directors of the Company approved the SPA and its submission to shareholders for approval. In addition, closing of the SPA is subject to successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $15 million, and the listing of UM’s common stock on NASDAQ. The SPA requires the Company to cooperate with UM in connection with the IPO and to deliver audited financial statements of RR and FS. UM has agreed to register all of the common stock for which the Senior Note is convertible in the IPO for resale by the Company, or to pay the note in full with proceeds of the offering at closing, at UM’s election. In addition, UM has agreed to enter into a registration rights agreement for 100% of the common stock for which the Series A Stock may be converted and to use its best efforts to file and have declared effective such registration statement, on demand and on a piggy-back basis in connection with any other registration statements filed by UM.

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

Recent Developments

Corporate developments during the two years ended January 31, 2023 include:

Capital Transactions

S-1 Offering

On May 4, 2021, the Company closed a firm commitment underwritten public offering (the "S-1 Offering") for the sale of 4,000,000 shares of common stock, at a public offering price of $4.00 per share, to ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters ("ThinkEquity"), pursuant to an underwriting agreement with Think Equity. The shares were sold pursuant to a registration statement on Form S-1, as amended (File No. 333-253491), filed with the SEC, which was declared effective by the Commission on April 29, 2021 (the "S-1 Registration Statement"). The S-1 offering generated gross proceeds of $16 million and net proceeds of approximately $14.6 million.

S-3 Offering

On July 21, 2021 the Company closed a firm commitment underwritten public offering (the "S-3 Offering") for the sale of 13,333,334 shares of common stock at a purchase price of $4.50 per share to ThinkEquity. The shares were sold pursuant to a registration statement on Form S-3, as amended (File No. 333-256216), filed with the SEC, which was declared effective by the SEC on June 14, 2021 and a Supplement to the Prospectus contained in a registration statement filed with the SEC on July 19, 2021. The S-3 offering generated gross proceeds of $60 million and net proceeds of approximately $55.5 million.

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

In November 2021, we entered into an agreement to sell our Consumer segment to Unusual Machines for total consideration of $18 million, including $5 million in cash, at closing, and $13 million in securities of Unusual Machines. The Company has determined to focus its efforts and capital on military and defense where it believes that there are more opportunities to create long term shareholder value. The transaction is expected to close in the first half of calendar 2023 but is contingent upon Unusual Machines completing (i) an initial public offering that raises sufficient capital to close the transaction, and (ii) a listing of its common stock on Nasdaq. There can be no assurances that the transaction will successfully close.

Results of Operations

The analysis of the Company's results of operations for the three and nine months ended January 31, 2023 compared to the three and nine months ended January 31, 2022 is significantly impacted by the acquisition of Teal Drones on August 31, 2021. Teal is the Company’s largest operating subsidiary. Since acquiring Teal, the Company has more than tripled the number of employees and significantly expanded its facilities. As a result, the comparison of the three and nine months ended January 31, 2023 compared to the three and nine months ended January 31, 2022 yields more significant changes than might normally occur.

Three Months Ended January 31, 2023 and January 31, 2022

Revenues

Revenues totaled $3,106,644 during the three months ended January 31, 2023 (or the "2023 period") compared to $1,856,751 for the three months ended January 31, 2022 (or the "2022 period"), representing an increase of $1,249,893, or 67%. Consumer revenues totaled $1,438,961 during the 2023 period compared to $1,026,978 during the 2022 period, resulting in an increase of $411,983, or 40%. Fat Shark launched its newest product, the Dominator, in the first fiscal quarter during which the Consumer segment generated record quarterly revenues.  Fat Shark revenues totaled $529,394 during the 2023 period compared to $432,529 during the 2022 period, resulting in an increase of $96,865, or 22%.  Enterprise revenues totaled $1,667,683 during the 2023 period compared to $829,773 during the 2022 period, resulting in an increase of $837,910, or 101%. This increase primarily related to Teal, which launched the Teal 2 during the 2023 period. Teal accounted for nearly 100% of Enterprise revenues during the 2023 period.

Cost of Goods Sold

Cost of Goods totaled $3,004,032 in the 2023 period compared to $1,516,970 in the 2022 period, representing an increase of $1,487,062, or 98%. The increase directly related to higher revenues which increased by 67% in the 2023 period compared to the 2022 period.

Gross Margin

Gross margin totaled $102,612 during the three months ended January 31, 2023 compared to $339,781 during the three months ended January 31, 2022, representing a decrease of $237,169, or approximately 70%. On a percentage basis, gross margin was 3% during the 2023 period compared to 18% during the 2022 period. The percentage basis decrease primarily related to Teal which realized lower margins in the 2023 period related to the launch of the Teal 2 and corresponding disposal of obsolete inventory used exclusively for the Golden Eagle.

Operating Expenses

Operations expense totaled $815,170 during the 2023 period compared to $334,278 during the 2022 period, resulting in an increase of $480,892, or greater than 100%. Approximately 98% of the increase, or $469,212, related to Teal which was acquired on August 31, 2021.  Since acquiring Teal, we have more than tripled its headcount and expanded its facilities. Approximately 45% of Teal's costs related to payroll, 16% to employee-related office expenses, 21% to professional fees with the balance spread ratably across numerous categories including travel, meals, overhead, and information technology.

Research and development expenses totaled $1,302,008 during the three months ended January 31, 2023 compared to $811,288 during the three months ended January 31, 2022, representing an increase of 490,720, or 60%. Substantially all of the increase related to Teal which was acquired on August 31, 2021.  Since acquiring Teal, we have more than tripled its headcount and expanded its facilities.  Approximately 24% of Teal's expenses related to payroll with 36% related to office, and 32% related to professional fees.

Sales and marketing costs totaled $1,208,037 during the 2023 period compared to $238,624 during the 2022 period, resulting in an increase of $969,413, or greater than 100%. Payroll costs totaled $417,810 in the 2023 period compared to $164,326 resulting in an increase of $253,484 which represented 26% of the total increase in sales and marketing costs. Advertising and Show Production totaled $348,508 in the 2023 period compared to $61,978 resulting in an increase of $286,530 which represented 30% of the total increase. Professional Fees totaled $280,061 in the 2023 period compared to $6,642 resulting in an increase of $273,419 which represented 28% of the total increase.

General and administrative expenses totaled $1,514,504 during the three months ended January 31, 2023 compared to $1,337,183 during the three months ended January 31, 2022, representing an increase of $177,321, or 13%. Payroll costs totaled $515,883 in the 2023 period compared to $410,640 in the 2022 period resulting in an increase of $105,243 or 59% of the total increase in general and administrative expenses. Legal and lobbying services costs increased by $121,381 representing 68% of the total increase.

During the three months ended January 31, 2023, we incurred stock-based compensation costs of $788,691 compared to $782,123 in the 2022 period, resulting in an increase of 6,568 or 1%. Since the 2022 period, the Company has issued 623,000 additional options which resulted in incremental stock based compensation costs of $99,706 in the 2023 period. In addition, costs related to restricted stock awards totaled $370,634 during the 2023 period compared to $313,925 during the 2022 period, representing an increase of $56,709, or 18%.

Other Income

Other expense totaled $140,204 during the 2023 period compared to other income of $598,898 during the 2022 period, representing an increase of $739,102, which primarily related to the change in fair value of derivative liability. Changes in the fair value of the derivative liability are most significantly impacted by changes in the Company's stock price. A decrease in the stock price during both the 2023 and 2022 periods resulted in a decrease in the carrying value of the liability, and therefore, the recognition of income. Income of $157,575 was recognized during the 2023 period compared to income of $1,026,466 during the 2022 period, representing a decrease of $868,891.

Net Loss

Net Loss totaled $5,666,002 during the three months ended January 31, 2023 compared to $2,564,817 during the three months ended January 31, 2022, representing an increase of $3,101,185, or greater than 100%. The acquisition of Teal Drones on August 31, 2021 accounted for the majority of the increase. Since acquiring Teal, we have more than tripled its headcount and significantly expanded its facilities. Net loss for Teal during the 2023 period totaled $2,901,938 compared to $781,233 for the 2022 period, representing an increase of $2,120,705, or greater than 100%. The higher net loss for Teal represented 68% of the increase in the consolidated net loss.

Nine Months Ended January 31, 2023 and January 31, 2022

Revenues

Revenues during the nine months ended January 31, 2023 (or the "2023 period") totaled $7,706,377 compared to $5,116,741 for the nine months ended January 31, 2022 (or the "2022 period"), representing an increase of $2,589,636, or 51%. Consumer revenues totaled $4,164,531 during the 2023 period compared to $3,737,460 during the 2022 period, resulting in an increase of $427,071, or 11%. Fat Shark revenues totaled $1,703,045 during the 2023 period compared to $2,228,552 during the 2022 period, resulting in a decrease of $525,507, or 24%.  Enterprise revenues totaled $3,541,846 during the 2023 period compared to $1,379,281 during the 2022 period, resulting in an increase of $2,162,565, or greater than 100%. This increase primarily related to Teal, which launched its latest product, the Teal 2, during the 2023 period. Teal accounted for 95% of Enterprise revenues during the 2023 period.

Cost of Goods Sold

Cost of Goods totaled $7,012,483 in the 2023 period compared to $4,521,974 in the 2022 period, representing an increase of $2,490,509, or 55%. The increase directly related to higher revenues which increased by 51% in the 2023 period compared to the 2022 period.

Gross Margin

Gross margin totaled $693,894 during the nine months ended January 31, 2023 compared to $594,767 during the nine months ended January 31, 2022, representing an increase of $99,127, or 17%. On a percentage basis, gross margin was 9% during the 2023 period compared to 12% during the 2022 period. The percentage basis decrease primarily related to Teal which realized lower margins in the 2023 period related to the launch of the Teal 2 and corresponding disposal of obsolete inventory used exclusively for the Golden Eagle. This obsolete inventory decreased gross margin for Teal from 8% in the 2022 period to 2% in the 2023 period. The percentage basis decrease was partially offset by Fat Shark which realized higher margins in the 2023 period related to the launch of its Dominator goggles compared to the 2022 period when it lowered prices to expedite the sale of products near the end of their life cycle. These changes in product offerings increased gross margin for Fat Shark from 2% in the 2022 period to 15% in the 2023 period.

Operating Expenses

Operations expense totaled $3,616,129 during the 2023 period compared to $794,390 during the 2022 period, resulting in an increase of $2,821,739, or greater than 100%. Approximately 94% of the increase, or $2,645,431, related to Teal which was acquired on August 31, 2021. Since its acquisition, we have more than tripled Teal's headcount and doubled the size of its facilities. Approximately 48% of Teal's costs related to payroll, 22% to employee-related office expenses, and 11% to overhead expenses with the balance spread ratably across numerous categories including information technology, facilities, professional fees, and travel.

Research and development expenses totaled $3,189,692 during the nine months ended January 31, 2023 compared to $1,548,983 during the nine months ended January 31, 2022, representing an increase of $1,640,709, or greater than 100%. The entire increase can be attributed to Teal, with approximately 41% its expenses related to payroll, 30% related to office, and 23% related to professional fees.

Sales and marketing costs totaled $2,542,037 during the 2023 period compared to $524,642 during the 2022 period, resulting in an increase of $2,017,395 or almost four times. Payroll costs, related to hiring at Teal, totaled $553,972 in the 2023 period compared to $19,993 during the 2022 period, resulting in an increase of $533,979 which represented 26% of the total increase in sales and marketing costs. Travel and related costs totaled $369,901 in the 2023 period compared to $2,356 resulting in an increase of $367,545 which represented 18% of the total increase. In addition, higher advertising and show production costs represented 22% of the increase while professional fees accounted for 19%.

General and administrative expenses totaled $4,551,706 during the nine months ended January 31, 2023 compared to $3,264,071 during the nine months ended January 31, 2022, representing an increase of $1,287,635, or 39%. Payroll costs totaled $1,638,765 in the 2023 period compared to $820,027 in the 2022 period resulting in an increase of $818,738 or 64% of the total increase in general and administrative expenses. Legal and lobbying services costs increased by $388,204 representing 30% of the total increase.

During the nine months ended January 31, 2023, we incurred stock-based compensation costs of $2,790,958 compared to $2,066,146 in the 2022 period, resulting in an increase of $724,812 or 35%.  Since the 2022 period, the Company has issued 623,000 additional options which resulted in incremental stock-based compensation costs of $192,128 in the 2023 period. In addition, costs related to restricted stock awards totaled $1,482,190 during the 2023 period compared to $1,092,127 during the 2022 period, resulting in an increase of $390,063 or 54% of the total increase in stock-based compensation costs.

Other Income

Other income totaled $274,550 during the 2023 period compared to $740,275 during the 2022 period, representing a decrease of $465,725, which primarily related to the change in fair value of derivative liability. Changes in the fair value of the derivative liability are most significantly impacted by changes in the Company's stock price. A decrease in the stock price during both the 2023 and 2022 periods resulted in a decrease in the carrying value of the liability, and therefore, the recognition of income. Income of $751,397 was recognized during the 2023 period compared to income of $1,299,527 during the 2022 period, representing a decrease of $548,130.

Net Loss

Net Loss totaled $15,722,078 during the nine months ended January 31, 2023 compared to $6,863,190 during the nine months ended January 31, 2022, representing an increase of $8,858,888, or greater than 100%. The acquisition of Teal Drones in August 2021 accounted for the majority of the increase. Since acquiring Teal, we have more than tripled its headcount and significantly expanded its facilities. Net loss for Teal during the 2023 period totaled $7,497,605 compared to $1,222,351 for the 2022 period, representing an increase of $6,275,254, or almost five times. The higher net loss for Teal represented 71% of the increase in the consolidated net loss.

Cash Flows

Operating Activities

Net cash used in operating activities was $21,394,858 during the nine months ended January 31, 2023, compared to net cash used in operating activities of $12,039,115 during the nine months ended January 31, 2022, representing an increase of $9,355,743, or 78%. Net cash used in operations, net of non-cash expenses totaling $2,752,691, equaled $12,969,387 in the 2023 period compared to $5,779,305, net of non-cash expenses totaling $1,083,885 in the 2022 period, resulting in an increase of $7,190,082, or greater than 100%. The higher use of cash primarily related to the acquisition of Teal Drones in August 2021 which resulted in a full nine months of operations in the 2023 period compared to five months of operations in the 2022 period.  Net cash used related to changes in operating assets and liabilities totaled $8,425,471 during the nine months ended January 31, 2023, compared to $6,259,810 during the nine months ended January 31, 2022, representing an increase of $2,165,661 or 35%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments.

Investing Activities

Net cash provided by investing activities was $22,296,235 during the nine months ended January 31, 2023, compared to net cash used in investing activities of $48,514,017 during the nine months ended January 31, 2022 resulting in an increase of $70,810,252 or greater than 100%. During the 2023 period, net proceeds of $24,282,117 from the maturities of marketable securities were used to fund operations, and $1,735,882 was used to purchase property and equipment, primarily related to the expansion of the manufacturing facilities for Teal. During the 2022 period, $54,696,624 of proceeds from stock offerings were invested in marketable securities.

Financing Activities

Net cash used in financing activities totaled $1,093,030 during the nine months ended January 31, 2023, compared to net cash provided by financing activities of $67,387,312 during the nine months ended January 31, 2022. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2022 period, the Company received net proceeds of approximately $70 million in connection with two offerings of common stock.

Liquidity and Capital Resources

At January 31, 2023, the Company reported current assets totaling $40,527,873 current liabilities totaling $5,140,218 and net working capital of $35,387,655. Cash and marketable securities totaled $24,623,195 at January 31, 2023. Inventory related balances, including pre-paid inventory, totaled $12,602,568. We continue to maintain higher-than-normal inventory balances related to the global supply chain issues, including chip shortages, which have been ongoing for more than a year. At January 31, 2023, the Company was in a strong liquidity and capital position relative to its operating results for the quarter ended January 31, 2023 and its expected cash requirements for the next twelve months.

Going Concern

We only began generating revenues in January 2020 and have reported net losses since inception. We expect to report net losses for at least the next twelve months. To date, we have funded our operations through debt and equity transactions. In May and July 2021, we completed common stock offerings which generated gross proceeds of approximately $70 million. At January 31, 2023, we reported cash and investment balances of approximately $24.6 million. We expect these financial resources to be sufficient to fund our operations for at least the next twelve months. However, we can provide no assurance that these financial resources will be sufficient to fund our operations until we reach profitability.  If we are unable to become profitable before expending our current financial resources, we will need to raise additional capital through equity or debt transactions. We can provide no assurance that such additional financing, if required, will be available to us on acceptable terms, or at all. If we are unable to become profitable or obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern.

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

Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, (iii) accounting for derivatives, and (iv) reserves and allowances related to accounts receivable and inventory.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 15, 2022, Robert Stang filed an action against Teal Drones, Inc. and George Matus in the United States District Court for the Northern District of California, Robert Stang v. Teal Drones, Inc. and George Matus (No. 22-cv-01586-JSC) and on September 15, 2022 filed a First Amended Complaint naming our subsidiary’s former director Benjamin Lambert as an additional defendant.  The complaint asserts claims for breach of contract and unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased.  The Complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. In connection with the action the Company believes it has a right to indemnification and has notified the sellers of Teal of its intention to pursue indemnification claims under the Teal acquisition agreement and escrow.

On December 5, 2022 the Company and Teal filed a First Amended Complaint in an action brought against Autonodyne LLC and its founder Daniel Schwinn in the Court of Chancery of the State of Delaware alleging, among other things, breach of an exclusive license agreement by Autonodyne, LLC dated May 23, 2022 and tortious interference by Mr. Schwinn.  Red Cat Holdings, Inc. and Teal Drones, Inc. v. Autonodyne LLC and Daniel Schwinn (No. 2022-0878-NAC).  Defendants filed a motion to dismiss which is pending.

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

Date: March 7, 2023	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2023	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

