Form 10-K
period 2023-04-30
Red Cat Holdings, Inc.
filed 2023-07-27
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $44,888,395.

As of July 24, 2023, there were 55,541,173 shares of the registrant’s common stock outstanding.

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

All references in this Annual Report to the "Company", "we", "us", or "our", are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, Rotor Riot LLC (“Rotor Riot”), Fat Shark Holdings, Ltd. (“Fat Shark”), Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), and Red Cat Propware, Inc. (“Propware”).

 PART I

ITEM 1. BUSINESS

I. Overview

The Company was originally incorporated under the laws of the State of Colorado in 1984 under the name Oravest International, Inc. In November 2016, we changed our name to TimefireVR, Inc. and re-incorporated in Nevada. In May 2019, the Company completed a share exchange agreement with Red Cat Propware (“Propware”) which resulted in the Propware shareholders acquiring an 83% ownership interest, and management control, of the Company. In connection with the share exchange agreement, we changed our name to Red Cat Holdings, Inc. (“Red Cat” or the “Company” or “we”) and our operating focus to the drone industry.

Prior to the share exchange agreement, Propware was focused on the research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. Following the share exchange agreement and its name change, Red Cat has completed a series of acquisitions and financings which have broadened the scope of its activities in the drone industry. These acquisitions included:

•	In January 2020, we acquired Rotor Riot, LLC (“Rotor Riot”), a reseller of drones and related parts, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. The total purchase price was $2.0 million.

•	In November 2020, the Company acquired Fat Shark Holdings (“Fat Shark”) which sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry. Fat Shark’s flagship products are headsets with a built-in display (or “goggles”) that allow a pilot to see a real-time video feed from a camera typically mounted on an aerial platform or drone. The total purchase price was $8.4 million.

•	In May 2021, we acquired Skypersonic, Inc. (“Skypersonic”), a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is denied or unavailable. The total purchase price was $2.8 million.

•	In August 2021, the Company acquired Teal Drones ("Teal"), a leader in providing sophisticated and complex unmanned aerial vehicle ("UAV") technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $10.0 million.

II. Recent Developments

During the second half of the fiscal year ending on April 30, 2022, the Company focused on integrating and organizing its acquired businesses. These efforts including refining the establishment of Enterprise and Consumer segments in order to sharpen the Company's focus on the unique opportunities in each sector of the drone industry. The Enterprise segment, consisting of Teal and Skypersonic, is focused on opportunities in the commercial sector and the military. Enterprise's initial strategy was to provide UAV's, primarily drones, to navigate dangerous military environments and confined industrial and commercial interior spaces. The Consumer segment, consisting of Rotor Riot and Fat Shark, is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible and useful in our daily lives. Consumer provides a growing revenue base, strong brand visibility, and is an excellent source of professional pilots.

Following the establishment of the Enterprise and Consumer segments in the first quarter of fiscal 2023, management spent much of fiscal 2023 evaluating and establishing the long term business strategy of each segment. This resulted in the Enterprise segment narrowing its near term focus on the military and other government agencies. It was determined that Skypersonic's technology would be re-focused, for the next few years, on government applications and that its technology would be consolidated into the operations of Teal Drones.

In the fall of calendar 2022, the Company received inquiries and held discussions regarding the potential acquisition of the Consumer segment, specifically Rotor Riot and Fat Shark. These discussions culminated in the execution of a Stock Purchase Agreement ("SPA”) with Unusual Machines in November 2022.

Prior to signing the SPA, the Company completed a comprehensive evaluation of its business segments, including (i) the synergies and challenges of operating two diverse business segments, (ii) the future operating prospects for each segment including revenues, expenses, profits, and cash flows, and (iii) the financial impact of a potential sale of the Consumer segment on the Company. The results of the evaluation indicated a number of significant operating and financial differences between Enterprise and Consumer including (i) Consumer sources a substantial portion of its product from China whereas Enterprise is focused on a "Made in America" policy which is very important to the U.S. government, its primary target customer, (ii) Enterprise is required to meet ITAR export requirements which necessitates that all employees be U.S. persons and undergo a background check whereas Consumer does not have such requirements, (iii) Consumer primarily markets through a social media platform and strategy that focuses on maximizing its public presence whereas Enterprise's marketing efforts in dealing with its government target market are more discrete and (iv) Consumer is focused on reaching profitability whereas Enterprise has been investing in a new manufacturing facility and building strong relationships with government agencies. Collectively, these differences would require the Company to establish separate departments for many common functions including purchasing, human resources, and sales and marketing. Finally, closing of the SPA would strengthen the Company's financial position as it would generate immediate cash and eliminate the funding required to support Consumer until it reached profitability. The Company concluded that the long term business prospects of the Enterprise segment were significantly greater than those of the Consumer segment, and that a sale of Consumer should be completed.

The closing of the transaction is contingent upon Unusual Machines completing (i) an initial public offering that raises sufficient capital to close the transaction, and (ii) listing on a public stock exchange such as the NYSE or Nasdaq.

III. Enterprise Segment

The Enterprise segment’s current business strategy is focused on providing integrated robotic hardware and software for use across a variety of applications. Its solutions provide critical situational awareness and actionable intelligence to on-the-ground warfighters and battlefield commanders as well as firefighters and public safety officials. Its mission is to "Dominate the Night" and constantly provide best in class thermal imaging capabilities. Enterprise’s efforts are centered on its Made in America Class 1 drone development program, particularly its Teal 2, and Four Ship products. Enterprise has substantially completed construction of a new manufacturing facility in Salt Lake City and believes that an increased focus by the United States government and American businesses on purchasing products that are “Made in America” provide Enterprise with a competitive advantage.

Teal Drones

Teal is the core of the Enterprise segment and was founded in 2015 by George Matus, a Thiel fellow. Its first products were consumer based and the first of their kind to be manufactured in the United States. Beginning in October 2018, Teal migrated its business strategy to focus on the government, military, and enterprise sectors (collectively referred to as “Enterprise”). Its first product offering, the “Golden Eagle”, was launched in June 2020. The Golden Eagle is a U.S. Department of Defense approved drone designed for reconnaissance, public safety, and inspection applications.

A.  Key Business Accomplishments during Fiscal 2023 and to date include:

1.	Launches Teal 2, a military-grade sUAS Designed to “Dominate the Night™”

Following its acquisition by Red Cat in August 2021, Teal accelerated efforts on the development of its next generation Enterprise drone. These efforts culminated in the launch of the Teal 2 in April 2023. The Teal 2 is the first small, unmanned aircraft system (“sUAS”) designed to “Dominate the Night”, when most military operations take place, through its enhanced capabilities. The Teal 2 offers the latest intelligence, surveillance, and reconnaissance (“ISR”) technology and delivers time-critical information that enables the warfighter to make faster and smarter decisions. Some of the unique features and capabilities of the Teal 2, and the partners who developed and helped integrate these technologies into the Teal 2, include:

•Teledyne FLIR whose new Hadron 640R sensor provides the highest resolution thermal imaging in a small (Group 1) form factor which is optimal for nighttime operations.

•Tomahawk Robotics whose common control system enables a single operator to simultaneously control up to four Teal 2’s at the same time.

•Athena AI, an Artificial Intelligence (“AI”) and computer vision architecture firm. Its technology enhances target recognition and battle tracking which enables wartime commanders to make faster battlefield decisions.

•Reveal Technology whose “Farsight” mapping software enables the automatic combining of imagery from multiple drones to produce high fidelity 3D maps.

•Immervision, an optical products manufacturer whose navigation camera module is used for surveillance and unmanned systems. Immervision enhances the navigation skills of the Teal 2 at night and in other difficult flying conditions such as in fog, beneath bridges, and inside buildings.

The Teal 2 is manufactured exclusively at Teal’s new purpose-built factory in Salt Lake City, Utah. Early-adopter customers included the U.S. Customs and Border Protection which ordered 54 units of the Teal 2.

2.	Designation of Teal 2 as Blue UAS received from U.S. Department of Defense

In June 2023, the Teal 2 received clearance from the U.S. Department of Defense ("DoD") to be designated as a Blue UAS. The DoD defines these drones as NDAA (National Defense Authorization Act) compliant, validated as cyber secure, and safe to fly. This designation enables Teal to fill orders from federal, state, and local government agencies subject to oversight by the DoD, including those orders that were contingent upon receiving certification. In addition, many governments of allied nations are more likely to purchase Blue UAS approved drones. Teal's legacy drone, the Golden Eagle, is also on the cleared list which is believed to number less than 20 in total.

After the U.S. Army banned its forces from using Chinese-made quadcopters due to security risks (the drones’ radio controls are unencrypted and the devices could potentially capture and store sensitive information that could be provided to the Chinese government), the U.S. Department of Defense began developing its own alternatives under a defense program known as Blue sUAS. Blue sUAS is an initiative of the Defense Innovation Unit (DIU), the only DoD organization focused on accelerating the adoption of commercial and dual use technology to solve operational challenges at a speed and scale that is faster and higher than normal for government agencies.

3.	New Manufacturing Facility Constructed and Scaling Productivity

During Fiscal 2023, Teal substantially completed construction of its new manufacturing facility and began to scale production levels. Teal originally moved into the facility, located in Salt Lake City, Utah, in October 2021. In January 2022, Teal doubled the size of the facility, which now totals approximately 25,000 square feet, in order to fully scale production capacity to meet the forecast growth in demand and to house its expanding team of software and technology engineers. At the end of fiscal 2023, production capacity was approximately 100 drones per month. The Company believes that maximum production capacity for this facility can reach 1,000 drones per month over the next 2 to 3 years, provided that additional capital investments are made and manufacturing efficiencies realized. Manufacturing in the United States, “Made in the USA”, is a critical consideration of the U.S. government and other state and local government agencies.

4.	Awarded Increase in Prototype Development Contract under U.S. Army Tranche 2 Program

In June 2023, the Army authorized Teal to complete additional milestones under the terms of a Statement of Work related to its UAS Tranche 2 program. Under the terms of the Statement of Work, the Army has agreed to fund certain engineering and material costs incurred by Teal to build a next generation prototype based on technical requirements and warfighter feedback. As of June 30, 2023, a total of $2.7 million has been authorized under the Statement of Work. Cumulative billings through April 30, 2023 totaled $879,400 and the Company expects to complete and bill the remaining authorized amount of $1,862,701 in fiscal 2024 as milestones are fulfilled. The Statement of Work provides for 15 separate development milestones, of which 9 have been authorized to date. The Company expects that the Army will authorize that the remaining 6 milestones be completed at a future date.

In May 2023, Teal partnered with Doodle Labs on Teal’s small unmanned aerial system (sUAS) prototype. By integrating Doodle Labs’ Helix Mesh Rider Radio, the prototype will be capable of reliably transmitting thermal imagery, encrypted video, and other high-bandwidth data back to a ground station more than three miles away. Mesh Rider Radio uses certified encryption to protect data and flight control functionality, even in contested environments.

B.   Government Contracts and Orders

Enterprise is focusing on U.S. federal government agencies, particularly the military branches, as its initial target market. Its longer term target customer base includes U.S. state and local government agencies, as well as governments of foreign allies. An overview of existing government contracts and recent developments include:

1.	U.S. Army Tranche 2 Drone Program

In March 2022, Teal was selected by the Department of Defense's (DoD) Defense Innovation Unit (DIU) and U.S. Army to compete in the Short Range Reconnaissance Tranche 2 (SRR T2) Program of Record. The rigorous technical requirements and program objectives of SRR T2 dramatically narrowed the field from thirty-three drone manufacturers down to three vendors. The Army has indicated that Tranche 2 and 3 have been combined and will represent the final tranche of the SRR program.

Teal was selected to develop a next-generation sUAS designed for intelligence, surveillance and reconnaissance (ISR) duties, with a focus on autonomous capability, for the U.S. Army. The ultimate goal of the SRR T2 program is to provide a small, rucksack portable, fully encrypted sUAS that provides all Army infantry platoons (consisting of 20-50 soldiers) with situational awareness beyond the next terrain.

Following a successful demonstration in September 2021, Teal was notified by the U.S. Army's Short Range Reconnaissance Product Office that it would advance to the prototype phase of the SRR T2 program and was awarded a $1.5M prototype development contract. The value of this contract has since been increased to $2.7 million.

The SRR Tranche 1 program began in 2020, and Teal was similarly selected for that program with a prototype contract award as part of its selection. The five drones developed for SRR Tranche 1 became the five drones named to the Blue sUAS list in August 2020 and were subsequently approved by the Department of Defense (DoD) and other U.S. Federal Departments. The Blue sUAS list was originally developed by the Silicon Valley-based Defense Innovation Unit (DIU) which is focused on identifying, and integrating leading commercial technologies into the Government.

2.	U.S. Border Patrol

$1 Million Purchase Order from U.S. Border Patrol

In October 2022, Teal was awarded a $1,046,806 contract from U.S. Customs and Border Protection to provide its high-performance Golden Eagle drones to U.S. Border Patrol. The purchase agreement covered the provision of the drone, plus battery packs and chargers, propellers, gimbal-mounted cameras, carrying cases and operator training sessions, including “train-the-trainer” sessions.

Customs and Border Protection Contract Worth up to $90 Million over Five Years

In December 2021, Teal was one of only five contractors designated to participate in a firm, fixed price, multiple award blanket purchase agreement (BPA) by the United States Customs and Border Protection. The BPA has an estimated value of $90 million in total over a 5-year period.

The Department of Homeland Security agencies can place orders through the BPA for unmanned aircraft systems (UAS). The drones will provide supplemental airborne reconnaissance, surveillance, and tracking capability to enhance situational awareness for field commanders and agents in areas that lack nearby traditional surveillance systems or available manned air support.

3.	Other

Order for 200 Long-Range, High-Speed Drones for Ukrainian Deployment

In May 2023, Red Cat received a purchase order to provide 200 long-range, high-speed FPV (first-person view) drones to Ukrainian drone pilots engaged in conflict with Russia.

The FPV drones were delivered to Ukraine in June. These drones have the highest power-to-weight ratio in the industry and provide increased maneuverability, especially when combined with the FPV functionality of the drones. These drones can also fly in GPS-denied and GPS-jammed battlefield conditions.

Order from NATO Member Country for Deployment in Ukraine

In April 2022, Teal secured an order for 15 Golden Eagle drone units, plus spares and training, from a NATO (North Atlantic Treaty Organization) member country committed to deploy them in the Ukraine. The drones were expected to be used for intelligence, surveillance, and reconnaissance on the front lines, thereby lessening the need to utilize troops to perform such dangerous activities.

Numerous European countries have increased their defense budgets, not only to support the Ukraine invasion but to also prepare themselves for future geopolitical conflicts. Many countries and military units are recognizing the strategic benefit of having an adequate inventory of drone units that can be invaluable in reconnaissance and surveillance on the front lines.

C.   Product Development

Product development efforts in fiscal 2023 were focused on the development of the Teal 2 which was officially launched in April 2023 at the Army Aviation Mission Solutions Summit. Significant resources were also expended developing the prototype under the Army's SRR Tranche 2 program. More details on the partners who helped integrate key features into the Teal 2 include:

1.	Athena AI for artificial intelligence and computer vision

In March 2023, the Company partnered with Athena AI which will provide computer vision capabilities for the Teal 2. Athena, an AI-enabled military decision-support company, has licensed its proprietary computer vision architecture which allows high-speed tracking of objects and, at slower speeds, in-depth data exploitation. Athena spent more than three years curating and analyzing military night-fighting footage, including thermal and low light camera systems, to create computer vision architecture for warfighting after dark. Athena’s solution can identify weapons and various other objects at night, as well as Identification Friend or Foe (IFF) markers, such as military grade light sticks and infrared beacons.

By integrating Athena’s technology, the Teal 2 will support dangerous, close fighting, missions at night. The Forward Line of Own Troops (FLOT) can be detected, recognized and geolocated in comparison with the enemy, allowing for precision and safe fires on the target. Athena also supports rapid in-field target-set updates with a turnaround as quickly as 72 hours for new target-detection algorithms. This allows the warfighter to quickly respond to emerging threats and ensure their drone remains in the fight.

2.	Invests in Modular Unmanned Aerial Systems Company

In March 2023, Red Cat invested $250,000 in Firestorm, an American company developing the first completely Modular Unmanned Aerial System (MUAS) that is 3D printed and payload agnostic. Firestorm is building a new category of fixed-wing UAS with 30-day product iterations, a commitment to open-system architectures, and an additive manufacturing approach that allows them to scale production in an elastic manner. Firestorm’s founding team has deep industry expertise in additive manufacturing, aerospace and defense, and understands how to build and quickly scale dual-use technology companies.

3.	Immervision Enhances Low-Light Navigation

In January 2023, Teal partnered with Immervision, a Canadian optical products manufacturer whose latest navigation camera module is used for surveillance and unmanned systems. Immervision will enable Teal’s drone to operate effectively in low-light flying conditions.

Teal plans to equip the Teal 2 with two Immervision low-light camera modules. In addition to enhancing autonomous navigation at night and in other light-denied situations, such as in fog, beneath bridges and inside buildings, having two cameras provides stereoscopic vision to Teal’s autonomous pilot system. This enables the drone to create a 3D map it can use to navigate and locate itself geographically in low-light situations and in areas where a GPS signal is not available.

The camera lens is designed to maximize the concentration of light per pixel on the image sensor to provide the best image quality in low-light conditions across the complete field of view. Immervision’s camera module has been designed to address the challenging requirements of operating safely in low-light conditions where other sensors are inefficient. It is capable of seeing objects in a dark environment at “1 lux”, which is equivalent to “deep twilight.”

Teal is integrating the new Immervision camera with its software system to enhance the autonomous flying capabilities of its drones. These include avoiding obstacles and taking off and landing without pilot assistance, as well as automatically generating a 3D map and locating itself without the benefit of a GPS signal. Most military operations are conducted at night, and therefore, having a low-light solution is a key capability.

4.	Tomahawk Robotics Enables Simultaneous Control of Air and Ground Based 4-Ship Multi-Vehicle System

In October 2022, Teal enhanced the capabilities of its 4-Ship multi-vehicle system through a partnership with Tomahawk Robotics, the leading innovator of common control solutions. This partnership will enable the warfighter in the field to simultaneously control the Teal 2 and other unmanned vehicles, such as rovers and robots on the ground, all within a single application on a single pane of glass. Enabling fighters to coordinate an arsenal of unmanned systems in the air and on the ground gives them a significant advantage in finding and subduing the enemy.

In addition, one operator can hand off control of one or more drones, rovers or robots to another operator without shutting down the operation. For example, one operator may keep his group of drones focused on surveillance of an enemy location while handing off control of another drone/robot/rover to pursue an enemy who is leaving the location.

Tomahawk’s Kinesis control solutions provide the following capabilities:

1.	Multi-vehicle command and control (multiple Teal drones) and multi-domain command and control (Teal drone paired with unmanned ground vehicles).
2.	ATAK (Android Team Awareness Kit) information sharing for increased battlefield visualization.
3.	Handoff of control to a secondary operator.
4.	Providing center field of view coordinates for aided target recognition.
5.	Mission-planner level of semi-autonomy with human-in-the-loop decision making.
6.	A MOSA (Modular Open Systems Approach) framework that delivers AI-enabled capabilities such as Reveal Technology’s Farsight 3D Mapping software, Athena AI’s Object Detection Classifiers, and other third- party advanced features.

5.	Announces Development of Multi-Drone System

In May 2022, Teal completed the development and production of a four-drone, multi-vehicle system for defense, government, and public safety markets. The multi-vehicle package will be offered in two configurations: 4-Ship and 4-Ship+. Both configurations allow a single pilot to simultaneously control up to four Teal drones at the same time.

The 4-Ship is a complete solution that provides operators with actionable information from multiple vehicles at the same time -- including the display of four simultaneous video feeds -- resulting in faster situational awareness and decision-making in today’s complex environments. It also offers a tremendous savings in manpower, the most expensive component of any drone operation since four pilots are replaced by just one.

The 4-Ship+ will include two extra units and an additional linked controller to facilitate handoff of control from one pilot to another. The 4-Ship+ configuration allows a back-up pilot to immediately take over at any time. The additional two drones also allow pilots to bring in units with fresh batteries while units with drained batteries drop off to be charged – all without breaking up the four-drone flight pattern. This allows for continuous 360-degree surveillance of any target and overcomes the biggest weakness of any currently fielded drone which is limited battery life.

D.  Sales and Marketing

Since acquiring Teal in August 2021, the Company has built a sales and marketing team which presently consists of 8 direct and support professionals. Most of their efforts in fiscal 2023 were focused on developing relationships with the military agencies of the U.S. Federal Government. While the sales cycle for government agencies can be extensive and take considerable time and effort to establish, they can often become a long-term buyer once initial sales are closed. Key activities in fiscal 2023 related to demonstrating the capabilities of the Teal 2 included:

1.	Demonstrates Multi-Drone Mapping to US Military

In August 2022, Teal demonstrated multi-drone mapping technology that was developed with Reveal Technology. This demonstration was provided to U.S. Army Special Operations Command near Fort Bragg. Military tactical teams’ ability to quickly produce accurate maps of areas targeted for military operations can mean the difference between mission success or failure. Teal teamed with Reveal Technology to enhance Reveal’s “Farsight” mapping software by automatically combining imagery from multiple unmanned aerial systems (UAS) to produce high-fidelity 3D maps. By dramatically increasing the speed of collection, users receive Farsight maps and analytics faster than ever.

Introduced in May 2022, the 4-Ship allows a single operator to simultaneously control up to four drones, allowing for instant and ongoing 360-degree surveillance of a target. Farsight gives military teams virtually real-time access to detailed 3D maps of a target area that can be overlaid with:

1.	Line-of-sight analysis which allows a team to choose a route at the target area that is least visible to the enemy
2.	Terrain analysis and graphing
3.	An AI-generated “best route” through a target area based on line-of-sight data, elevation mapping and terrain analysis
4.	A vertical measurement tool for determining the height of buildings and structures that may be part of an operation
5.	A helicopter landing zone survey to quickly identify the best and safest spot to land

These combined features demonstrate that multiple, networked drones far outperform a single drone for gathering and analyzing geographic intelligence. This provides a team with an advanced awareness of the situation as it is on the ground which leads to more successful missions.

Prior to Farsight, military teams in the field were often dependent on overtasked and often separate intelligence organizations which resulted in slow-moving intelligence analysis that did not match the fast-paced environment on the ground. Farsight helps overcome this issue by blending state-of-the-art computer vision, AI and computing “at the edge” – computing in the field on handheld devices. All processing for Farsight is completed at the edge and therefore, a network connection is not required which eliminates the need for additional processing capabilities like servers or cloud infrastructure. This not only speeds up the entire process but it also allows for the creation of detailed, actionable maps from virtually anywhere on the globe. Finally, computing at the edge does not increase the team’s electronic signature to the enemy, which as seen in Ukraine, could attract artillery fire.

2.	Holds Public Demonstration of Multi-Drone Technology

In August 2022, Teal was granted a waiver by the Federal Aviation Administration (FAA) allowing a single pilot to simultaneously control multiple drones for the first public demonstration of the Company’s multi-drone technology. This event was held in October 2022 at Kane Stadium in New Jersey.

Historically, few waivers were approved by the FAA for multi-drone operations, and those were only for pre-programmed swarms of light-pixel drones for firework displays or for limited performance testing applications. Teal’s waiver allows dynamic re-tasking by the pilot in command. Instead of flying a pre-coordinated low-risk display, the pilot is authorized to adjust the trajectory of the drones in real time. This minor differentiation has long been a critical missing link needed to implement multi-drone technology in real-world applications such as infrastructure and public safety inspections.

Teal secured this waiver by working closely with the FAA to validate multi-drone operation and establish the performance criteria to normalize it by integrating reliability-focused design features and extensive testing of safety-critical components. This waiver is yet another milestone in Teal’s goal of making small drones a ubiquitous tool across industries. This waiver will ideally open the door to future FAA authorizations that allow for multi-drone technology implementation, thereby reducing the cost and complexity of implementing drone technology for customers across verticals like critical asset inspections, public safety, and more.

E.  Other Teal Information

1.	Suppliers

Teal purchases inventory from over 35 suppliers. 80% of this inventory is purchased from four vendors. The most critical components are electronics and cameras. Teal's supply chain is NDAA and Blue UAS compliant. All suppliers are approved based on Teal's strict vendor qualification process.

2.	Competition

Teal's primary competitor is DJI. Though regulation is trending toward further restrictions against Chinese made drones, DJI remains a global industry leader and continues to serve markets that Teal is focused on. Domestic competitors of Teal include Vantage Robotics and Skydio. These companies were selected alongside Teal out of 37 companies to compete in the Short Range Reconnaissance Tranche 2 program. Future competitors may include established defense contractors that are better capitalized and resourced to compete in Teal's markets. Teal competes with a combination of its unique product value propositions (i.e. nighttime capability, modular platform), and scalable domestic manufacturing.

Skypersonic

Skypersonic enables drones to "Fly Anywhere". Its Skycopter is a miniature drone in a protective cage which can navigate dangerous military environments such as a damaged, bombed building while recording critical ISR data yet not damaging its environment or the drone. Its Skylogic software system enables the drone to record the inspection or surveillance data even though GPS communications are not available in such restricted environments. Skyloc is a stand-alone, real time, software system which enables the drone to record and transmit data even while being operated from thousands of miles away. The Company believes that Skypersonic can enable military operators to complete ISR in a safer, quicker, and more efficient manner. Traditionally, such activities are completed by soldiers on foot patrol who normally need to travel into dangerous military environments where the enemy can be waiting to attack. Additional dangers exist when the soldiers need to explore extreme heights or constrained spaces, such as bombed buildings, in order to secure the required ISR.

Following establishment of the Enterprise segment, which includes Skypersonic and Teal, the Company determined to narrow Enterprise's near term focus on the military and other government agencies. This decision reflected (i) a decision to exclusively focus the Company's limited financial resources on its strongest near term business prospects and (ii) recognition of the ability to deploy the Skycopter in dangerous military environments. Enterprise intends to expand its sales and marketing efforts to other commercial applications once its military platform is fully established.

A.	Recent Accomplishments

1.	Delivers Drones, Rover, and Piloting Platform to NASA’s Simulated Mars Missions

In November 2022, Skypersonic delivered the hardware and software for a rover and drone system that the crew members of NASA’s Simulated Mars Mission will use to remotely explore Martian-like terrain around Earth – all from their 1,700-square-foot simulated Martian habitat at the Johnson Space Center in Houston, Texas.

Crew members will spend one year living and working in a habitat designed and built to simulate life on the Red Planet. The Skypersonic drones and rover will be taken to an area on Earth that is similar to Martian terrain – such as a desert or mountainous region – where they will be controlled remotely by crew members in Houston. The exercise is designed to test the ability of astronauts on Mars to remotely explore the planet with drones and rovers. Skypersonic's real-time transoceanic remote piloting platform will drive the piloting of both the drones and the rover.

NASA personnel trained on piloting the drones with Skypersonic’s Martian Simulator, a computer-simulation of the Martian environment based on actual photographs and video of the surface of Mars.

Skypersonic was initially awarded a five-year contract with NASA in September 2021.

2.	Validated Technology Platform on an Active Volcano

In August 2022, Skypersonic validated its software and hardware on Mt. Etna, an active volcano in Sicily where the landscape is similar to Martian geology. Using its ground-breaking Long Range Real-Time Remote Piloting System, the drone and rover on the active volcano in Italy were controlled by personnel in Houston, Texas, in real time. Whereas most drones cannot be piloted without connecting to the GPS network, Skycopter uses technology that is able to control and track the drone in locations – such as Mars – where GPS is not available.

3.	Inspected Italian Utility Plant with drone piloted from the United States

In June 2022, Skypersonic completed an inspection of a utility plant in Turin, Italy using a drone controlled by a pilot physically located in Orlando, Florida. The drone was controlled relying solely on an internet connection from a normal cellphone. The pilot had never visited the plant, nor had he seen any drawings or photos of the floorplan or the layout which included many staircases, ducts, equipment, and other obstacles. Using the Company’s Skyloc operating system, the drone was piloted without using GPS (Global Positioning System) which is traditionally used for outdoor flights but which is often not available in closed, restricted environments.

4.	Two-year Facility Inspection Program completed with General Motors

In May 2022, Skypersonic completed a two-year program with General Motors (“GM”) using the Skycopter™ to perform crane rail inspections in all 19 of its North American stamping (metalworking) facilities.

The Skycopter was able to capture critical information that is relevant to the maintenance of GM’s facilities and their internal structures in a relatively short amount of time. Information was captured in two to three hours versus what would normally take eight to twelve hours and require shutting the facility down completely, erecting scaffolds, and hoisting personnel in the air and onto the rails for manual inspection, saving not only significant time but also substantial costs. The Skycopter provided an inspection and data collection service that is faster than traditional methods while also providing a much safer work environment for employees.

The full inspection program took over two years to complete, including the initial planning and pilot training phases, while the inspection process required 14 months. The program consisted of the video recording of 50,000 cumulative feet of crane rails captured from more than 200 flight hours. The Skycopter was piloted by General Motors personnel at all times following completion of an initial pilot training program with Skypersonic. General Motors is also evaluating the use of the Skycopter in other inspection applications across additional plants and facilities.

IV.  Consumer Segment

The Consumer Segment focuses on selling drones and related parts to enthusiasts and hobbyists. Fat Shark and Rotor Riot operate in this segment.

The Consumer segment focuses on drones piloted with wearable display devices. These are head mounted displays (“HMDs”), similar to goggles, for drone pilots. HMDs give pilots a “first person view” (“FPV”) to control their drone in flight. This is a unique experience where the pilot is interacting with an aircraft through visual immersion. The pilot sees only what the drone sees, as if sitting in the pilot seat. This experience is accomplished by live streaming footage from a camera mounted on the nose of the drone directly into specially designed goggles worn by the pilot. The image is transmitted via radio (traditionally analog but increasingly digital) to the pilot. The drone remote control unit, the drone device, and the FPV goggles are all connected via radio. This requires sophisticated electronics that transmit visual information with sufficient speed and reliability to allow pilot control over the drone in real-time. Pilots routinely achieve speeds of over 90 mph in racing and other mission critical applications. An FPV pilot must experience a near complete transfer of their visual consciousness into the body of their piloted device.

There are three common categories of FPV flight – freestyle flight, racing, and aerial photography. In freestyle, the pilot navigates around obstacles focused on acrobatics and exploring the environment. FPV racing describes a growing spectator sport where pilots fly their drones in competitions through a series of obstacles, flags, and gates in a racetrack. Aerial photography is the process of viewing and recording a subject matter from the air from the viewpoint of the pilot.

Consumer is working to increase customer adoption of Fat Shark's new digital based headset systems. The shift from analog to digital is critical to Fat Shark's strategy for long term product sales. DJI was first to market with digital FPV headsets for 2 years and gained a substantial majority market share for this product. This has slowed the initial sales of Fat Sharks product offerings. Overcoming this is paramount to preventing DJI from cornering the customer base and securing market position for Fat Shark. For this effort, Consumer has coordinated both subsidiaries, Fat Shark and Rotor Riot, to promote sales of Fat Shark digital headsets.

Consumer has increased targeted paid advertisements on Facebook, Google, and other platforms. These ads are directed toward both existing FPV customers as well as acquiring new customers from tangential markets such as photography. The ads direct sales through the Rotor Riot online store as well as other vendors of Fat Shark digital products.

Additionally, Consumer has offered discounted bundles via the Rotor Riot online store. These bundles combine Fat Shark's digital headsets with ready to fly drones built by Rotor Riot. These bundles provide the customer with cost savings and an easier entry point into Fat Shark's digital ecosystem.

A.  Launch of Innovative Dominator Drone FPV Goggle

In May 2022, Fat Shark launched a new FPV (first-person viewer) drone headset – the Dominator. The Dominator is a low latency, 1080p digital goggle with an extended flight range over existing systems.

B.  Customers

Revenues for the Consumer segment are principally generated through distributors (for Fat Shark) and online (for Rotor Riot through its e-commerce site, www.rotorriot.com). Consumer markets its products and services to recreational and professional drone pilots and hobbyists.

C.  Competition

Rotor Riot competes with a number of significantly larger, better capitalized companies. SZ DJI Technology Company, Ltd., commonly known as DJI, is the dominant market leader in the Consumer Segment with a global market share estimated at more than 70%, according to industry research firms. Other competitors include Parrot and Lumenier. Race Day Quads is a larger, direct competitor in the FPV sector. Consumer competes against these financially stronger companies by leveraging its visibility on the internet through its Facebook page which has more than 37,000 members and its Rotor Riot channel which has more than 267,000 subscribers. The Rotor Riot brand has been at the center of the racing and freestyle culture of drones since registering its domain name in 2015.

Fat Shark also competes with DJI as well as other FPV headset companies including Skyzone, Orca, and HD Zero. The Fat Shark brand has been synonymous with FPV headsets since the emergence of the market in 2008. Fat Shark continues to compete through partnerships with other FPV companies and a focus on manufacturing and product quality.

D.  Suppliers

Rotor Riot purchases inventory from over 80 suppliers although 44% of this inventory is purchased from four vendors. The two most critical components are electronics and frames. The United States has continuously increased tariffs on the inventory that Rotor Riot purchases from China. Since 2019, tariffs ranging from 2% to 25% have been imposed on 88% of Rotor Riot’s inventory. 68% of Rotor Riot's inventory is purchased directly from Chinese based vendors, and all these items are subject to tariffs. An additional 20% is purchased from vendors that are affected by the tariffs resulting in higher costs for Rotor Riot. 28% of Rotor Riot’s inventory consists of DJI products which are subject to the highest 25% tariff rate. These tariffs increase the cost of goods which reduces the company’s profit margins. To date, Rotor Riot has been unable to find comparable non-Chinese products and vendors.

V.  The Drone Industry

The Drone industry continues to expand beyond its military origin to become a powerful business tool and recreational activity. We expect both of these markets to continue to grow.

•	The global commercial drone market size was estimated at approximately $30 billion in 2022. It is anticipated to expand at a compounded annual growth rate of almost 39% from 2023 to 2030 (grandviewresearch.com).

•	The military drone market is expected to reach more than $11 billion by 2024 (dronesourced.com).

•	The drone services market is expected to grow to more than $60 billion by 2025 (Insider Intelligence).

•	Consumer drone market is projected to increase from $4.3 billion in 2022 to approximately $20 billion by 2030, with a compounded annual growth rate of 20.8% from 2023 to 2030 (snsinsider.com).

A.  Government Regulation and Federal Policy

1.	The Federal Aviation Administration

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

The FAA began issuing regulations governing drones in 2005 with their scope and frequency expanding in recent years with the significant increase in the number of drones sold. In December 2015, the FAA announced that all drones weighing more than 250 grams, or 0.55 pounds, must be registered with the FAA. As of July 2023, the FAA reported the registration of almost 870,000 drones, of which approximately 350,000 were commercial and approximately 520,000 were recreational. In addition, more than 330,000 remote pilots were certified.

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

2.	Infrastructure Bill

In November 2021, Congress passed the Infrastructure Investment and Jobs Act which may provide multiple business opportunities for the drone industry. Drones already play a vital role in many of the programs covered by the bill, including railways, roads and bridges, storm preparation, electrical grid strengthening and sewage maintenance. With more than $280 billion earmarked for these programs alone, the Company believes there is a significant opportunity to expand its existing relationship with the Department of Defense and NASA to include other agencies of the Federal Government.

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

3.	American Security Drone Act

In February 2023, two Congressman introduced the "American Security Drone Act of 2023" which would prohibit the purchase of drones from countries identified as national security threats such as China. The basis for the legislation is that purchases from these countries (i) pose a significant threat to national security, (ii) represent efforts to infiltrate and influence American society, and (iii) risk the theft of personal and business data. Specifically, the American Security Drone Act:

•	Prohibits federal departments and agencies from procuring certain foreign commercial off-the-shelf drone or covered unmanned aircraft system manufactured or assembled in countries identified as national security threats, and provides a timeline to end current use of these drones.
•	Prohibits the use of federal funds awarded through certain contracts, grants, or cooperative agreements to state or local governments from being used to purchase foreign commercial off-the-shelf drones or covered unmanned aircraft systems manufactured or assembled in a country identified as a national security threat.
•	Requires the Comptroller General of the United States to submit a report to Congress detailing the amount of foreign commercial off-the-shelf drones and covered unmanned aircraft systems procured by federal departments and agencies from countries identified as national security threats.

VI.  Other Corporate Information

A.  Environmental Considerations

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

B.  Intellectual Property

The company has consolidated its intellectual property into a subsidiary, UAVPatent Corp. The subsidiary holds 36 issued patents and registered designs and 16 pending patents and registered designs. The Intellectual Property (“IP”) portfolio includes design and utility patents ranging from FPV headsets to the architecture for Skyperonic's Fly Anywhere platform. None of the patents are currently licensed and IP is generated in the general course of doing engineering design.

UAVPatent Corp also has the trademarks on the Rotor Riot, Fat Shark, Teal, Skypersonic, and Red Cat brands and logos.

C. Employees

As of June 30, 2023, the Company had 76 full-time employees.

D.  Research and Development

During the years ended April 30, 2023 and 2022, we incurred research and development costs of $5,248,336 and $2,606,141, respectively, excluding $692,947 and $516,456 of stock-based compensation, respectively.

Item 1A

Risk Factors - Summary

i.	Risks Related to our Financial Results and Condition

•	We have incurred net losses since inception.
•	We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.
•	Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.
•	Our products require a continuing investment in research and development, and may experience technical problems or delays, which could lead the business to fail.
•	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.
•	Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.
•	Our products will likely experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.
•	Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.
•	Acquisitions could divert the attention of key personnel, be difficult to integrate, dilute our existing shareholders and adversely impact our financial results.
•	Divestitures could divert the attention of key personnel, be difficult to complete, and adversely impact our continuing operations.
•	Our failure to effectively manage growth could harm our business.
•	Our products are subject to lengthy development cycles.
•	We expect to incur substantial research and development costs related to identifying and commercializing new products and services which may never result in revenues.

ii.	Risks Related to our Operations

•	Our operations may be adversely affected if we lose our rights under third-party technology licenses.
•	If our customers are not satisfied with our technical support, firmware or software updates, they may choose not to purchase our products which would adversely impact business and operating results.
20

•	Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.
•	We could lose the services of key management personnel of the companies that we have acquired which could adversely impact our ability to operate and execute our subsidiaries effectively.
•	We must recruit and retain highly trained and experienced employees, especially engineers, in order to succeed in our business.
•	Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations.
•	We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results.
•	Several steps of our manufacturing processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.
•	We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.
•	While the COVID-19 pandemic has significantly subsided, it continues to pose risks to our business, results of operations and financial condition, and the future nature and extent of COVID-19 is highly uncertain and unpredictable.

iii.	Risks Related to our Industry

•	We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our current business and future prospects.
•	We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow our business segments, and reach profitability.
•	We may not be able to keep pace with technological advances in the drone industry.
•	Any significant disruption to ecommerce business could result in lost sales.
•	Cybersecurity risks could adversely affect our business and disrupt our operations.

iv.	Risks Related to Our Enterprise Segment

•	U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations.
•	A decline in U.S. government budgets, changes in spending priorities, or delays in contract awards could adversely affect the revenues of our Teal subsidiary.
•	Our work for the U.S. government could expose us to security risks.
•	We are subject to extensive government regulation and our failure to comply with these regulations could subject us to penalties that may adversely impact our ability to operate our business.

v.	Risks Related to Our Consumer Segment

•	Our Consumer Segment operates in a highly competitive market and the size, resources, and brand name of its competitors may allow them to compete more effectively than our businesses which could result in a loss of market share and a decrease in revenues.
•	If our Consumer Segment fails to keep pace with changing consumer preferences or technologies, then our business and results of operations may be materially adversely affected.
•	If we do not maintain and develop sales channels for products, then our sales could decline, and our operating losses could increase.
•	If HMD’s and pilot gear do not gain greater acceptance in the marketplace, the business strategy may fail.
•	There are a number of competing providers of micro-display-based personal display technology, including HMDs, and we may fail to capture a substantial portion of the FPV personal wearable display market.
•	Our dependence on sales to VARs, resellers, and distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.
•	We do not control our contract manufacturers or suppliers and actions that they might take could harm our reputation and sales.
•	Our principal manufacturer of HMDs is located in China and is owned by a related party which could create conflicts of interest.
•	If critical components become scarce or unavailable, then we may incur delays in fulfilling sales orders which could adversely impact our business.
•	If significant tariffs or other restrictions are placed and maintained on Chinese imports or any related countermeasures are taken by China, our revenue and results of our Consumer operations may be adversely impacted.
•	If the Consumer Segment is required to secure its inventory from sources other than China, then we could encounter difficulties in purchasing sufficient quantities and types of inventory which would adversely impact the sales, operating results, and financial condition of the Consumer Segment.

vi.	Risks Related to Our Common Stock

•	Our management has voting control of the Company.
•	Our failure to maintain effective internal controls over financial reporting could have an adverse impact on the Company.
•	We have never paid dividends and we do not expect to pay dividends for the foreseeable future.
•	The listing of our securities on Nasdaq subject us to additional regulations and compliance requirements.
•	Our Board of Directors may authorize and issue shares of new classes of stock that could adversely affect current holders of our common stock.
•	Our shares will be subordinate to all of our debts and liabilities which increases the risk that investors could lose their entire investment.
•	The market price of our shares of common stock is subject to fluctuation.
•	Future capital raises may dilute our existing stockholders’ ownership and adversely impact the fair value of their investment.

vii.	Risks Related to Regulatory Matters

•	The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.
•	Our business and products are subject to government regulation, and we may incur additional compliance costs or be forced to suspend or cease operations if we fail to comply.
•	Our results of operations may suffer if we are not able to successfully manage our exposure to foreign exchange rate risks.
•	Our international operations, including the use of foreign contract manufacturers, subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.
•	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws in other jurisdictions in which we operate.
•	We are subject to governmental export and import controls, and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.
•	Changes in trade policy in the United States and other countries may have adverse impacts on our business, results of operations and financial condition.
•	We may collect, store, process and use the personal information of our customers which subjects us to governmental regulation related to privacy, information security and data protection. Any cybersecurity breaches or our failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

viii.	Risks Related to Intellectual Property

•	Our products could infringe on the intellectual property rights of others.
•	Our intellectual property rights and proprietary rights may not adequately protect our products.

Risks Related to our Financial Results and Condition

We have incurred net losses since inception.

We have never been profitable and reported an accumulated deficit of almost $55 million at April 30, 2023. These losses have had an adverse effect on our financial condition, stockholders’ equity and working capital. We will need to generate higher revenues and control operating costs in order to attain profitability. We can provide no assurances that we will even be able to reach profitability.

We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.

During the fiscal year ended April 30, 2022, we acquired Skypersonic and Teal Drones. Our other businesses include Rotor Riot and Fat Shark. Historically, only Fat Shark has reported profits and it was not profitable in fiscal 2022 or 2023. There can be no assurance that any of our operating businesses will reach profitability in the future.

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

Our ability to raise financing through sales of equity and/or debt securities depends on general market conditions and the demand for our common stock and/or debt securities. We may be unable to raise adequate capital through sales of equity and/or debt securities, and if our stock has a low market price at the time of such sales, our existing stockholders could experience substantial dilution. If adequate financing is not available or unavailable on acceptable terms, we may find we are unable to fund expansion, continue offering products and services, take advantage of acquisition opportunities, develop or enhance services or products, or to respond to competitive pressures in the industry which may jeopardize our ability to continue operations.

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

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The uncertainty of product orders makes it difficult to forecast sales and allocate resources in a manner consistent with actual sales. Moreover, expense levels and the amounts invested in capital equipment and new product development costs are based in part on expectations of future sales and, if expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result of lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in sales.

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

Prices of established consumer and enterprise electronics, displays, personal computers, and mobile products tend to decline significantly over time or as new enhanced versions are introduced, frequently every 12 to 24 months in the markets in which we compete. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes, or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

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

Since January 2020, we have completed four acquisitions which have significantly increased the scope of our operations and our employee headcount. Acquisitions include a wide range of risks, any of which could hurt our business, including the following:

•	difficulties in integrating the operations of a newly acquired company including existing products and contracts, differences in corporate culture, operating systems and other integration issues;
•	challenges supporting and transitioning the customers of acquired companies and the loss of any acquired customers will adversely impact our revenues and operating results;
•	assumption of known and unknown operating problems and our potential inability to address them in a timely and efficient manner;
•	risks of entering new geographic markets where we have no prior experience and are required to gain an understanding of the legal, regulatory, labor and business laws of these new markets;

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

Divestitures could divert the attention of key personnel, be difficult to complete, and adversely impact our continuing operations.

We have a signed purchase agreement (“SPA”) to sell our Consumer segment. The SPA was executed in November 2022 but the sale still has not been consummated as of the end of June 2023. The process of selling the Consumer segment has required significant time and attention from many of our key personnel. This has adversely impacted the time and attention that these key personnel are able to commit to the Enterprise segment which will be our primary business following the sale of the Consumer segment. We do not presently have a firm closing date and key personnel continue to spend significant time and attention trying to close the transaction. If we are not able to successfully close the sale of the Consumer segment, we will continue to operate the Consumer segment even though we would prefer to close the transaction and sell the Consumer segment. This may adversely impact the operation of the Enterprise segment including our ability to execute the growth objectives that we have established for the Enterprise segment. This could adversely impact our revenues, costs and financial results.

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products. These occurrences could potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and

•	Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our products are subject to lengthy development cycles.

Our products are subject to lengthy product development cycles. The time elapsed between initial sampling of our products, the custom design of our products to meet specific product requirements, and the ultimate incorporation of our products into salable products is significant, often with a duration of more than one year. If our products fail to meet our customers’ cost, performance, or technical requirements or if unexpected technical challenges arise in the integration of our products into enterprise or consumer markets, then our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business. Many HMD companies including Fat Shark are introducing digital HMDs which could create shortages of components and provide an opportunity for companies with significantly greater resources than us to accelerate migration to digital products in a manner or timeline which we cannot meet, which could cause us to lose market share and harm our business and prospects. These same risks exist in our Enterprise sector where our competitors include some of the largest defense companies in the world.

We expect to incur substantial research and development costs related to identifying and commercializing new products and services which may never result in revenues.

Our future growth depends on expanding into new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of these efforts. We spent $5.2 million, or 53% of our revenue, in our fiscal year ended April 30, 2023, on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, generate revenue or cash flow, which could adversely impact our financial results and liquidity.

Risks Related to our Operations

Our operations may be adversely affected if we lose our rights under third-party technology licenses.

Our business relies on technology rights and software licensed from third parties. We could lose our exclusivity or other rights to use the technology if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products or technologies.

If our customers are not satisfied with our technical support, firmware or software updates, they may choose not to purchase our products which would adversely impact business and operating results.

Our business relies on our customers’ satisfaction with the technical support, firmware, software and security updates we provide to support our products. If we fail to provide technical support services and necessary updates that are (i) responsive, (ii) satisfy our customers’ expectations and (iii) resolve issues that they encounter with our products, then customers may choose not to purchase additional products and we may face brand and reputational harm which could adversely affect our operating results.

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

In recent years, we have completed four acquisitions which have resulted in a significant expansion in the number of key management personnel and our reliance on them. Dr. Allan Evans, the former CEO of Fat Shark is now Chief Operating Officer of Red Cat Holdings. George Matus has remained as President of Teal Drones. Drew Camden has remained as President of Rotor Riot, LLC. Each of these individuals were critical to the founding and growth of their companies prior to their being acquired by Red Cat Holdings. They have specific knowledge and insight regarding the operations of their respective companies, and the loss of any of them could adversely affect the efficiency of the operations of the related subsidiary. If we were required to replace any of these individuals, it would likely result in difficulties effectively growing the affected businesses and higher operating costs which would adversely impact our operating results.

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

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations.

Our manufacturing facility is located in Salt Lake City, Utah. We also rely on third-party manufacturing plants in the US, Asia and other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, hurricanes, tropical storms pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or the effect of climate change on any of these factors or our locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results

Our ability to meet customer demand depends on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into our products are sourced from third-party suppliers. Some of the key components used to manufacture our products come from a limited or single source of supply or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have experienced component shortages and the availability of these components may be unpredictable in the future.

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

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, as well as natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.

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

We do not manufacture the integrated circuit chip sets, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized, or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our sales and operating results would be adversely impacted. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers and end-users which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

While the COVID-19 pandemic has significantly subsided, it continues to pose risks to our business, results of operations and financial condition, and the future nature and extent of COVID-19 is highly uncertain and unpredictable.

While the Covid Pandemic is considered to be largely over, new strains of the virus continue to periodically emerge and certain countries have implemented restrictions on their citizens which impacts business activities. We continue to experience adverse impacts on our operations, including supply chain delays related to international shipment of components for our drones.

Additionally, the COVID-19 pandemic caused significant volatility and uncertainty in U.S. and international markets which may result in a prolonged economic downturn. A disruption of financial markets may reduce our ability to access capital and increase the cost of doing so. There are no assurances that the credit markets or the capital markets will be available to us in the future or that financing will be available.

We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, or the extent to which the disruption may continue to impact our business, financial position, results of operations and cash flows. Ultimately, the COVID-19 pandemic could have a material adverse impact on our business, financial position, results of operations and cash flows.

Risks Related to our Industry

We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our current business and future prospects.

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

The drone industry is attracting a wide range of significantly larger companies which have substantially greater financial, management, research and marketing resources than us. Competitors in the Enterprise segment include transportation companies like United Parcel Service, Federal Express and Amazon, as well as defense companies such as Lockheed Martin Corporation, Northrop Grumman Corporation, and AeroVironment. Our competitors may be able to provide customers with different or greater capabilities than we can provide, including technical qualifications, pricing, and key technical support. Many of our competitors may utilize their greater resources to (i) develop competing products and technologies, (ii) leverage their financial strength to utilize economies of scale and offer lower pricing, and (iii) hire more qualified personnel by offering more generous compensation packages. In order to secure orders and contracts, we may have to offer comparable products and services at lower pricing which could adversely affect our operating margins. Our inability to compete effectively against these larger companies could have a material adverse effect on our business, financial condition, and operating results.

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

Our sales through ecommerce channels have been growing. Sales through rotorriot.com, and fatshark.com and our related web stores generally have higher profit margins than sales through resellers and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct-to-consumer ecommerce business depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, then system interruptions or delays could occur that would adversely affect our operating results.

We utilize third-party vendors for our customer-facing ecommerce technology, portions of our order management system and fulfillment. We depend on our technology vendors to manage “up-time” of the front-end ecommerce store, manage the intake of our orders, and export orders for fulfillment. Any failure on the part of our third-party ecommerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our business.

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks. These risks include cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. The occurrence of any of these events could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition. A cyber attack would be expensive to remedy and could damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

Risks Related to Our Enterprise Segment

U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations.

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

We are subject to extensive government regulation and our failure to comply with these regulations could subject us to penalties that may adversely impact our ability to operate our business.

As a vendor to the U.S. government and other state and local agencies, we are subject to and must comply with numerous government regulations which impact how we operate our business. These regulations could adversely affect our revenues, operating costs and profit margins. Some of the regulations to which we are subject, and the federal agencies which administer these regulations, include:

•	Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS such as drones

•	The Truth in Negotiations Act, which requires certification and disclosure of all factual pricing and cost data in contract negotiations

•	The Federal Acquisition Regulations, which govern the formation and administration, as well as the performance, under government contracts

•	The False Statements Act and The False Claims Act which imposes penalties on payments made on the basis of facts provided to the government

•	The Federal Communications Commission which regulates the wireless spectrum upon which drones depend for data transmission

It is expensive and time consuming to comply with the regulations and requirements of these federal government agencies. The costs incurred to maintain compliance will adversely impact our operating costs and could delay our ability to operate profitably in the future, if at all.

Risks Related to Our Consumer Segment

Our Consumer Segment operates in a highly competitive market and the size, resources, and brand name of its competitors may allow them to compete more effectively than our businesses which could result in a loss of market share and a decrease in revenues.

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

Our success depends on our ability to develop new products and to identify trends as well as to anticipate and react to changing customer demands in a timely manner. If we are unable to introduce new products or novel technologies in a timely manner, or new products or technologies are not accepted by customers, then our competitors may introduce more advanced and competitive products which could hurt our competitive position. Our new products might not receive customer acceptance if customer preferences shift to other products, and our future success depends on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to lost business, lower revenue and excess inventory levels.

If we do not maintain and develop sales channels for products, then our sales could decline, and our operating losses could increase.

We depend upon effective sales channels in reaching the customers who purchase our drone and HMD products. We primarily sell products either from in-house sales teams directly to retail outlets such as hobby shops or through websites and value-added resellers.

Distributors, third-party online resellers, and VARs generally offer products from several different manufacturers. Accordingly, these distributors, resellers and VARs may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, online reseller, or VAR, we might need to find a replacement, and there can be no assurance of our ability to do so in a timely manner or on reasonable terms and conditions. Further, resellers and distributors may build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, resellers and distributors will decrease the size of their future product orders. We are also subject to the risks of distributors, resellers and VARs encountering financial difficulties which could impede their effectiveness and also expose us to financial risk. For example, if they are unable to pay for the products they purchase or are subject to ongoing disruptions in their business from unexpected events such as COVID-19. Any reduction in sales by current distributors or VARs, loss of key distributors and VARs or decrease in revenue from distributors and VARs could adversely affect our revenue, operating results, and financial condition.

If HMD’s and pilot gear do not gain greater acceptance in the marketplace, the business strategy may fail.

The acquisition of Fat Shark was based upon the acceptance of HMD wearables for FPV control of drones and the continuation of the attractiveness of that method for piloting drones. Fat Shark has experienced declining revenues over the past several years and such trend may continue or accelerate. Advances in other technologies may enable them to become more attractive technologies for FPV applications, which could limit the potential market for our products and cause our business strategy to fail. If end-users fail to accept HMDs in the numbers we anticipate or as soon as we anticipate, the sales of our FPV products and our results of operations would be adversely affected, and our business strategy may fail.

There are a number of competing providers of micro-display-based personal display technology, including HMDs, and we may fail to capture a substantial portion of the FPV personal wearable display market.

In addition to competing with other HMD manufacturers and distributors for FPV displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Numerous start-up companies plan to offer HMD products and developer kits in the future. Further, industry blogs have speculated that companies such as Apple may also offer HMDs in the future.

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

The majority of the reseller relationships for our HMD products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment. However, we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We do not control our contract manufacturers or suppliers and actions that they might take could harm our reputation and sales.

We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices. Though we may seek to conduct periodic visits to some of our contract manufacturers and suppliers, these visits are not frequent or thorough enough to detect non-compliance with applicable laws and good industry practices. A violation of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation. In addition, we may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our products and harm our ability to meet demand if we need to identify alternative manufacturers or suppliers.

Our principal manufacturer of HMDs is located in China and is owned by a related party which could create conflicts of interest.

Fat Shark has historically made purchases and sales of products and supplies for FPV and HMD products from and sold through three companies owned by the spouse of Greg French. Mr. French was the former owner of Fat Shark and was formerly a consultant to the Company. Mr. French is a significant shareholder in the Company. These companies are Direct FPV Ltd. (China), Shenzhen FatShark Co., Ltd (China) and Zeng Linghao (China). As a result, these business activities have and may, in the future, be subject to influences and may provide such parties with conflicts of interest and business opportunities that may not be subject to reasonable assessment and may not be available to Fat Shark or to the Company. These persons may also face a conflict in selecting between Fat Shark and their other business interests. We have not formulated a policy for the resolution of such conflicts. These entities are not subject to restrictions on competition with Fat Shark or the Company.

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

If significant tariffs or other restrictions are placed and maintained on Chinese imports or any related countermeasures are taken by China, our revenue and results of our Consumer operations may be adversely impacted.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, the revenue and results of operations of our Consumer Segment may be adversely impacted. In 2018, the Trump Administration introduced a list of thousands of categories of goods that began facing tariffs which may be increased in the future. These tariffs are still in effect in 2023. These tariffs currently affect some of the products of our Consumer segment, and we may be required to raise our prices on those products due to the tariffs which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise the selling prices on those Consumer products, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs imposed by the U.S. Such actions may cause us to raise prices or make changes to the operations of our Consumer segment, any of which could materially harm the revenue and operating results of our Consumer segment.

If the Consumer Segment is required to secure its inventory from sources other than China, then we could encounter difficulties in purchasing sufficient quantities and types of inventory which would adversely impact the sales, operating results, and financial condition of the Consumer Segment.

Historically, a substantial portion of the inventory, including components, for the Consumer Segment are sourced from China. However, in recent years, the relationship between China and the U.S. has deteriorated, including trade wars resulting in tariffs and limited supplies. In addition, the U.S. federal government has become increasingly concerned with various methods in which China may be spying on the U.S. in an attempt to secure valuable trade secrets and intellectual property. Many government agencies are mandating that products must be “Made in America”. It is possible that these mandates could be expanded to include the consumer market. While there are options to purchase most components from suppliers based in the United States, in most instances the cost is higher which adversely impacts our gross margins and operating results. The operating results of the Consumer Segment could be materially, adversely impacted if our suppliers do not provide the critical components used to assemble our products on a timely basis, at reasonable prices, and in sufficient quantities.

Risks Related to Our Common Stock

Our management has voting control of the Company.

Jeffrey Thompson, our Chairman and Chief Executive Officer, owns approximately 23% of our common stock and our current officers and directors currently own approximately 31% of our common stock. In addition, Greg French, the founder of Fat Shark owns approximately 9% of our issued and outstanding common stock. If they act together, they will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions which may result in corporate actions that other stockholders do not agree with. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

Our failure to maintain effective internal controls over financial reporting could have an adverse impact on the Company.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish and maintain those controls could adversely impact public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed which may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal controls over financial reporting, disclosure of management’s assessment of our internal controls, or disclosure of our public accounting firm’s attestation to our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

We have never paid dividends and we do not expect to pay dividends for the foreseeable future.

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

We are required to maintain compliance with the continued listing standards of Nasdaq. These include certain financial and liquidity criteria to maintain such listing. If we fail to meet any of Nasdaq’s listing standards, our securities may be delisted. Nasdaq requires that the trading price of its listed stocks remain above one dollar in order for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. At times during May and June 2023, our stock has traded below $1 per share. While our stock has been trading above $1 per share in late June, the stock price could trade below $1 per share again in the future. In addition, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director and committee independence requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting which would have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price, improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements. A delisting of our securities from Nasdaq may materially impair our stockholders’ ability to buy and sell our securities and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities.

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

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to a wide range of factors, many of which are beyond our control, including:

•	The announcement and release of new products by our competitors
•	Developments in our industry or target markets
•	General market conditions including factors unrelated to our operating performance
•	National or international economic or political events which result in a material effect on the stock market

The stock market has, from time to time, experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares.

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

Risks Related to Regulatory Matters

The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.

We operate in the drone industry which is a highly regulated environment in the US and international markets. Federal, state, and local governmental entities and foreign governments may regulate aspects of the industry, including the production or distribution of our products, software or services. These regulations may include accounting standards, taxation requirements, product safety, trade restrictions, environmental regulations, products directed toward children or hobbyists, and other administrative and regulatory restrictions. While we endeavor to take all the steps necessary to comply with these laws and regulations, there can be no assurance that we can maintain compliance on a continuing basis. Failure to comply could result in monetary liabilities and other sanctions which could increase our costs or decrease our revenue resulting in a negative impact on our business, financial condition and results of operations.

Our business and products are subject to government regulation, and we may incur additional compliance costs or be forced to suspend or cease operations if we fail to comply.

We must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards, and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction (including from country to country), further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs, and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions. If there is a new regulation, or change to an existing regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations. Additionally, while we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors, and agents will not violate such laws and regulations or our policies and procedures.

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

Our products may be subject to new domestic and international requirements. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business. Failure to comply with regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations or sales in the applicable jurisdictions. Any such failure to comply with regulations may also result in our not being permitted, or limit our ability, to ship our products which would adversely affect our revenue and ability to achieve or maintain profitability.

Although we encourage our contract manufacturers and major component suppliers to comply with the supply chain transparency requirements, such as the RoHS Directive, we cannot provide assurance that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws or if new related laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows. Although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may require us to change the content of our products or how they are manufactured. These developments could have a material adverse effect on our business and financial condition.

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

A substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with conducting business outside of the United States include:

•	compliance burdens and costs associated with a wide variety of foreign laws and regulations, particularly labor and environmental, that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, and export controls,

•	export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in certain countries where our suppliers are located and

•	customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political or public health instability, including global pandemics, in the countries in which our suppliers operate;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws in other jurisdictions in which we operate.

The global nature of our business creates various domestic and local regulatory challenges and subject us to risks associated with our international operations. We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. Our global operations require us to import from several countries which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition, and results of operations.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anticorruption laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As a result, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

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

The U.S. government has indicated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain trade agreements and treaties with China, countries in EMEA and other countries. These changes could include the imposition of additional tariffs on a wide range of products. Policy changes in the United States or other countries, such as the tariffs already proposed, implemented, and threatened, present risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

We may collect, store, process and use the personal information of our customers which subjects us to governmental regulation related to privacy, information security and data protection. Any cybersecurity breaches or our failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

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

Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, in 2020, the State of California implemented the California Consumer Privacy Act of 2018 (the "CCPA"). The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens of compliance imposed by the CCPA (and other similar laws that may be enacted at the federal and state level) may require us to modify our data processing practices and policies and/or to incur substantial expenditures.

Risks Related to Intellectual Property

Our products could infringe on the intellectual property rights of others.

Companies in the consumer electronics, wireless communications, semiconductor, IT, and display industries steadfastly pursue and protect intellectual property rights, often resulting in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically, other companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

Our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we own 36 granted United States and foreign patents and 16 pending United States and foreign patent applications. The U.S. patents and patent applications include claims to, among other things, a drone, a printed circuit board, and HMD technology. We apply for patents covering our products, services, technologies, and designs as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following operating leases for real estate locations where it operates:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2024
Orlando, Florida	$4,520	January 2025
San Juan, Puerto Rico	$5,647	June 2027
Troy, Michigan	$550	May 2022

These lease agreements have remaining terms up to 4.08 years, excluding options to extend certain leases for up to 5 years.

The weighted average remaining lease term as of April 30, 2023 was 2.40 years. The Company used a discount rate of 12% to calculate its lease liability at April 30, 2023. Future lease payment obligations at April 30, 2023 were as follows:

Fiscal Year Ended:
2024	403,878
2025	304,676
2026	76,619
2027	79,300
2028	6,627
Total	$871,100

ITEM 3. LEGAL PROCEEDINGS

On March 15, 2022, Robert Stang filed an action against Teal Drones, Inc. and George Matus in the United States District Court for the Northern District of California, Robert Stang v. Teal Drones, Inc. and George Matus (No. 22-cv-01586-JSC) and on September 15, 2022 filed a First Amended Complaint naming Teal’s former director Benjamin Lambert and the Company as additional defendants. The complaint asserts claims for breach of contract and unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased. The Complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. The Company believes it has a right to indemnification under the Teal acquisition agreements and has notified the sellers of its intention to pursue indemnification claims under the Teal acquisition agreement and set off claims against escrowed shares of the Company for such purpose.

On September 29, 2022, we, and our wholly-owned subsidiary Teal Drones, Inc., initiated a legal proceeding (the “Lawsuit”) against Autonodyne LLC (“Autonodyne”) and its principal equity owner Daniel Schwinn (“Schwinn”), in Delaware Chancery Court. The case is captioned as Red Cat Holdings, Inc., et al. v. Autonodyne LLC, et al., C.A. No. 2022-0878. The case arises from Autonodyne’s unilateral purported termination of a software licensing agreement entered between Teal Drones and Autonodyne in May 2022. The Lawsuit alleges causes of action for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Tortious Interference with Contractual Relations and Prospective Contractual Relations, Declaratory Judgment, and Injunctive Relief, and seeks both actual damages and injunctive relief. Before the defendants answered, we filed a First Amended Complaint on December 5, 2022, which the defendants have moved to dismiss. The hearing on the motion to dismiss is presently scheduled for October 23, 2023. No discovery or other significant developments in the Lawsuit have occurred.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the Nasdaq Capital Market (“Nasdaq”) since April 30, 2021 under the symbol “RCAT”.

The last reported sales price of our common stock on July 24, 2023 was $1.12.

Holders

As of July 26, 2023, there were 598 stockholders of record of our common stock

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

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information regarding our equity compensation plans as of April 30, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and vesting of restricted stock	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,307,341	$1.88	1,442,659

Equity compensation plans not approved by security holders	—	$—	—

______________

(1)	Represents stock options issued and restricted stock units awarded under the Company’s 2019 Equity Incentive Plan.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial data included elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

Corporate developments during the two years ended April 31, 2023 include:

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

Following the Teal acquisition, we focused on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments in order to sharpen our focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's, primarily drones, to commercial enterprises, including the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near term focus on the military and other government agencies. Skypersonic's technology has been re-focused on military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, is focused on hobbyists and enthusiasts which are expected to increase as drones become more visible in our daily lives.

In November 2022, we entered into an agreement to sell our Consumer segment to Unusual Machines. The adjusted sale price is $20 million, including $3 million in cash, at closing, and $17 million in securities of Unusual Machines. The agreement reflects the Company's decision to focus its efforts and capital on military and defense where it believes that there are more opportunities to create long term shareholder value. The closing of the transaction is contingent upon Unusual Machines completing (i) an initial public offering that raises sufficient capital to close the transaction, and (ii) a listing on a public stock exchange such as the NYSE or Nasdaq.

Results of Operations

The analysis of the Company's results of operations for the year ended April 30, 2023 ("Fiscal 2023") compared to the year ended April 30, 2022 ("Fiscal 2022") includes its wholly owned subsidiaries including Teal Drones, Rotor Riot, Fat Shark, and Skypersonic. The results for both periods is significantly impacted by the acquisition of Teal Drones on August 31, 2021. Teal is the Company’s largest operating subsidiary, and its operating results include 8 months for Fiscal 2022 and 12 months for Fiscal 2023. Since acquiring Teal, the Company has more than tripled the number of Teal employees and significantly expanded its facilities. As a result, the comparison of the year ended April 30, 2023 to the year ended April 30, 2022 yields more significant changes than might normally occur.

At the end of Fiscal 2023, the Company recognized an impairment loss of $2,826,918 related to Skypersonic goodwill which was written down to zero. In addition, its operations were consolidated into Teal. Skypersonic's operating results represented 2% and 4% of consolidated revenues and operating loss for Fiscal 2023. Based on its immateriality, Skypersonic is not included in the operating analysis set forth below.

A summary comparison of Fiscal 2023 operating results compared to Fiscal 2022 is as follows:

	Fiscal 2023	Fiscal 2022	Dollar Change	Percentage Change
Revenues	$9,911,780	$6,428,963	$3,482,817	54%
Cost of Goods	$10,248,575	$5,503,448	$4,745,127	86%
Gross Margin	$(336,795)	$925,515	$(1,262,310)	(136)%
Operating Expenses	$26,790,266	$13,927,801	$12,862,465	92%
Operating Loss	$(27,127,061)	$(13,002,286)	$(14,124,775)	(109)%

Discussion and Analysis of Fiscal 2023 compared to Fiscal 2022

Revenues

Consolidated revenues totaled $9,911,780 during the year ended April 30, 2023 ("Fiscal 2023") compared to $6,428,963 during the year ended April 30, 2022 ("Fiscal 2022") representing an increase of $3,482,817, or 54%. Revenue growth for Teal and Rotor Riot represented $2,854,413 and $1,345,972 of the dollar increase, or 82% and 39%, of the percentage increase, respectively, which was partially offset by Fat Shark’s decrease of $606,006 or 17%. Revenue growth for Teal benefitted from a full year of operations in Fiscal 2023 compared to only eight months in Fiscal 2023. Higher revenues for Rotor Riot were generated by a significant increase in digital marketing spending. Lower revenues for Fat Shark related to its newest product, the Dominator, which was launched at the beginning of Fiscal 2023, and while it generated strong initial sales in the first quarter, sales declined significantly over the remaining quarters in Fiscal 2023.

Revenues for the Enterprise Segment totaled $4,620,834 in Fiscal 2023 compared to $1,877,983 for Fiscal 2022, representing an increase of $2,742,851, or greater than 100%. This revenue growth was entirely attributable to Teal which recognized product sales of $3,051,348 in Fiscal 2023 and $904,600 of revenue under the SRR Tranche II program. Revenues for the Consumer Segment totaled $5,290,946 in Fiscal 2023 compared to $4,550,980 for Fiscal 2022, representing an increase of $739,966, or 16%. This revenue growth was entirely attributable to Rotor Riot whose revenues increased by $1,345,972, more than offsetting a $606,006 decrease for Fat Shark.

Gross Margin

Consolidated gross margin totaled negative $336,795 during Fiscal 2023 compared to $925,515 during Fiscal 2022 representing a decrease of $1,262,310, or 136%. Gross margin dollar contribution for Teal, Rotor Riot, and Fat Shark totaled negative $857,721, positive $431,751, and positive $158,285, respectively. The reported gross margin of negative 19% for Teal was adversely impacted by a charge of $1,405,807 related to the write off of obsolete inventory related to its legacy drone, the Golden Eagle. Excluding this charge, core gross margin for Teal was 12% in Fiscal 2023 compared to 19% in Fiscal 2022. The lower core gross margin in Fiscal 2023 reflects a significant investment by the Company to build and scale a new manufacturing facility in Salt Lake City, Utah. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher labor and overhead costs, are adversely impacting core gross margins at Teal. As production levels increase, our fixed overhead costs, including labor, will be allocated to a greater number of drones which will drive our per-drone production costs lower and increase gross margins. The core operating margin for Fat Shark was 15% in Fiscal 2023 compared to 2% in Fiscal 2022. The lower gross margin in Fiscal 2022 related to price reductions of the prior digital goggle as the Company prepared for the launch of the Dominator in early Fiscal 2023. Separately, Fat Shark recorded a charge of $182,845 related to the write-off of excess quantities of Dominator inventory based on sales volumes during the second half of Fiscal 2023. This charge reduced gross margin from 15% to 7%. The core operating margin for Rotor Riot was 13% in Fiscal 2023 compared to 21% in Fiscal 2022. The decrease related to higher product and shipping costs.

Operating Expenses

Operations expenses totaled $4,411,685 during the 2023 period compared to $1,353,904 during the 2022 period, resulting in an increase of $3,057,781, or greater than 100%. Higher costs for Teal represented $2,934,250 or 96% of the percentage increase. Since its acquisition, we have more than tripled Teal's headcount and doubled the size of its facilities. Approximately 49% of Teal's costs related to payroll, 21% to employee-related office expenses, and 9% to overhead expenses with the balance spread ratably across numerous categories including information technology, facilities, professional fees, and travel.

Research and development expenses totaled $5,248,336 during the year ended April 30, 2023 compared to $2,606,141 during the year ended April 30, 2022, representing an increase of $2,642,195, or approximately 100%. The entire increase can be attributed to Teal, with approximately 43% of its expenses related to payroll, 33% related to office, 21% related to professional fees, and 3% related to information technology.

Sales and marketing costs totaled $4,028,007 during the 2023 period compared to $1,127,532 during the 2022 period, resulting in an increase of $2,900,475 or more than 100%. Higher costs for Teal and Rotor Riot represented $2,487,331 and $572,891 of the dollar increase and 86% and 20% of the percentage increase. Payroll costs, related to hiring at Teal, totaled $887,891 in the 2023 period compared to $24,428 during the 2022 period, resulting in an increase of $863,463 which represented 30% of the total increase in sales and marketing costs. Travel and related costs totaled $567,307 in the 2023 period compared to $22,539 in the 2022 period resulting in an increase of $544,768 which represented 19% of the total increase. In addition, higher advertising and show production costs represented 27% of the increase while professional fees accounted for 15% of the increase.

General and administrative expenses totaled $6,618,596 during the year ended April 30, 2023 compared to $5,548,589 during the year ended April 30, 2022, representing an increase of $1,070,007 or 19%. Higher costs at the Corporate level essentially represented 100% of the increase. Corporate includes executive compensation and other administrative costs associated with operating a publicly traded company including departments such as finance, human resources, and administration. Other significant costs include professional services fees (legal, audit, and board compensation), Nasdaq listing fees and filing costs, and corporate insurance. Specific increases in costs included payroll which totaled $2,283,639 in the 2023 period compared to $1,536,125 in the 2022 period resulting in an increase of $747,514 or 70% of the total increase in general and administrative expenses. Legal and lobbying services costs totaled $928,621 in Fiscal 2023 compared to $312,367, representing an increase of $616,254, or 58% of the total increase. These higher costs were partially offset by decreases in facilities costs of $140,634 and travel costs of $139,778.

During the year ended April 30, 2023, we incurred stock-based compensation costs of $3,656,724 compared to $3,291,635 in the 2022 period, resulting in an increase of $365,089 or 11%. During the 2023 period, the Company issued 1,503,500 additional options which resulted in incremental stock-based compensation costs of $322,215.

Other Income

Other income totaled $39,324 during the 2023 period compared to $1,313,158 during the 2022 period, representing a decrease of $1,273,834. This decrease in other income was principally related to higher depreciation and amortization expense which totaled $966,072 during the 2023 period compared to $264,803 during the 2022 period resulting in an increase of $701,269 and representing 55% of the total decrease in other income. Higher depreciation expense related to approximately $2.5 million in capital expenditures in Fiscal 2023, primarily related to the construction of the new manufacturing facility in Salt Lake City, Utah. Higher amortization expense related to a full year of amortization of intangible assets acquired through acquisitions, especially Teal.

Net Loss

Net Loss totaled $27,087,737 during the year ended April 30, 2023, compared to $11,689,128 during the year ended April 30, 2022, representing an increase of $15,398,609, or greater than 100%. Net Loss for Teal, Rotor Riot and Fat Shark totaled $12,554,652, $1,204,175, and $526,211, or 46%, 4%, and 2% of the consolidated net loss. The acquisition of Teal Drones in August 2021 accounted for most of the increase. Since acquiring Teal, we have more than tripled its headcount and significantly expanded its facilities. Net loss for Teal during the 2023 period totaled $12,554,652 compared to $2,198,232 for the 2022 period, representing an increase of $10,356,420, or almost 5 times. The higher net loss for Teal represented 67% of the increase in the consolidated net loss. Corporate costs totaled $11,747,049 in the 2023 period compared to $6,978,663 in the 2022 period resulting in an increase of $4,768,386 or 68%. The increase represented 31% of the increase in the consolidated loss.

Cash Flows

Operating Activities

Net cash used in operating activities was $29,199,420 during the year ended April 30, 2023, compared to net cash used in operating activities of $16,019,320 during the year ended April 30, 2022, representing an increase of $13,180,100 or 82%. Net cash used in operations, net of non-cash expenses, totaled $20,322,665 during the year ended April 30, 2023, compared to 8,924,419 during the year ended April 30, 2022, resulting in an increase of $11,398,246, or greater than 100%. The higher use of cash primarily related to the acquisition of Teal Drones in August 2021, and the subsequent expansion of its operations, as well the inclusion of a full year of operations in the 2023 period compared to eight months of operations in the 2022 period. Net cash used related to changes in operating assets and liabilities totaled $8,876,755 during the year ended April 30, 2023, compared to $7,094,901 during the year ended April 30, 2022, representing an increase of $1,781,854 or 25%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments. Net inventory purchases, including deposits, totaled $8,805,110 and $3,457,633 in fiscal 2023 and fiscal 2022, respectively.

Investing Activities

Net cash provided by investing activities was $29,590,235 during the year ended April 30, 2023, compared to net cash used in investing activities of $46,603,486 during the year ended April 30, 2022 resulting in a decrease of $76,193,721 or greater than 100%. During the 2023 period, net proceeds of $32,290,448 from the maturities of marketable securities were used to fund operations, and $2,450,213 was used to purchase property and equipment, primarily related to the expansion of the manufacturing facilities for Teal. During the 2022 period, purchases of marketable securities, net of proceeds from sales of marketable securities, totaled $46,264,663. During Fiscal 2023, the Company was spending the proceeds from the Fiscal 2022 stock offerings to support operations for the full year, whereas in Fiscal 2022 the proceeds from the stock offerings were invested in marketable securities and also used to support operations for the second half of Fiscal 2022.

Financing Activities

Net cash used in financing activities totaled $1,215,325 during the year ended April 30, 2023, compared to net cash provided by financing activities of $66,430,274 during the year ended April 30, 2022. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2022 period, the Company received net proceeds of approximately $70 million in connection with two offerings of common stock and made payments under debt obligations totaling $2,900,709. Debt payments totaled $646,954 during the 2023 period.

Liquidity and Capital Resources

At April 30, 2023, the Company reported current assets totaling $32,175,012, current liabilities totaling $4,760,616 and net working capital of $27,414,396. Cash and marketable securities totaled $16,074,343 at April 30, 2023. Inventory related balances, including pre-paid inventory, totaled $14,408,065. We continue to maintain higher-than-normal inventory balances related to the global supply chain issues, including chip shortages, which continue to impact the timing of our purchase decisions.

Going Concern

The Company has never been profitable, and its net losses have been increasing related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the year ended April 30, 2023, the Company incurred a net loss of $27,087,737 and used cash in operating activities of $29,199,420. As of April 30, 2023, the Company has working capital of $27,414,396. While the Company has historically been successful in raising capital to meet its working capital requirements, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain the required funding and exploring opportunities to reduce expenses.

If the Company is unable to raise additional capital, there is a risk that the Company could default on its financial obligations and could be required to discontinue or significantly reduce the scope of its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

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

Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, (iii) accounting for derivatives, (iv) reserves and allowances related to accounts receivable and inventory, and (v) the evaluation of long term assets, including goodwill, for impairment.

Goodwill and Long-lived Assets – Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross margin, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions our based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

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

Financial Instruments

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

In October 2020 and January 2021, the Company entered into convertible note agreements which included provisions under which the conversion price was equal to the lesser of an initial stated amount or the conversion price of a future offering. This variable conversion feature was recognized as a derivative. Both financings included the issuance of warrants which contained similar variable conversion features. The Company values these convertible notes and warrants using the multinomial lattice method. The valuation is updated each reporting date with the change in the liability reflected as a change in derivative liability in the statement of operations.

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

RED CAT HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Red Cat Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Cat Holdings as of April 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

July 27, 2023

RED CAT HOLDINGS

Consolidated Balance Sheets

	April 30,	April 30,
	2023	2022
ASSETS
Current assets
Cash	$3,260,305	$4,084,815
Marketable securities	12,814,038	44,790,369
Accounts receivable, net	780,969	495,506
Inventory	11,986,527	3,895,870
Other	3,333,173	2,354,884
Due from related party	—	31,853
Total current assets	32,175,012	55,653,297

Goodwill	17,012,832	25,138,750
Intangible assets, net	7,343,004	2,698,531
Property and equipment, net	2,650,358	511,690
Other	307,033	57,033
Operating lease right-of-use assets	704,851	1,019,324
Total long term assets	28,018,078	29,425,328

TOTAL ASSETS	$60,193,090	$85,078,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,999,422	$1,018,747
Accrued expenses	518,919	1,084,494
Debt obligations - short term	922,138	956,897
Operating lease liabilities	331,258	293,799
Warrant derivative liability	588,205	1,607,497
Customer deposits	400,674	437,930
Due to related party	—	40,057
Total current liabilities	4,760,616	5,439,421

Operating lease liabilities	421,280	749,825
Debt obligations - long term	401,569	973,707
Total long term liabilities	822,849	1,723,532
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 986,676	9,867	9,867
Common stock - shares authorized 500,000,000; outstanding 54,568,065 and 53,748,735	54,568	53,749
Additional paid-in capital	109,993,100	106,821,384
Accumulated deficit	(54,586,793)	(27,499,056)
Accumulated other comprehensive income	(861,117)	(1,470,272)
Total stockholders' equity	54,609,625	77,915,672
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,193,090	$85,078,625

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Operations

	Year ended April 30,
	2023	2022
Revenues	$9,911,780	$6,428,963

Cost of goods sold	10,248,575	5,503,448

Gross margin	(336,795)	925,515

Operating expenses
Operations	4,411,685	1,353,904
Research and development	5,248,336	2,606,141
Sales and marketing	4,028,007	1,127,532
General and administrative	6,618,596	5,548,589
Stock based compensation	3,656,724	3,291,635
Impairment loss	2,826,918	—
Total operating expenses	26,790,266	13,927,801
Operating loss	(27,127,061)	(13,002,286)

Other (income) expense
Change in fair value of derivative liability	(1,019,292)	(1,042,129)
Investment income, net	(137,787)	(355,769)
Interest expense	122,004	147,724
Other, net	995,751	(62,984)
Other (income) expense	(39,324)	(1,313,158)

Net loss	$(27,087,737)	$(11,689,128)

Loss per share - basic and diluted	$(0.50)	$(0.24)

Weighted average shares outstanding - basic and diluted	53,860,199	48,220,265

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Stockholders' Equity

	Series A		Series B		Common Stock		Additional		Accumulated Other
	Preferred Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2021	158,704	$1,587	1,968,676	$19,687	29,431,264	$29,431	$21,025,518	$(15,809,928)	$—	$5,266,295

Conversion of preferred stock	(158,704)	(1,587)	(982,000)	(9,820)	2,140,329	2,140	9,267	—	—	—

Exercise of warrants	—	—	—	—	66,666	67	263,073	—	—	263,140

Acquisition of Skypersonic	—	—	—	—	707,293	707	2,715,305	—	—	2,716,012

Acquisition of Teal	—	—	—	—	3,588,272	3,588	10,007,691	—	—	10,011,279

Public offerings, net of $5,959,800 of issuance costs	—	—	—	—	17,333,334	17,333	70,022,871	—	—	70,040,204

Stock based compensation	—	—	—	—	—	—	3,291,635	—	—	3,291,635

Exercise of stock options	—	—	—	—	89,107	89	(89)	—	—	—

Issuance of restricted stock units, net of payroll tax withholding	—	—	—	—	280,803	282	(764,175)	—	—	(763,893)

Shares issued for services	—	—	—	—	111,667	112	250,288	—	—	250,400

Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	(1,474,294)	(1,474,294)

Currency translation adjustments	—	—	—	—	—	—	—	—	4,022	4,022

Net Loss	—	—	—	—	—	—	—	(11,689,128)	—	(11,689,128)

Balances, April 30, 2022	—	$—	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,056)	$(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	—	—	3,656,724	—	—	3,656,724

Issuance of restricted stock units, net of payroll tax withholding	—	—	—	—	779,498	779	(523,606)	—	—	(522,827)

Shares issued for services	—	—	—	—	39,832	40	38,598	—	—	38,638

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	610,129	610,129

Currency translation adjustments	—	—	—	—	—	—	—	—	(974)	(974)

Net Loss	—	—	—	—	—	—	—	(27,087,737)	—	(27,087,737)

Balances, April 30, 2023	—	$—	986,676	$9,867	54,568,065	$54,568	$109,993,100	$(54,586,793)	$(861,117)	$54,609,625

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Cash Flows

	Year ended April 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(27,087,737)	$(11,689,128)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation
Shares	2,038,742	1,844,520
Options	1,617,982	1,447,115
Common stock issued for services	38,638	250,400
Amortization of intangible assets	654,527	224,638
Realized loss from sale of marketable securities	296,012	—
Depreciation	311,545	40,165
Change in fair value of derivative	(1,019,292)	(1,042,129)
Impairment loss	2,826,918	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(285,463)	(74,317)
Inventory	(8,090,657)	(2,229,487)
Other	(978,289)	(3,634,604)
Operating lease right-of-use assets and liabilities	23,387	24,300
Customer deposits	(37,256)	328,841
Accounts payable	980,675	(1,173,472)
Accrued expenses	(489,152)	(336,162)
Net cash used in operating activities	(29,199,420)	(16,019,320)

Cash Flows from Investing Activities
Cash acquired through acquisitions	—	24,866
Purchases of property and equipment	(2,450,213)	(363,689)
Proceeds from sale of marketable securities	32,290,448	11,355,218
Purchases of marketable securities	—	(57,619,881)
SAFE Investment agreement	(250,000)	—
Net cash provided by (used in) investing activities	29,590,235	(46,603,486)

Cash Flows from Financing Activities
Proceeds from exercise of warrants	—	99,999
Proceeds from related party obligations	13,404	—
Payments under related party obligations	(40,057)	(1,970,757)
Payments under debt obligations	(606,897)	(929,952)
Payments of taxes related to equity awards	(581,775)	(834,219)
Proceeds from issuance of common stock, net	—	70,065,203
Net cash (used in) provided by financing activities	(1,215,325)	66,430,274

Net (decrease) increase in Cash	(824,510)	3,807,468
Cash, beginning of period	4,084,815	277,347
Cash, end of period	3,260,305	4,084,815

Cash paid for interest	122,103	164,573
Cash paid for income taxes	—	—

Non-cash transactions
Fair value of shares
Issued in acquisitions	$—	$12,727,292
Withheld as payment of note receivable	$18,449	$201,873
Unrealized gain (loss) on marketable securities	$610,129	$(1,474,294)
Forgiveness of PPP loan	$—	$300,910
Elimination of derivative liability	$—	$163,141
Financed purchases of property and equipment	$—	$144,383
Indirect payment to related party	$—	$132,200
Taxes related to net share settlement of equity awards	$32,468	$108,969
Conversion of preferred stock into common stock	$—	$11,407

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2023 and 2022

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

Significant corporate developments include:

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

A summary of the purchase price and its related allocation was as follows:

Shares issued	$6,351,076
Promissory note issued	1,753,000
Cash	250,000
Total Purchase Price	$8,354,076

Assets acquired
Cash	201,632
Accounts receivable	249,159
Other assets	384,232
Inventory	223,380
Brand name	1,144,000
Proprietary technology	272,000
Non-compete agreement	16,000
Goodwill	$6,168,260
Total assets acquired	8,658,663
Liabilities assumed
Accounts payable and accrued expenses	279,393
Customer deposits	25,194
Total liabilities assumed	304,587
Total fair value of net assets acquired	8,354,076

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

The final summary of the purchase price and its related allocation is as follows:

Shares issued	$2,716,012
Cash	75,000
Total Purchase Price	$2,791,012

Assets acquired
Cash	13,502
Accounts receivable	51,083
Other assets	12,950
Inventory	50,556
Proprietary technology	826,000
Non-compete agreement	65,000
Goodwill	$2,826,918
Total assets acquired	3,846,009
Liabilities assumed
Accounts payable and accrued expenses	1,054,997
Total liabilities assumed	1,054,997
Total fair value of net assets acquired	2,791,012

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

The final summary of the purchase price and its related allocation is as follows:

Total Purchase Price – shares issued	$10,011,279

Assets acquired
Cash	11,364
Accounts receivable	47,964
Other current assets	15,085
Other assets	48,595
Inventory	1,253,755
Brand name	1,430,000
Proprietary technology	3,869,000
Goodwill	$8,995,499
Total assets acquired	15,671,262
Liabilities assumed
Accounts payable and accrued expenses	1,143,899
Customer deposits	1,766,993
Notes payable	2,749,091
Total liabilities assumed	5,659,983
Total fair value of net assets acquired	10,011,279

Intangible assets includes proprietary technology which is being amortized over 6 years. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

Supplemental Unaudited Pro Forma Financial Information and Other Information

There is no pro forma financial information for the year ended April 30, 2023 because all acquisitions had closed prior to the beginning of the reporting period. The following table presents pro forma results as if our acquisition of Teal had occurred on May 1, 2021:

	Year ended April 30, 2022
	Red Cat	Teal	Consolidated
Revenues	$6,428,963	$416,063	$6,845,026

Net Loss	(11,689,128)	(1,467,770)	(13,156,898)

The acquisition of Skypersonic was completed on May 7, 2021 and its activities during the period from May 1, 2021 to May 7, 2021 were immaterial to the consolidated pro forma results.

The unaudited pro forma financial information has been compiled in a manner consistent with the Company's accounting policies, and includes transaction costs, amortization of the acquired intangible assets, and other expenses directly related to the acquisition of Teal. The unaudited pro forma financial information is based on estimates and assumptions which the Company believes are reasonable but not necessarily indicative of the results that would have been realized had the acquisition closed on the date indicated in the tables, nor are they indicative of results of operations that may occur in the future.

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

Principles of Consolidation – Our consolidated financial statements include the accounts of our wholly owned operating subsidiaries, which consist of Teal Drones, Fat Shark, Rotor Riot, and Skypersonic, including its wholly owned international subsidiary, Skyset. Intercompany transactions and balances have been eliminated.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, (iii) accounting for derivatives, (iv) reserves and allowances related to accounts receivable and inventory, and (v) the evaluation of long term assets, including goodwill, for impairment.

Cash and Cash Equivalents – At April 30, 2023, we had cash of $3,260,305 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $151,671 and $385,730 as of April 30, 2023 and 2022, respectively, and was included in other current assets. We did not write off any accrued interest receivable during the fiscal years ended April 30, 2023 and 2022.

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

Inventories – Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices, as well as evaluating for excess quantities and obsolescence.

Goodwill and Long-lived Assets – Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross margin, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions our based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

Property and equipment – Property and equipment is stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally: (i) furniture and fixtures - seven years, (ii) equipment and related - two to five years, and (iii) leasehold improvements - 15 years.

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

Financial Instruments

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

In October 2020 and January 2021, the Company entered into convertible note agreements which included provisions under which the conversion price was equal to the lesser of an initial stated amount or the conversion price of a future offering. This variable conversion feature was recognized as a derivative. Both financings included the issuance of warrants which contained similar variable conversion features. The Company values these convertible notes and warrants using the multinomial lattice method. The valuation is updated each reporting date with the change in the liability reflected as a change in derivative liability in the statement of operations.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $400,674 and $437,930 at April 30, 2023 and April 30, 2022, respectively.

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

Foreign Currency – The functional currency of our international subsidiary, Skyset, is the local Italian currency. For that subsidiary, we translate assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income.

Comprehensive Loss – Comprehensive loss consists of net loss and other gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. The other gains and losses include foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the year ended April 30, 2023, comprehensive loss was $609,155 lower than net loss, primarily related to unrealized gains on available-for-sale securities totaling $610,129, partially offset by foreign currency translation adjustments of $974. During the year ended April 30, 2022, comprehensive loss was $1,470,272 higher than net loss, primarily related to unrealized losses on available-for-sale securities totaling $1,474,294, partially offset by foreign currency translation adjustments of $4,022.

Stock-Based Compensation – Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. The fair value of restricted stock is based on our stock price on the date of grant. Compensation costs is recognized on a straight-line basis over the service period which is the vesting term.

Basic and Diluted Net Loss per Share – Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The conversion or exercise of these common stock equivalents would dilute earnings per share if we become profitable in the future. Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive included:

	April 30, 2023	April 30, 2022
Series B Preferred Stock, as converted	822,230	822,230
Stock options	4,784,809	3,694,142
Warrants	1,539,999	1,539,999
Restricted stock	781,060	1,083,675
Total	7,928,098	7,140,046

Related Parties – Parties are considered to be related if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 19.

Segment Reporting

Since January 2020, we have acquired four separate businesses operating in various aspects of the drone industry. Following the last acquisition, the Company established Enterprise and Consumer segments to sharpen the Company’s focus on the unique opportunities in each sector of the drone industry. The Enterprise segment, which includes Teal Drones and Skypersonic, is focused on opportunities in the commercial sector, including military. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments. The Consumer segment, which includes Rotor Riot and Fat Shark, is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives. Effective May 1, 2022, we began to manage our business operations through these business segments. The reportable segments were identified based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 20 - Segment Reporting”.

Liquidity and Going Concern – The Company has never been profitable and its net losses have been increasing related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the year ended April 30, 2023, the Company incurred a net loss of $27,087,737 and used cash in operating activities of $29,199,420. As of April 30, 2023, the Company has working capital of $27,414,396. While the Company has historically been successful in raising capital to meet its working capital requirements, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain the required funding and exploring opportunities to reduce expenses.

If the Company is unable to raise additional capital, there is a risk that the Company could default on additional obligations; and could be required to discontinue or significantly reduce the scope of its operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amount and classification of liabilities or any other adjustment that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Marketable Securities

Marketable securities consisted solely of corporate bonds at April 30, 2023 and were classified at Level 2 in the Fair Value Hierarchy. Fair value, cost basis, and unrealized losses totaled $12,814,038, $13,678,203, and $864,165 at April 30, 2023, respectively. Contractual maturities of one year or less, one to three years and more than three years totaled $2,138,088, $10,523,950 and $152,000, respectively.

Note 4 – Inventories

Inventories as of April 30 consisted of:

	2023	2022
Raw materials	$8,132,196	$2,831,713
Work-in-process	509,381	173,112
Finished goods	3,344,950	891,045
Total	$11,986,527	$3,895,870

Note 5 – Other Current Assets

Other current assets as of April 30 consisted of:

	2023	2022
Prepaid inventory	$2,421,538	$1,707,085
Accrued interest income	151,671	385,730
Prepaid expenses	759,964	262,069
Total	$3,333,173	$2,354,884

Note 6 – Due From Related Party

In January 2022, the Company determined that a senior executive had relocated in 2021 but their compensation had not been subject to the income tax withholding required by the new jurisdiction. The amount subject to taxation included $155,624 of cash compensation and $1,413,332 of income associated with the vesting of restricted stock ("Stock Compensation"). In March 2022, the Company entered into a note agreement (the "Note") with the employee in the amount of $510,323, representing the estimated taxes owed by the employee related to the Stock Compensation. Under the terms of the Note, 104,166 shares of common stock with a fair value of $280,832, which had vested during calendar 2021, were withheld by the Company and applied against the Note. The employee agreed not to sell or transfer 110,983 shares of common stock held at the Company's transfer agent until the Note was repaid. In addition, the employee has 20,833 shares of restricted stock vesting monthly in calendar 2022, of which 3,000 shares were withheld with the fair value of those shares applied against the Note. Shares issued to the employee in 2022 were held at the transfer agent until the Note was repaid. The Note matured on December 31, 2022. The Company filed amended payroll tax returns on March 16, 2022. In March and April 2022, the Company made payments to the relevant tax authorities totaling $712,646 representing $510,323 owed by the employee, $31,604 owed by the Company, and $170,719 of penalties and interest. The Note was repaid in full in August 2022.

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, as described in Note 1, and were as follows at April 30:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Proprietary technology	$4,967,000	$(841,223)	$4,125,777	$1,098,000	$(219,267)	$878,733
Non-compete agreements	81,000	(56,667)	24,333	81,000	(29,667)	51,333
Customer relationships	39,000	(18,106)	20,894	39,000	(12,535)	26,465
Total finite-lived assets	5,087,000	(915,996)	4,171,004	1,218,000	(261,469)	956,531
Brand name	3,152,000	—	3,152,000	1,722,000	—	1,722,000
Trademark	20,000	—	20,000	20,000	—	20,000
Total indefinite-lived assets	3,172,000	—	3,172,000	1,742,000	—	1,742,000
Total intangible assets, net	$8,259,000	$(915,996)	$7,343,004	$2,960,000	$(261,469)	$2,698,531

Proprietary technology and non-compete agreements are being amortized over five to six years and three years, respectively. Customer relationships are being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of April 30, 2023, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2024	$866,805
2025	842,471
2026	815,271
2027	786,679
2028	644,833
Thereafter	214,945
Total	$4,171,004

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
Balance at April 30, 2022		19,839,750
Impairment loss	Skypersonic	(2,826,918)
Balance at April 30, 2023		$17,012,832

Following the establishment of the Enterprise and Consumer segments, management evaluated the long term business strategy of each segment. This resulted in the Enterprise segment narrowing its focus on the military and other government agencies. It was determined that Skypersonic's technology would be re-focused for the near term on military applications and consolidated into the operations of Teal Drones. The Company completes a formal evaluation of the carrying value of its intangible assets, including goodwill, at the end of each fiscal year. Based on (i) the operating results for Skypersonic since its acquisition in May 2021, (i) its consolidation into Teal, (iii) our current expectations of its future business conditions and trends, and (iv) our projected revenues, expenses, and cash flows related to Skypersonic, the Company completed an assessment of the carrying amount of Skypersonic's goodwill and recognized an impairment charge of $2,826,918.

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows as of April 30:

	2023	2022
Equipment and other	$1,386,373	$509,376
Leasehold improvements	1,473,890	149,330
Furniture and equipment	132,752	42,746
Accumulated depreciation	(342,657)	(189,762)
Net carrying value	$2,650,358	$511,690

Depreciation expense totaled $311,545 and $40,165 for the fiscal years ended April 30, 2023 and 2022, respectively.

Note 9 – Other Long Term Assets

Other long term assets as of April 30 consisted of:

	2023	2022
SAFE agreement	$250,000	$—
Security deposits	57,033	57,033
Total	$307,033	$57,033

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company plans to evaluate the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the fiscal year ended April 30, 2023.

Note 10 – Operating Leases

As of April 30, 2023, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 4.08 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $395,248 for the year ended April 30, 2023, including period cost for short-term, cancelable, and variable leases, not included in lease liabilities, of $22,475 for the year ended April 30, 2023.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2024
Orlando, Florida	$4,520	January 2025
San Juan, Puerto Rico	$5,647	June 2027
Troy, Michigan	$550	May 2022

Supplemental information related to operating leases for the year ended April 30, 2023 was:

Operating cash paid to settle lease liabilities	$371,230
Weighted average remaining lease term (in years)	2.40
Weighted average discount rate	12%

Future lease payments at April 30, 2023 were as follows:

Fiscal Year Ended:
2024	403,878
2025	304,676
2026	76,619
2027	79,300
2028	6,627
Total	$871,100

Note 11 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) (the “Loan Agreement”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at April 30, 2023 totaled $895,709.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $878 at April 30, 2023.

C.	Vendor Settlement

In connection with the acquisition of Teal on August 31, 2021, the Company assumed an obligation with a contract manufacturing firm. The assumed balance of $387,500 was repaid in monthly installments of $37,500 through July 2022.

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

Shopify Capital is an affiliate of Shopify, Inc. which provides sales software and services to the Company. The Company processes customer transactions ordered on the e-commerce site for Rotor Riot through Shopify. Shopify Capital has entered into multiple agreements with the Company in which it has "purchased receivables" at a discount. Shopify retains a portion of the Company's daily receipts until the purchased receivables have been paid. The Company recognizes the discount as a transaction fee, in full, in the month in which the agreement is executed. Agreements with activity during the two years ended April 30, 2023 included:

Date of Transaction	Purchased Receivables	Payment to Company	Transaction Fees	Withholding Rate	Fully Repaid In
September 2020	$209,050	$185,000	$24,050	17%	May 2021
April 2021	$236,500	$215,000	$21,500	17%	January 2022

F.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at April 30, 2023 totaled $66,586.

G.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

H.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at April 30, 2023 totaled $11,412.

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

J.	Summary

Outstanding principal payments are due as follows:

Fiscal 2024	922,138
Fiscal 2025	401,569
Total	$1,323,707
Short term – through April 30, 2024	$922,138
Long term – thereafter	$401,569

Note 12 – Due to Related Party

A.	Founder of Fat Shark

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

The Company also assumed a line of credit obligation totaling $47,853 which incurred interest at 6.67% annually. The remaining balance of $37,196 plus accrued interest totaling $292 was paid in October 2022.

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

At April 30, 2023 and April 30, 2022, we had accumulated deficits of approximately $54,600,000 and $27,500,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $10,101,000 and $5,087,500, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at April 30, 2023 and 2022.

Note 14 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2021 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2021	29,431,264
Conversion of Series A preferred stock	1,321,996
Conversion of Series B preferred stock	818,333
Exercise of warrants	66,666
Acquisition of Skypersonic on May 7, 2021, see Note 1	707,293
Acquisition of Teal Drones on August 31, 2021, see Note 1	3,588,272
Public offerings which generated gross proceeds of $76 million and net proceeds of approximately $70.1 million	17,333,334
Exercise of stock options	89,107
Vesting of restricted stock to employees, net of 225,869 shares withheld to pay taxes and 92,812 to repay a Note	225,637
Vesting of restricted stock to Board of Directors	48,124
Vesting of restricted stock to consultants	7,042
Shares issued for services	111,667
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock to employees, net of shares withheld of 273,874 to pay taxes and 9,000 to repay a Note	653,308
Vesting of restricted stock to Board of Directors	116,507
Vesting of restricted stock to consultants	9,683
Shares issued for services	39,832
Shares outstanding as of April 30, 2023	54,568,065

Note 15 – Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at April 30, 2023 totaled 986,676 which are convertible into 822,230 shares of common stock.

Note 16 – Warrants

The company issued five-year warrants in connection with two convertible note financings. The warrants have an exercise price of $1.50 which may be reduced to a 25% discount of the price per share of Common Stock offered in a future qualified offering. The warrants were valued using the multinominal lattice model and are considered derivative liabilities under ASC 815-40. The value of the warrants was included in the determination of the initial accounting for each financing including the calculation of the derivative liability and related expense.

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at April 30, 2023
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$184,008
January 2021	675,000	$2,870,666	540,000	$404,197

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

The following table presents the range of assumptions used to estimate the fair values of warrants granted during the year ended April 30:

	2023	2022
Risk-free interest rate	—	0.79 – 0.85%
Expected dividend yield	—	—
Expected term (in years)	—	5.00
Expected volatility	—	222.45 – 223.17%

The following table summarizes the changes in warrants outstanding since April 30, 2021.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2021	873,332	1.50	4.62	$2,218,263
Granted	733,333	$5.45
Exercised	(66,666)	1.50
Outstanding as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—
Exercised	—
Outstanding at April 30, 2023	1,539,999	$3.38	2.89	$—

Note 17 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the year ended April 30 was:

	2023	2022
Exercise Price	$0.89 – 2.38	$1.69 – 2.82
Stock price on date of grant	0.89 – 2.38	1.69 – 2.82
Risk-free interest rate	3.34 – 4.18%	0.47 – 1.91%
Dividend yield	—	—
Expected term (years)	6.25 – 8.25	3.75 – 10.00
Volatility	245.57 – 260.06%	210.68 – 273.46%

A summary of options activity under the Plan since April 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2021	2,197,475	$1.79	8.68	4,943,870
Granted	1,681,000	2.58
Exercised	(150,000)	2.49
Forfeited or expired	(34,333)	2.11
Outstanding as of April 30, 2022	3,694,142	2.17	8.56	1,407,545
Granted	1,503,500	1.40
Exercised	—	—
Forfeited or expired	(412,833)	2.67
Outstanding as of April 30, 2023	4,784,809	1.88	8.72	74,586
Exercisable as of April 30, 2023	3,025,184	$2.00	7.25	$74,586

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of April 30, 2023 and April 30, 2022, there was $2,940,239 and $3,357,701 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.94 and 2.20 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2021 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2021	687,500	$2.69
Granted	995,659	2.55
Vested	(599,484)	2.64
Forfeited	—	—
Unvested and outstanding as of April 30, 2022	1,083,675	2.59
Granted	780,884	2.14
Vested	(1,062,372)	2.42
Forfeited	(21,127)	2.13
Unvested and outstanding as of April 30, 2023	781,060	$2.44

As of April 30, 2023 and April 30, 2022, there was $1,385,325 and $2,544,105 of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.22 and 1.84 years, respectively.

C.	Stock Compensation

Stock compensation expense by functional category was:

	2023	2022
General and administrative	$1,608,715	$1,521,951
Research and development	692,947	516,456
Operations	788,909	783,781
Sales and marketing	566,153	469,447
Total	$3,656,724	$3,291,635

Stock compensation expense pertaining to options totaled $1,617,982 and $1,447,115 for the year ended April 30, 2023 and 2022, respectively. Stock compensation expense pertaining to restricted stock totaled $2,038,742 and $1,844,520 for the year ended April 30, 2023 and 2022, respectively.

Note 18 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of April 30, 2023 and 2022 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	April 30, 2023	April 30, 2022
Risk-free interest rate	2.83 – 4.51%	0.52 – 2.87%
Expected dividend yield	—	—
Expected term (in years)	2.42 – 3.50	3.42 – 4.50
Expected volatility	138.49 – 235.23%	211.02 – 292.28%

As of April 30, 2023, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the year ended April 30, 2023 and 2022 were as follows:

	2023	2022
Balance, beginning of period	$1,607,497	$2,812,767
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	(163,141)
Changes in fair value	(1,019,292)	(1,042,129)
Balance, end of period	$588,205	$1,607,497

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

Note 20 - Segment Reporting

We define our segments as those operations whose results are regularly reviewed by our Chief Operating Decision Maker (“CODM”) to analyze performance and allocate resources. Therefore, segment information is prepared on the same basis that management reviews financial information for operational decision-making purposes. Our CODM is a committee comprised of our CEO, COO, and CFO.

The Enterprise segment is focused on opportunities in the commercial and military sectors. Enterprise is building the infrastructure to manage drone fleets, fly and provide services remotely, and navigate confined industrial interior spaces and dangerous military environments.

The Consumer segment is focused on enthusiasts and hobbyists which are expected to increase as drones become more visible in our daily lives.

Our CODM allocates resources to and assesses the performance of our two operating segments based on the operating segments’ net sales and gross profit. The following table sets forth information by reportable segment for the year ended April 30, 2023.

	For the year ended April 30, 2023
	Enterprise	Consumer	Corporate	Total
Revenues	$4,620,834	$5,290,946	$—	$9,911,780
Cost of goods sold	5,455,145	4,793,430	—	10,248,575
Gross margin	(834,311)	497,516	—	(336,795)

Operating expenses	12,343,174	2,252,821	12,194,271	26,790,266
Operating loss	(13,177,485)	(1,755,305)	(12,194,271)	(27,127,061)

Other expenses, net	432,817	(24,919)	(447,222)	(39,324)
Net loss	$(13,610,302)	(1,730,386)	(11,747,049)	(27,087,737)

The following table sets forth specific asset categories which are reviewed by our CODM in the evaluation of operating segments:

	As of April 30, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$719,862	$61,107	$—	$780,969
Inventory, net	8,920,573	3,065,954	—	11,986,527
Inventory deposits	$359,500	$2,062,038	$—	$2,421,538

Note 21 - Sale of Consumer Segment

On November 21, 2022, the Board of Directors approved a Stock Purchase Agreement (the "SPA") between the Company, Unusual Machines, Inc. (“UM”) and Jeffrey Thompson, the founder and Chief Executive Officer of the Company (the “Principal Stockholder”), related to the sale of the Company’s consumer business consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM for cash and stock consideration totaling $18 million.

On November 21, 2022, the Board of Directors approved the SPA and its submission to shareholders for approval. On March 8, 2023, shareholders approved the sale to UM.

On April 13, 2023, the SPA was amended (the “Amendment”) and the total purchase price increased to $20 million. Under the Amendment, the cash consideration payable at closing was reduced to $3.0 million, as may be adjusted for working capital on the closing date (increased for positive working capital and decreased for negative working capital), and the non-cash consideration adjusted to provide for payment of $17 million in shares of UM’s common stock (the “Unusual Common Stock”) issued at the initial public offering price for the Unusual Common Stock. All of the Unusual Common Stock will be subject to a lock-up of 180 days and be eligible for registration. The Company estimates that working capital at closing will range between $2.0 to $4.5 million. In addition, closing of the SPA is subject to successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $5 million, and the listing of UM’s common stock listing on a public stock exchange such as the NYSE or Nasdaq.

UM filed a registration statement on Form S-1 for an initial public offering of its Common Stock with the SEC. UM is required to deposit $1.0 million cash with the Company upon effectiveness of the registration statement with the SEC.

Note 22 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of April 30, 2023.

One pending legal matter is an action filed against Teal Drones and the Company in a U.S. District Court in California. The complaint asserts claims for breach of contract, and the unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased in Teal prior to its acquisition by the Company. The complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. The Company believes the complaint is without merit and is vigorously contesting the complaint.

Note 23 - Subsequent Events

On July 13, 2023, the parties executed Amendment No. 2 to the Share Purchase Agreement (the "SPA") which extends the term of the Agreement to September 30, 2023. On the closing date, the Principal Stockholder, Jeffrey Thompson, will enter into a lock-up agreement under which he will agree not to sell 100,000 shares of common stock of Unusual Machines for nine months from the effective date of the UM Registration Statement. These shares shall provide security for Red Cat's and the Thompson's indemnification obligations under the Agreement. In addition, Unusual agrees to register 300,000 shares of Unusual Common Stock that it will issue to Red Cat upon closing the SPA in a Registration Statement to be filed within 120 days after the Closing.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of April 30, 2023.

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by a company in reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Management's annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with GAAP. Our accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Board’s audit committee.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of April 30, 2023. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting as of April 30, 2023 was effective.

Attestation Report of the Registered Public Accounting Firm.

Because the Company is a non-accelerated filer, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC where registrants that are non-accelerated filers are not required to provide the auditor attestation report.

Changes In Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our current directors and executive officers:

Name	Age	Position

Jeffrey M. Thompson	59	President, Chief Executive Officer and Director

Allan Evans	39	Chief Operating Officer

Joseph Hernon	63	Chief Financial Officer, Treasurer and Secretary

Joseph Freedman	57	Director

Nicholas Liuzza, Jr.	57	Director

Christopher Moe	67	Director

Biographies

Jeffrey M. Thompson, President and Chief Executive Officer

Jeffrey Thompson has been President and Chief Executive Officer of the Company since May 15, 2019. In December 1999, Mr. Thompson founded Towerstream Corporation (Nasdaq:TWER), a fixed-wireless fiber alternative company delivering high-speed internet access to businesses, and served as its president, chief executive officer and a director from November 2005 to February 2016. In 1994, Mr. Thompson founded EdgeNet Inc., a privately held Internet service provider (which was sold to Citadel Broadcasting Corporation in 1997) and became eFortress through 1999. Mr. Thompson holds a B.S. degree from the University of Massachusetts.

Mr. Thompson’s management and public company experience and his role as President and Chief Executive Officer of the Company, led to his appointment as a director.

Dr. Allan Evans, Chief Operating Officer

Dr. Allan Evans is a serial entrepreneur with a history of founding and leading technology innovation. He has extensive experience in overseeing different emerging technologies. Prior to becoming Chief Operating Officer of the Company, Dr. Evans was the Chief Executive Officer of our subsidiary, Fat Shark. From August 2017 to October 2020, Dr. Evans served as a board member for Ballast Technologies, a company that specialized in technology for location-based entertainment. In November 2012, he co-founded Avegant, a technology company focused on developing next-generation display technology to enable previously impossible augmented reality experiences. He led design, development, and initial production of the Glyph head mounted display and oversaw technology research and patent strategy while serving as Chief Technology Officer of Avegant until 2016. Dr. Evans received a PhD and M.S. degree in electrical engineering from the University of Michigan and has a B.S. degree from Michigan State University. Dr. Evans has 45 pending or issued patents that cover a range of technologies from implantable medical devices to mixed reality headsets. Academically, his work has an h-index of 15, an i-index of 27, and has been cited in more than 900 publications. He has extensive experience with new technologies, engineering, business development, and corporate strategy, and his expertise in these areas strengthens the company’s collective knowledge and capabilities.

Joseph Hernon, Chief Financial Officer and Secretary

Joseph Hernon has been Chief Financial Officer and Secretary of the Company since January 23, 2020. Mr. Hernon has extensive experience as a Chief Financial Officer over the course of his 35-year career. Mr. Hernon was a financial consultant to various private companies from May 2016 until January 2020. Prior to that, Mr. Hernon was the Chief Financial Officer for three public companies including most recently, Towerstream Corporation from May 2008 through May 2016. Previously, Mr. Hernon was employed for almost 10 years by PricewaterhouseCoopers in its audit practice and was a Senior Business Assurance Manager during his last five years with the firm. Mr. Hernon is a certified public accountant, but not presently licensed to practice, and earned a Master’s degree in Accountancy from Bentley University in 1986.

Joseph Freedman, Director

Joe Freedman is an entrepreneur with experience in launching, growing, and successfully exiting businesses in executive search, title insurance, legal services, and hospitality. His entrepreneurial journey includes turnarounds, mergers & acquisitions, as well as winding down and liquidating the assets of an unprofitable business. Prior to selling three businesses to NYSE-listed, private equity, and privately held companies, he successfully built them into industry market leaders. Five companies led by Mr. Freedman were listed on the Inc. 500/5000 a total of 15 times, with one ranking in the top 100.

In 2006, Mr. Freedman co-founded Peachtree Tents & Events Holdings, LLC, where he served as chief executive officer until 2021 and currently serves on the board. Previously, he co-founded and served as chief executive officer of RFx Legal, LLC, Richmond Title, LLC, and AMICUS Legal Staffing, Inc. until their acquisitions.

In addition to his entrepreneurial pursuits, Mr. Freedman actively participates in various civic boards, including the Entrepreneurs’ Organization (Nashville Chapter), where he has held multiple board positions, including that of president. Currently, he holds the position of Governance Chair. In 2022, Mr. Freedman established the nonprofit organization, Drones For Good Worldwide, driven by his passion for making a positive impact. The organization focuses on providing drones to support humanitarian efforts during disasters worldwide.

Mr. Freedman holds a B.S. degree in Finance from Louisiana State University and a Juris Doctorate from Northwestern California University School of Law. His experience in recruiting, business, and finance has provided the foundation for his appointment to the Board of the Company.

Nicholas Liuzza Jr., Director

Nicholas Liuzza Jr. has been a director of the Company since June 1, 2019. Mr. Liuzza co-founded Beeline Loans, a Digital Mortgage Lender in 2019. Previously, Mr Liuzza founded Linear Title & Closing, Ltd, a highly automated, and one of the largest, private national title agencies in the U.S in 2005. In 2012, he founded Nexgen Mortgage Services. Both companies merged with Real Matters and went public on the Toronto Stock Exchange (TSX) in 2018 at a $1 billion valuation. Nick served as Executive Vice President of Real Matters, Inc. and exited in 2020 to work for Beeline Loans. Mr. Liuzza founded New Age Nurses, a healthcare staffing company which he grew into a national provider of healthcare personnel services which became the platform for a reverse merger which listed on the OTC upon its acquisition in 2003 by Crdentia. Prior thereto, Mr. Liuzza was Executive Vice President of AMICUS Legal Staffing, a national staffing services provider with a specialization in real estate transactions. Mr. Liuzza started his career with Xerox Corporation in 1988. Mr. Liuzza’s more than 20 years of experience as an entrepreneur in the software industry and his sales and software development experience led to his appointment as a director.

Christopher R. Moe, Director

Christopher R. Moe serves as the Chief Financial Officer and Director of Yates Electrospace Corporation, a heavy payload autonomous cargo delivery drone developer and producer. Earlier he was the Chairman, Chief Executive Officer and co-Founder of ProBrass Inc., a rifle brass cartridge case manufacturing company. Previously he was the Chief Financial Officer of Vectrix Holdings Limited, a subsidiary of GP Industries Ltd (G20:SGX), an international developer and manufacturer of electric motorcycles and Chief Financial Officer and Director of Mission Motor Company, a company focused on advanced EV and hybrid powertrains for automobile and power sports applications. Earlier he served as the Chief Financial Officer & Director of Vectrix Corporation (LSE:VRX), Managing Director of GH Ventures, Managing Director of Kirkland Investment Corporation, Chief Executive Officer of St. Louis Ship Industries, Vice President of Wasserstein, Perella & Co.’s merchant banking fund and Vice President/Area Head with Citicorp’s Leveraged Capital Group. He served as a Captain of United States Marines and deployed with artillery and infantry units twice to the Western Pacific and Indian Ocean. He is the Treasurer of The Pennfield School and the former Treasurer of the Zabriskie Memorial Church of Saint John the Evangelist. He holds a BA degree in English from Brown University and an MBA from the Harvard Business School.

Mr. Moe’s experience in operational finance, and with venture capital, private equity, M&A, and corporate finance transactions, both as agent and principal, with a focus on transportation, provide the basis upon which the Company appointed him to the Board.

Composition of our Board of Directors

Our board of directors currently consists of four members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Audit Committee

The Audit Committee is composed of three independent directors: Christopher Moe, Nicholas Liuzza, and Joseph Freedman. Each member of the Audit Committee is an independent director as defined by the rules of the SEC and Nasdaq. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

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

Audit Committee Financial Expert

Our Board determined that Christopher Moe is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC, in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The Compensation Committee, which currently consists of Nicholas Liuzza, Christopher Moe and Joseph Freedman each of whom are independent directors. Among other things, the Compensation Committee reviews, recommends, and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Compensation Committee meets in executive session to determine the compensation of the Chief Executive Officer of the Company. In determining the amount, form, and terms of such compensation, the Committee considers the annual performance evaluation of the Chief Executive Officer conducted by the Board in light of company goals and objectives relevant to Chief Executive Officer compensation, competitive market data pertaining to Chief Executive Officer compensation at comparable companies, and such other factors as it deems relevant. The Compensation Committee is guided by, and seeks to promote, the best interests of the Company and its shareholders.

In addition, subject to existing agreements, the Compensation Committee determines the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It sets performance targets for determining periodic bonuses payable to executive officers. It also reviews and makes recommendations to the Board regarding executive and employee compensation, as well as benefit plans and programs, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

The Compensation Committee also reviews and makes recommendations with respect to stockholder proposals related to compensation matters. The committee administers the Company’s equity incentive plans, including the review and grant of stock options and other equity incentive grants to executive officers, as well as other employees and consultants.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other adviser. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other adviser retained by the committee.

Governance and Nominating Committee

The Governance and Nominating Committee, consists of Joseph Freedman, Nicholas Liuzza, and Christopher Moe each of whom meets the independence requirements of all other applicable laws, rules and regulations governing director independence, as determined by the Board.

The Governance and Nominating Committee (i) identifies individuals qualified to become members of the Board, consistent with criteria approved by the Board, (ii) recommends to the Board the director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected, (iii) recommends to the Board candidates to fill any vacancies on the Board, (iv) develops, recommends to the Board, and reviews the corporate governance guidelines applicable to the Company, and (v) oversees the evaluation of the Board and management.

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

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Committee shall consider such factors at it deems appropriate, including, without limitation, the following (i) personal and professional integrity, ethics and values, (ii) experience in corporate management, such as serving as an officer or former officer of a publicly-held company (iii) experience in the Company’s industry, (iv) experience as a board member of another publicly-held company, (v) diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company, (vi) practical and mature business judgment, (vii) and composition of the Board (including its size and structure).

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

Special Committee

In September 2022, the Red Cat Board of Directors established a Special Committee ("SC") with a mandate to oversee and manage the negotiation, structure, and terms of the anticipated UMAC transaction. Additionally, the committee is tasked with providing essential support for this transaction and managing any other matters that may be assigned to them by the board. Joe Freedman and Chris Moe were chosen as Co-Chairs of the committee and were authorized to receive a payment of $15,000 each for their time.

Upon the execution or termination of the UMAC transaction and the satisfactory resolution of all other assigned matters, the Special Committee will have fulfilled its purpose and will be dissolved.

Board Diversity

While we do not have a formal policy on diversity, the Board considers diversity to include the skill set, background, reputation, type and length of business experience of the Board members as well as a particular nominee’s contributions to that mix. The Board believes that diversity brings a variety of ideas, judgments and considerations that benefit the Company and its stockholders. Although there are many other factors, the Board seeks individuals with experience in operating and growing businesses

Board Leadership Structure

Jeffrey Thompson serves as the Chairman of the Board and actively interfaces with management, the Board and counsel regularly.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides the directors with access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Jeffrey Thompson, Chairman of the Board, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risk affecting us is that we have never been profitable and we have limited financial resources to support our operations.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of the Company’s employees, including the Company’s Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to the Company’s directors and its Chief Operating Officer. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including (i) the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, (iii) the prompt reporting of illegal or unethical behavior, and (iv) accountability for adherence to the Code of Ethics.

Director Compensation Table

The following table presents the total compensation for each person who served as a non-employee director during Fiscal 2023. Mr. Thompson is not included in the table below, as he is employed as our Chief Executive Officer and receives no compensation for his service as director. The compensation received by Mr. Thompson as an employee is included in the “Executive Compensation—Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Options Awards(2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total
Joseph Freedman	$56,983	$64,652	—	—	—	$121,635
Nicholas Liuzza	$46,485	$58,437	—	—	—	$104,922
Jonathan Read (3)	$21,220	$14,999	—	—	—	$36,219
Christopher Moe	$48,770	$64,652	—	—	—	$113,422
Mary Beth Long (4)	$18,554	$25,589	—	—	—	$44,143

(1)	We value stock awards based on their fair value on the date that awards vest. Fair value is calculated by multiplying the number of awards vesting times the Company’s closing stock price on the date of vesting.

(2)	We value option awards in accordance with Accounting Standards Codification Topic 718, Compensation - Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term, discount rates and dividend expectations. Compensation expense is recognized based on the vesting terms of the award.

(3)	Mr. Read resigned on November 14, 2022.

(4)	Ms. Long was appointed on November 14, 2022 and resigned July 25, 2023.

Non-Employee Director Compensation Arrangements

In April 2022, the Board of Directors established a formal compensation plan for Non-Employee Directors. Under the plan, Non-Employee Directors shall receive annual compensation of $100,000 consisting of:

•	$40,000 in cash compensation, payable in monthly installments beginning May 1, 2022

•

$60,000 in equity compensation, payable in the form of shares of restricted common stock to be issued on May 1 annually, with 25% of the shares vesting immediately and the remaining 75% vesting in 24 monthly installments beginning on June 1

In addition, the Chairman of each Committee of the Board shall receive additional annual cash compensation, payable in monthly installments, as follows:

•	$10,000 - Audit Committee

•	$6,000 - Compensation Committee

•	$5,000 - Nominating and Governance Committee

In addition, in November 2022, the Board of Directors established Lead Director compensation of $22,500 annually, payable monthly as well as a one-time payment of $15,000 to each member of the Special Committee, payable in the form of fully vested restricted common stock. This resulted in total compensation to each Non-Employee Director for the fiscal year ended April 30, 2023 as follows:

•	$121,635 to Joseph Freedman, consisting of $40,000 for board service, $733 as Chairman of the Compensation Committee, $5,000 as Chairman of the Nominating and Governance Committee, $11,250 as Lead Director, and $64,652 representing the fair value of the 30,353 shares which vested in the fiscal year ended April 30, 2023.

•	$104,922 to Nicholas Liuzza, consisting of $40,000 for board service, $1,218 as Chairman of the Audit Committee. $5,267 as Chairman of the Compensation Committee and $58,437 representing the fair value of the 27,435 shares which vested in the fiscal year ended April 30, 2023.

•	$36,219 to Jonathan Read, consisting of $21,220 for board service and $14,999 representing the fair value of the 7,042 shares which vested in the fiscal year ended April 30, 2023.

•	$113,422 to Christopher Moe consisting of $40,000 for board service, $8,770 as Chairman of the Audit Committee and $64,652 representing the fair value of the 30,353 shares which vested in the fiscal year ended April 30, 2023.

•	$44,143 to Mary Beth Long, consisting of $18,554 for board service and $25,589 representing the fair value of the 21,324 shares which vested in the fiscal year ended April 30, 2023.

In May 2023, the Board of Directors established Board compensation for the fiscal year ended April 30, 2024.  Base compensation was established at $105,000, consisting of $45,000 in cash and $60,000 in restricted stock awards.  In addition, Leadership compensation, payable in cash, was established at $25,000 for Joe Freedman, $20,000 for Christopher Moe, $10,000 for Nick Liuzza, and $10,000 for Mary Beth Long.  Finally, Committee compensation, payable in restricted stock awards, was established at $30,000 for each of Joe Freedman and Chris Moe.  Total compensation for fiscal 2024 was established at $160,000 for Joe Freedman, $155,000 for Chris Moe, $115,000 for Nick Liuzza, and $115,000 for Mary Beth Long.  The number of shares of restricted stock to be awarded shall be based on the $1.06 closing price on May 15, 2026, the date these actions were approved.  Cash payments shall be made monthly in arrears and the restricted stock awards shall vest as follows: (i) 25% on May 15, 2023, (ii) the remainder vests ratably over 24 monthly installments commencing June 1, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to each Officer with compensation exceeding $100,000 during the fiscal years ended April 30, 2022 and 2021 (each a "Named Executive Officer").

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation (3)	Total
Jeffrey Thompson	2023	$300,000	$165,345		$347,582	$812,927
Chief Executive Officer and President	2022	$255,333	$153,600	$—	$—	$408,933

Joseph Hernon (1)	2023	$230,000	$126,304		$451,988	$808,292
Chief Financial Officer and Secretary	2022	$191,500	$128,000	$—	$185,400	$504,900

Allan Evans (2)	2023	$230,000	$126,904		$651,872	$1,008,776
Chief Operating Officer	2022	$181,918	$136,000	$—	$875,341	$1,193,259

(1)	Joseph Hernon joined the Company in January 2020

(2)	Allan Evans joined the Company in November 2020

(3)	Represents the fair value of restricted stock upon its vesting as follows: (i) Thompson – 153,120 shares in fiscal 2023; (ii) Hernon – 231,360 shares in fiscal 2023 and 75,000 shares in fiscal 2022; and (iii) Evans – 401,702 shares in fiscal 2023 and 369,318 shares in fiscal 2022.

Potential Payments and Benefits Upon Termination or a Change in Control

Our named executive officers are entitled to certain benefits in the event their employment is terminated without cause by the Company or for good reason by the Executive, as described in the Employment Agreements. The following table describes the potential payments and benefits to each of our named executive officers, as if these obligations were payable on April 30, 2023. The actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure. In addition to the amounts shown in the table below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred. In the event of a named executive officer’s death, the named executive officer’s beneficiary, legal representative or estate would receive the named executive officer’s potential payments.

Potential Payments and Benefits	Jeffrey Thompson	Joseph Hernon	Allan Evans
Base Salary (1)	$600,000	$230,000	$230,000
Healthcare Benefits (2)	$32,261	$6,745	$12,798
Equity Awards Vesting on Termination (3)	$—	$159,300	$—
Total	$632,261	$396,045	$242,798

(1) Represents the named executive officer’s base salary payable over twenty-four (24) months for Thompson and twelve (12) months for Hernon and Evans.

(2) Represents the cost of continued healthcare coverage for 18 months for Thompson and 12 months for Hernon and Evans. This value is based upon the type of health insurance coverage and premiums in effect on April 30, 2023.

(3) Represents the value attributable to the accelerated vesting of unvested shares of restricted stock and stock options. The value of accelerated options is determined by multiplying the number of options accelerated by the difference between the closing price of our common stock and the exercise price of the options. The value of accelerated stock is determined by multiplying the number of shares accelerated by the closing price of our common stock on April 30, 2023 which was $0.885.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of July 24, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Red Cat Holdings, Inc., 15 Ave. Munoz Rivera, STE 2200, San Juan, PR 00901.

The percentages below are calculated based on 55,541,173 shares of common stock issued and outstanding as of July 24, 2023.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors:
Jeffrey Thompson	12,792,057	(1)	22.83%
Joseph Hernon	1,354,847	(2)	2.40%
Allan Evans	1,337,734	(3)	2.41%
Nicholas Liuzza	1,411,353	(4)	2.52%
Joseph Freedman	447,955	(5)	0.80%
Christopher Moe	77,450	(6)	0.14%
Mary Beth Long (resigned July 25, 2023)	53,581	(7)	0.10%
All executive officers and directors as a group (7 persons)	17,474,977		31.20%
Other 5% Holders
Gregory French	4,815,533		8.67%

(1) Includes 12,292,057 shares of common stock, and 500,000 shares issuable upon the exercise of options.

(2) Represents 331,882 shares of common stock, 1,000,000 shares issuable upon the exercise of options, and 22,965 shares of restricted stock vesting in the next 60 days.

(3) Represents 1,337,734 shares of common stock.

(4) Consists of 967,826 shares of common stock, 335,000 shares issuable upon the exercise of warrants, 100,000 shares issuable upon the exercise of options, and 8,527 shares of restricted stock vesting in the next 60 days.

(5) Includes 190,301 shares of common stock, 250,00 shares issuable upon the exercise of options, and 7,654 shares of restricted stock vesting in the next 60 days.

(6) Includes 69,796 shares of common stock, and 7,654 shares of restricted stock vesting in the next 60 days.

(7) Includes 45,631 shares of common stock, and 7,950 shares of restricted stock vesting in the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since May 1, 2022, to which we were a party or will be party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest. Please see footnotes 6 and 12 to financial statements filed herewith.

Director Independence

Our Board has determined that all of our present directors are independent, in accordance with standards under the Nasdaq Listing Rules, other than Mr. Thompson. Our Board determined that, under the Nasdaq Listing Rules, Mr. Thompson is not an independent director because he is the Chief Executive Officer and President of the Company.

Our Board has determined that Christopher Moe, Nicholas Liuzza, and Joseph Freedman are independent under the Nasdaq Listing Rules’ independence standards for Audit Committee members. Our Board has also determined that Nicholas Liuzza, Christopher Moe and Joseph Freedman are independent under the Nasdaq Listing Rules independence standards for Compensation Committee members and that Joseph Freedman and Nicholas Liuzza are independent under the Nasdaq Listing Rules independence standards for Governance and Nominating committee members.

DELINQUENT SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of such filings and other information available to us, as well as representations from the Reporting Persons, we believe that during the fiscal year ended April 30, 2023, the Reporting Persons timely filed all such reports, except that the following forms were filed late by the indicated individuals:

•	Allan Evans for four Form 4’s related to shares of vested stock which were withheld by the Company to satisfy tax withholding obligations
•	Joseph Hernon for one Form 4 reporting shares of restricted stock which vested, net of shares withheld by the Company to satisfy tax withholding obligations

•	Nick Liuzza for one Form 4 related to open market purchases and sales of shares of common stock
•	Mary Beth Long for a Form 3 reporting her equity holdings upon becoming a Director of the Company

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BF Borgers, CPA, PC audited our financial statements for the fiscal year ended April 30, 2023. The Company engages Tanner, LLC & HLB Puerto Rico to complete its corporate tax returns. Tax fees paid to HLB Puerto Rico totaled $43,251 for Fiscal 2023. Fees paid to Tanner, LLC totaled $56,139 for Fiscal 2022. Fees paid to Tanner, LLC and HLB Puerto Rico are listed under Tax fees below.

Independent Registered Public Accounting Firm Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our Audit Committee annually. In accordance with standard policy, BF Borgers, CPA, PC periodically rotates the individuals who are responsible for our audit. During the years ended April 30, 2023 and April 30, 2022, fees for services provided by BF Borgers, CPA, PC were as follows:

	Fiscal Year Ended
	April 30, 2023	April 30, 2022
Audit fees (1)	$187,000	$163,500
Audit-related fees (2)	—	43,200
Tax fees (3)	43,251	56,139
Other fees (4)	—	—
Total fees	$230,251	$262,839

(1)	Consists of fees rendered in connection with the audit of our consolidated financial statements included in our annual report on Form 10-K, review of the interim consolidated financial statements included in our quarterly reports and services normally provided in connection with regulatory filings.

(2)	Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

(3)	Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, as well as technical tax advice related to federal and state income tax matters, assistance with sales tax and assistance with tax audits.

(4)	Consists of fees for professional services other than those reported in the categories above, including access to resource materials and portals.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All of the services relating to the fees described in the table above were approved by our Audit Committee.

 PART IV

ITEM 15  . EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 18, 2021, between the Company and ThinkEquity, as Representative of the Several Underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)
1.2	Underwriting Agreement, dated April 29, 201 between the Company and ThinkEquity (incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K dated with the SEC on April 30, 2021)
2.1	Agreement and Plan of Merger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.2	Articles of Merger- Nevada (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.3	Articles of Merger- Arizona (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2016)
2.4	Agreement of Merger, dated January 23, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.5	Amendment No. 1 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
2.6	Amendment No. 2 to the Agreement of Merger, dated December 31, 2019, among the Company, Rotor Riot Acquisition, LLC and the stockholder signatory thereon (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2020)
3.1*	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit B to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
3.2*	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2020)
10.1	Form of Senior Convertible Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2019)
10.2	Share Exchange Agreement, dated as of May 13, 2019, among TimefireVR, Inc. (Timefire”), Red Cat Propware, Inc, and Red Cat Propware, Inc’s. shareholders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.3	Warrant, dated May 5, 2019, issued to Calvary Fund I LP (“Calvary”) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.4	Restricted Stock Unit Agreement, dated May 15, 2019, between Timefire and Jonathan Read (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)

10.5	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Calvary (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.6	Securities Exchange Agreement, dated May 13, 2019, between Timefire and L1 Capital Global Opportunity Master Fund Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.7	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Digital Power Lending, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.8	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Gary Smith (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.9	Securities Exchange Agreement, dated May 13, 2019, between Timefire and Edward Slade Mead (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.1	Redemption Letter for Series A Preferred Stock, dated May 9, 2019, from Timefire to Jonathan (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
10.11	2019 Equity Incentive Plan (incorporated by reference to Exhibit C to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
10.12	$175,000 Promissory Note, dated January 23, 2020, issued to Brains Riding in Tanks. LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.13	Make Whole Agreement, dated January 23, 2020, among the Company, Brains Riding in Tanks. LLC, Rotor Riot, LLC and Chad Kapper (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 29,2020)
10.14	Share Purchase and Liquidity Event Agreements, dated February 11, 2021 among the Company, Giuseppe Santangelo, the holders of common stock and SAFE agreements representing 97.46% of Skypersonic (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021)
10.15	Agreement and Plan of Merger, dated July 13, 2021, among the Company, Teal Drones, Inc and Teal Acquisition I Corp. and stockholders of Teal Drones, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2021
10.16	Executive Employment Agreement with Jeffrey Thompson, dated March 31, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021)
10.17	Employment Agreement with Joseph Hernon, dated July 1, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)
10.18	Consulting Agreement Joseph Freedman, dated July 7, 2021 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2021).
10.19	Addendum to Executive Employment Agreement with Joseph Hernon
21.1*	List of Subsidiaries
23.1	Consent of BF Borgers, CPA PC
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Cat Holdings, Inc.

Dated: July 27, 2023	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, President and Director	July 27, 2023
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Joseph Hernon	Chief Financial Officer, Treasurer and Secretary	July 27, 2023
Joseph Hernon	(Principal Financial and Accounting Officer)

/s/ Nicholas Liuzza, Jr.	Director	July 27, 2023
Nicolas Liuzza, Jr.

/s/ Christopher Moe	Director	July 27, 2023
Christopher Moe

/s/ Joseph Freedman	Director	July 27, 2023
Joseph Freedman

