Form 10-Q
period 2023-07-31
Red Cat Holdings, Inc.
filed 2023-09-19
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 18, 2023, there were 55,642,006 shares of the registrant's common stock outstanding.

Red Cat Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended July 31, 2023

 RED CAT HOLDINGS

Consolidated Balance Sheets

(Unaudited)

	July 31,	April 30,
	2023	2023
ASSETS
Current assets
Cash	$937,756	$3,173,649
Marketable securities	7,922,392	12,814,038
Accounts receivable, net	720,642	719,862
Inventory	9,376,444	8,920,573
Other	3,020,708	1,263,735
Current assets of discontinued operations	4,545,370	5,283,155
Total current assets	26,523,312	32,175,012

Goodwill	17,012,832	17,012,832
Intangible assets, net	7,105,636	7,323,004
Property and equipment, net	2,554,411	2,650,358
Other	303,180	303,180
Operating lease right-of-use assets	554,064	620,307
Long-term assets of discontinued operations	97,443	108,397
Total long-term assets	27,627,566	28,018,078

TOTAL ASSETS	$54,150,878	$60,193,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$822,674	$1,392,550
Accrued expenses	448,229	409,439
Debt obligations - short term	936,150	922,138
Customer deposits	45,123	155,986
Operating lease liabilities	292,852	281,797
Warrant derivative liability	561,685	588,205
Current liabilities of discontinued operations	471,199	1,010,501
Total current liabilities	3,577,912	4,760,616

Operating lease liabilities	301,710	379,466
Debt obligations - long term	249,568	401,569
Long-term liabilities of discontinued operations	28,290	41,814
Total long-term liabilities	579,568	822,849
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 4,676 and 986,676	47	9,867
Common stock - shares authorized 500,000,000; outstanding 55,541,875 and 54,568,065	55,541	54,568
Additional paid-in capital	110,905,033	109,993,100
Accumulated deficit	(60,397,141)	(54,586,793)
Accumulated other comprehensive loss	(570,082)	(861,117)
Total stockholders' equity	49,993,398	54,609,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,150,878	$60,193,090

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements Of Operations

(Unaudited)

	Three months ended July 31,
	2023	2022
Revenues	$1,748,129	$1,126,551

Cost of goods sold	1,573,464	1,044,431

Gross margin	174,665	82,120

Operating expenses
Operations	707,903	886,303
Research and development	1,138,127	449,964
Sales and marketing	986,908	406,953
General and administrative	1,443,156	1,062,404
Stock based compensation	911,606	755,471
Total operating expenses	5,187,700	3,561,095
Operating loss	(5,013,035)	(3,478,975)

Other (income) expense
Change in fair value of derivative liability	(26,520)	92,922
Investment loss (income), net	239,490	(130,296)
Interest expense	21,857	35,687
Other, net	319,913	114,914
Other (income) expense	554,740	113,227

Net loss from continuing operations	$(5,567,775)	$(3,592,202)

Loss from discontinued operations	(242,573)	(219,397)
Net loss	$(5,810,348)	$(3,811,599)

Loss per share - basic and diluted
Continuing operations	$(0.11)	$(0.07)
Discontinued operations	—	—
Loss per share - basic and diluted	$(0.11)	$(0.07)

Weighted average shares outstanding - basic and diluted	54,935,339	53,778,154

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Stockholders’ Equity

For the three months ended July 31, 2023 and July 31, 2022

(Unaudited)

	Series A Preferred		Series B Preferred				Additional		Accumulated Other
	Stock		Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2022	—	$—	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,056)	$(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	—	—	755,471	—	—	755,471

Vesting of restricted stock units	—	—	—	—	69,707	69	(84,145)	—	—	(84,076)

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	133,582	133,582

Currency translation adjustments	—	—	—	—	—	—	—	—	352	352

Net Loss	—	—	—	—	—	—	—	(3,811,599)	—	(3,811,599)

Balances, July 31, 2022	—	$—	986,676	$9,867	53,818,442	$53,818	$107,492,710	$(31,310,655)	$(1,336,338)	$74,909,402

Balances, April 30, 2023	—	$—	986,676	$9,867	54,568,065	$54,568	$109,993,100	$(54,586,793)	$(861,117)	$54,609,625

Stock based compensation	—	—	—	—	—	—	911,606	—	—	911,606

Vesting of restricted stock units	—	—	—	—	155,476	155	(8,675)	—	—	(8,520)

Conversion of preferred stock	—	—	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	289,389	289,389

Currency translation adjustments	—	—	—	—	—	—	—	—	1,646	1,646

Net loss	—	—	—	—	—	—	—	(5,810,348)	—	(5,810,348)

Balances, July 31, 2023	—	$—	4,676	$47	55,541,875	$55,541	$110,905,033	$(60,397,141)	$(570,082)	$49,993,398

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(5,810,348)	$(3,811,599)
Net loss from discontinued operations	(242,573)	(219,397)
Net loss from continuing operations	(5,567,775)	(3,592,202)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation - options	629,426	458,023
Stock based compensation - restricted units	282,180	297,448
Amortization of intangible assets	217,368	56,160
Realized loss from sale of marketable securities	292,636	10,675
Depreciation	101,001	28,272
Change in fair value of derivative	(26,520)	92,922
Changes in operating assets and liabilities
Accounts receivable	(780)	(257,301)
Inventory	(455,871)	(273,439)
Other, principally inventory deposits	(1,756,973)	(214,316)
Operating lease right-of-use assets and liabilities	(458)	11,139
Customer deposits	(110,863)	(116,237)
Accounts payable	(569,876)	(154,139)
Accrued expenses	40,436	(161,767)
Net cash used in operating activities	(6,926,069)	(3,814,762)

Cash Flows from Investing Activities
Purchases of property and equipment	(5,054)	(544,942)
Proceeds from sale of marketable securities	4,888,399	9,094,592
Purchases of marketable securities	—	(889,943)
Net cash provided by investing activities of continuing operations	4,883,345	7,659,707

Cash Flows from Financing Activities
Payments under related party obligations	—	(2,861)
Payments under debt obligations	(137,989)	(212,789)
Payments of taxes related to equity awards	(8,520)	(469,631)
Net cash used in financing activities of continuing operations	(146,509)	(685,281)

Discontinued operations
Operating activities	(356,109)	(999,053)
Investing activities	—	—
Financing activities	237,814	—
Net cash used in discontinued operations	(118,295)	(999,053)

Net (decrease) increase in Cash	(2,307,528)	2,160,611
Cash, beginning of period	3,260,305	4,084,815
Cash, end of period	952,777	6,245,426

Cash paid for interest	22,590	36,082
Cash paid for income taxes	—	—

Non-cash transactions
Unrealized gain on marketable securities	$289,389	$133,582
Conversion of preferred stock into common stock	$9,820	$—
Shares withheld as payment of note receivable	$—	$18,449
Taxes related to net share settlement of equity awards	$—	$15,982

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023 of Red Cat Holdings, Inc. (the "Company"), filed with the Securities and Exchange Commission ("SEC") on July 27, 2023.

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

Following the Teal acquisition in August 2021, we focused on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments in order to sharpen our focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's, primarily drones, to commercial enterprises, including the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term focus on the military and other government agencies. Skypersonic's technology has been re-focused on military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, is focused on hobbyists and enthusiasts which are expected to increase as drones become more visible in our daily lives.  The reportable segments were established based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 21 - Segment Reporting”.

In November 2022, we entered into an agreement to sell our Consumer segment to Unusual Machines, Inc. (or “Unusual Machines” or “UM”). The adjusted sale price is $20 million, including $3 million in cash, at closing, and $17 million in securities of Unusual Machines. The agreement reflects the Company's decision to focus its efforts and capital on military and defense where it believes that there are more opportunities to create long term shareholder value. The closing of the transaction is contingent upon Unusual Machines completing (i) an initial public offering that raises sufficient capital to close the transaction, and (ii) a listing on a public stock exchange such as the NYSE or Nasdaq.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Principles of Consolidation – Our consolidated financial statements include the accounts of our wholly owned operating subsidiaries which include Teal Drones, Skypersonic, Rotor Riot, and Fat Shark.  Intercompany transactions and balances have been eliminated.

As further described in Note 3, we presently expect to sell our Consumer segment, which includes Rotor Riot and Fat Shark, within the next twelve months.  Accordingly, the Consumer segment businesses are characterized as Discontinued Operations in these financial statements.  The assets and liabilities of these entities have been presented separately in the Consolidated Balance Sheet as discontinued operations.  Similarly, the operating results and cash flows of discontinued operations are separately stated in those respective financial statements.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) determine stock-based compensation, (ii) complete purchase price accounting for acquisitions, (iii) accounting for derivatives, (iv) reserves and allowances related to accounts receivable and inventory, and (v) the evaluation of long-term assets, including goodwill, for impairment.

Cash and Cash Equivalents – At July 31, 2023, we had cash of $937,756 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $82,318 and $151,671 as of July 31, 2023 and April 30, 2023, respectively, and was included in other current assets. We did not write off any accrued interest income during the three months ended July 31, 2023 and 2022.

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

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross margin, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $45,123 and $155,986 at July 31, 2023 and April 30, 2023, respectively.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity and are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the three months ended July 31, 2023 and July 31, 2022, comprehensive loss was $291,035 and $133,934 lower than net loss, respectively, related to unrealized gains on available-for-sale securities totaling $289,389 and $133,582, respectively, and foreign currency translation adjustments of $1,646 and $352.

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

	July 31, 2023	April 30, 2023
Series B Preferred Stock, as converted	3,896	822,230
Stock options	6,884,017	4,784,809
Warrants	1,539,999	1,539,999
Restricted stock	842,701	781,060
Total	9,270,613	7,928,098

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 20.

Segment Reporting

Since January 2020, we have acquired four separate businesses operating in various aspects of the drone industry. Following the Teal acquisition in August 2021, we focused on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments in order to sharpen our focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's, primarily drones, to commercial enterprises, including the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term focus on the military and other government agencies. Skypersonic's technology has been re-focused on military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, is focused on hobbyists and enthusiasts which are expected to increase as drones become more visible in our daily lives.  The reportable segments were established based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 21 - Segment Reporting”.

Liquidity and Going Concern – The Company has never been profitable and its net losses have been increasing related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the three months ended July 31, 2023, the Company incurred a net loss of $5,810,348 and used cash in operating activities of $6,926,069. As of July 31, 2023, the Company has working capital of $22,945,400. While the Company has historically been successful in raising capital to meet its working capital requirements, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements are issued.

Note 3 – Discontinued Operations – Sale of Consumer Segment

In November 2022, the Company agreed to the sale of its consumer segment consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”). The closing of the transaction is subject to the successful initial public offering by the buyer, Unusual Machines, Inc. The Company has concluded that the transaction is presently likely to close within the next twelve months. Accordingly, the Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. See Note 22 for additional information regarding the transaction. Set forth below are the results of operations for:

	Three months ended July 31,
	2023	2022
Revenues	$1,869,219	$1,942,720

Cost of goods sold	1,385,116	1,667,213

Gross margin	484,103	275,507

Operating expenses
Operations	209,980	161,783
Research and development	46,249	82,806
Sales and marketing	404,104	195,278
General and administrative	43,606	55,161
Total operating expenses	703,939	495,028
Operating loss	(219,836)	(219,521)

Other (income) expense
Interest expense	22,856	—
Other, net	(119)	(124)
Other (income) expense	22,737	(124)

Net loss from discontinued operations	$(242,573)	$(219,397)

Assets and liabilities for the Consumer Segment included:

	July 31, 2023	April 30, 2023
Current assets
Cash	$15,021	$86,656
Accounts receivable, net	106,649	61,107
Inventory	2,921,262	3,065,954
Other	1,502,438	2,069,438
Total current assets	4,545,370	5,283,155

Intangible assets, net	20,000	20,000
Other	3,853	3,853
Operating lease right-of-use assets	73,590	84,544
Total long term assets	97,443	108,397

Current liabilities
Accounts payable	$65,058	$606,872
Accrued expenses	89,014	109,480
Debt obligations - short term	237,814	—
Customer deposits	28,079	244,688
Operating lease liabilities	51,234	49,461
Total current liabilities	471,199	1,010,501

Long term liabilities - Operating lease liabilities	28,290	41,814

Working capital	$4,074,171	$4,272,654

Note 4 – Marketable Securities

Marketable securities consisted solely of corporate bonds at July 31, 2023 and were classified at Level 2 in the Fair Value Hierarchy. Fair value, cost basis, and unrealized losses totaled $7,922,392, $8,497,168, and $574,776 at July 31, 2023, respectively. Contractual maturities of one to three years totaled $7,922,392.

Note 5 – Inventories

Inventories consisted of the following:

	July 31, 2023	April 30, 2023
Raw materials	$7,721,211	$8,132,196
Work-in-process	1,611,283	509,381
Finished goods	43,950	278,996
Total	$9,376,444	$8,920,573

Note 6 – Other Current Assets

Other current assets included:

	July 31, 2023	April 30, 2023
Prepaid inventory	$1,708,515	$359,500
Prepaid expenses	1,229,875	752,564
Accrued interest income	82,318	151,671
Total	$3,020,708	$1,263,735

Note 7 – Due From Related Party

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

Note 8 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1. Intangible assets were as follows:

	July 31, 2023			April 30, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,967,000	$(1,050,448)	$3,916,552	$4,967,000	$(841,223)	$4,125,777
Non-compete agreements	81,000	(63,417)	17,583	81,000	(56,667)	24,333
Customer relationships	39,000	(19,499)	19,501	39,000	(18,106)	20,894
Total finite-lived assets	5,087,000	(1,133,364)	3,953,636	5,087,000	(915,996)	4,171,004
Brand name	3,152,000	—	3,152,000	3,152,000	—	3,152,000
Total indefinite-lived assets	3,152,000	—	3,152,000	3,152,000	—	3,152,000
Total intangible assets, net	$8,239,000	$(1,133,364)	$7,105,636	$8,239,000	$(915,996)	$7,323,004

Proprietary technology and non-compete agreements are being amortized over five to six years and three years, respectively. Customer relationships are being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of July 31, 2023, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2024	$649,437
2025	842,471
2026	815,271
2027	786,679
2028	644,833
Thereafter	214,945
Total	$3,953,636

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
April 2023 - Impairment loss	Skypersonic	(2,826,918)
Balance at April 30, 2023 and July 31, 2023		$17,012,832

Following the establishment of the Enterprise and Consumer segments, management evaluated the long-term business strategy of each segment. This resulted in the Enterprise segment narrowing its focus on the military and other government agencies. It was determined that Skypersonic's technology would be re-focused for the near term on military applications and consolidated into the operations of Teal Drones. The Company completes a formal evaluation of the carrying value of its intangible assets, including goodwill, at the end of each fiscal year. Based on (i) the operating results for Skypersonic since its acquisition in May 2021, (ii) its consolidation into Teal, (iii) our current expectations of its future business conditions and trends, including its projected revenues, expenses, and cash flows, the Company recognized an impairment charge of $2,826,918 in April 2023.

Note 9 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	July 31, 2023	April 30, 2023
Equipment and related	$1,340,237	$1,386,373
Leasehold improvements	1,517,199	1,473,890
Furniture and fixtures	132,752	132,752
Accumulated depreciation	(435,777)	(342,657)
Net carrying value	$2,554,411	$2,650,358

Depreciation expense totaled $101,001 and $28,272 for the three months ended July 31, 2023 and 2022, respectively.

Note 10 – Other Long-Term Assets

Other long-term assets included:

	July 31, 2023	April 30, 2023
SAFE agreement	$250,000	$250,000
Security deposits	53,180	53,180
Total	$303,180	$303,180

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company plans to evaluate the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three months ended July 31, 2023.

Note 11 – Operating Leases

As of July 31, 2023, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 3.83 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $85,252 for the three months ended July 31, 2023, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $1,650 for the three months ended July 31, 2023.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2024
San Juan, Puerto Rico	$5,647	June 2027
Troy, Michigan	$550	May 2022

Supplemental information related to operating leases for the three months ended July 31, 2023 was:

Operating cash paid to settle lease liabilities	$85,709
Weighted average remaining lease term (in years)	2.30
Weighted average discount rate	12%

Future lease payments at July 31, 2023 were as follows:

Fiscal Year Ended:
2024	260,453
2025	260,743
2026	76,619
2027	79,300
2028	6,627
Total	$683,742

Note 12 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at July 31, 2023 totaled $769,170.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $992 at July 31, 2023.

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

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at July 31, 2023 and April 30, 2023 totaled $57,106 and $66,586 respectively.

F.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

G.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at July 31, 2023 and April 30, 2023 totaled $9,442 and $11,412 respectively.

H.	Summary

Outstanding principal payments on debt obligations are due as follows:

Fiscal 2024	784,149
Fiscal 2025	401,569
Total	$1,185,718
Short term – through July 31, 2024	$936,150
Long term – thereafter	$249,568

Note 13 – Due to Related Party

A.	Founder of Fat Shark

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

At July 31, 2023 and April 30, 2023, we had accumulated deficits of approximately $60,397,000 and $54,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $11,173,000 and $10,101,000, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at July 31, 2023 and April 30, 2023.

Note 15 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2022 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock to employees, net of shares withheld of 273,874 to pay taxes and 9,000 to repay a Note	653,308
Vesting of restricted stock to Board of Directors	116,507
Vesting of restricted stock to consultants	9,683
Shares issued for services	39,832
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 10,870 to pay taxes	44,130
Vesting of restricted stock to Board of Directors	109,585
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Shares outstanding as of July 31, 2023	55,541,875

Note 16 – Preferred Stock

Series A Preferred Stock outstanding totaled 158,704 at April 30, 2021, and were converted into 1,321,996 shares of common stock on August 10, 2021.

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at July 31, 2023 totaled 4,676 which are convertible into 3,896 shares of common stock.

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

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at July 31, 2023
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$179,982
January 2021	675,000	$2,870,666	540,000	$381,703

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

The following table summarizes the changes in warrants outstanding since April 30, 2022.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—
Exercised	—
Outstanding as of April 30, 2023	1,539,999	3.38	2.89	$—
Granted	—
Exercised	—
Outstanding at July 31, 2023	1,539,999	3.38	2.63	$—

Note 18 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 8,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the three months ended July 31 was:

	2023	2022
Exercise Price	$1.06 – 1.12	$—
Stock price on date of grant	1.06 – 1.12	—
Risk-free interest rate	3.47 – 4.07%	—
Dividend yield	—	—
Expected term (years)	6.00 – 6.25	—
Volatility	257.25 – 260.22%	—

A summary of options activity under the Plan since April 30, 2022 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2022	3,694,142	$2.17	8.56	1,407,545
Granted	1,503,500	1.40
Exercised	—	—
Forfeited or expired	(412,833)	2.67
Outstanding as of April 30, 2023	4,784,809	1.88	8.72	74,586
Granted	2,401,042	1.07
Exercised	—	—
Forfeited or expired	(301,834)	2.55
Outstanding as of July 31, 2023	6,884,017	1.57	8.58	298,615
Exercisable as of July 31, 2023	3,157,975	$2.00	6.63	$241,274

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of July 31, 2023 and July 31, 2022, there was $5,918,668 and $2,760,989 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 2.24 and 2.1 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2022 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2022	1,083,675	$2.59
Granted	780,884	2.14
Vested	(1,062,372)	2.42
Forfeited	(21,127)	2.13
Unvested and outstanding as of April 30, 2023	781,060	2.44
Granted	298,643	1.06
Vested	(166,346)	1.70
Forfeited	(70,656)	1.25
Unvested and outstanding as of July 31, 2023	842,701	$2.14

C.	Stock Compensation

Stock compensation expense for the three months ended July 31 was as follows:

	2023	2022
General and administrative	$427,781	$345,168
Research and development	127,417	144,798
Operations	191,099	158,431
Sales and marketing	165,309	107,074
Total	$911,606	$755,471

Stock compensation expense pertaining to options totaled $629,426 and $458,023 for the three months ended July 31, 2023 and 2022, respectively. Stock compensation expense pertaining to restricted stock units totaled $282,180 and $297,448 for the three months ended July 31, 2023 and 2022, respectively.

Note 19 – Derivatives

The Company completed financings in October 2020 and January 2021 which included notes and warrants containing embedded features subject to derivative accounting. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of July 31, 2023 and April 30, 2023 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	July 31, 2023	April 30, 2023
Risk-free interest rate	4.88%	2.83 – 4.51%
Expected dividend yield	—	—
Expected term (in years)	2.17 – 2.50	2.42 – 3.50
Expected volatility	107.27 – 107.90%	138.49 – 235.23%

As of July 31, 2023, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the three months ended July 31, 2023 and the year ended April 30, 2023 were as follows:

	July 31, 2023	April 30, 2023
Balance, beginning of period	$588,205	$1,607,497
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	—
Changes in fair value	(26,520)	(1,019,292)
Balance, end of period	$561,685	$588,205

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

In January 2022, the Company entered into a note agreement with an employee in the principal amount of $510,323, as further described in Note 7.

Additional related party transactions are disclosed in Note 13.

Note 21 - Segment Reporting

The following table sets forth key operating data and asset categories which are reviewed by our CODM in evaluating the operating performance of each segment:

	For the three months ended July 31, 2023
	Enterprise	Consumer	Corporate	Total
Revenues	$1,748,129	$1,869,219	$—	$3,617,348
Cost of goods sold	1,573,464	1,385,116	—	2,958,580
Gross margin	174,665	484,103	—	658,768

Operating expenses	3,153,405	703,939	2,034,295	5,891,639
Operating loss	(2,978,740)	(219,836)	(2,034,295)	(5,232,871)

Other expenses, net	122,858	22,737	431,882	577,477
Net loss	$(3,101,598)	$(242,573)	$(2,466,177)	$(5,810,348)

	For the three months ended July 31, 2022
	Enterprise	Consumer	Corporate	Total
Revenues	$1,126,551	$1,942,720	$—	$3,069,271
Cost of goods sold	1,044,431	1,667,213	—	2,711,644
Gross margin	82,120	275,507	—	357,627

Operating expenses	1,661,363	495,028	1,899,732	4,056,123
Operating loss	(1,579,243)	(219,521)	(1,899,732)	(3,698,496)

Other expenses, net	63,229	(124)	49,998	113,103
Net loss	$(1,642,472)	$(219,397)	$(1,949,730)	$(3,811,599)

	As of July 31, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$720,642	$106,649	$—	$827,291
Inventory, net	9,376,444	2,921,262	—	12,297,706
Inventory deposits	$1,708,515	$1,502,438	$—	$3,210,953

	As of April 30, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$719,862	$61,107	$—	$780,969
Inventory, net	8,920,573	3,065,954	—	11,986,527
Inventory deposits	$359,500	$2,062,038	$—	$2,421,538

Note 22 - Sale of Consumer Segment

In November 2022, the Board of Directors approved a Stock Purchase Agreement (the "SPA") between the Company, Unusual Machines and Jeffrey Thompson, the founder and Chief Executive Officer of the Company (the “Principal Stockholder”), related to the sale of the Company’s consumer segment consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM. In March 2023, shareholders approved the sale.

The final, amended purchase price of $20 million includes $3 million in cash, payable at closing, with the remaining $17 million consisting of shares of common stock of Unusual Machines.  The purchase price will be adjusted for working capital on the closing date (increased for positive working capital and decreased for negative working capital). The Company estimates that working capital at closing will range between $3.0 to $4.5 million. The number of shares of UM’s common stock (the “Unusual Common Stock”) to be issued will be based on the initial public offering price for the Unusual Common Stock. All of the Unusual Common Stock will be subject to a lock-up of 180 days and be eligible for registration. The closing of the SPA is subject to the successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $5 million, and the listing of UM’s common stock on a public stock exchange such as the NYSE or Nasdaq.  UM filed a registration statement on Form S-1 for an initial public offering of its Common Stock with the SEC. UM is required to deposit $1.0 million cash with the Company upon effectiveness of the registration statement with the SEC.

Note 23 – Commitments and Contingencies

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

One pending legal matter is an action filed against Teal Drones and the Company in a U.S. District Court in California. The complaint asserts claims for breach of contract, and the unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased in Teal prior to its acquisition by the Company. The complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. The Company is asserting vigorous defenses to the complaint.

Note 24 – Subsequent Events

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

Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on providing products, services and solutions to the drone industry. Any statements that are not historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company's Annual Report on Form 10-K filed with the SEC on July 27, 2023.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Quarterly Report on Form 10-Q except as required by federal securities law.

Recent Developments

Corporate developments during the two years ended July 31, 2023 include:

Capital Transactions

During the first quarter of fiscal 2022, the Company completed two firm commitment underwritten public offerings with ThinkEquity, a division of Fordham Financial Management. The first offering, in May 2021, generated gross and net proceeds of $16 and $14.6 million, respectively. The second offering, in July 2021, generated gross and net proceeds of $60 and $55.5 million, respectively.

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

Following the Teal acquisition, we focused on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments in order to sharpen our focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's, primarily drones, to commercial enterprises, and government agencies including the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term focus on the military and other government agencies. Skypersonic's technology has been re-focused on military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, is focused on hobbyists and enthusiasts which are expected to increase as drones become more visible and useful in our daily lives.

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

Results of Operations - Continuing Operations

The analysis of the Company's results of continuing operations for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 includes only the Company's Enterprise Segment which includes Teal Drones and Skypersonic.  During Fiscal 2023, the operations of Skypersonic were consolidated into Teal.  The following discussion and analysis describes the operating results of Teal and Skypersonic on a consolidated basis with Teal representing more than 90% of the operating activities of the Enterprise Segment.

Discussion and Analysis of the Three Months Ended July 31, 2023 compared to the Three Months Ended July 31, 2022

Revenues

Revenues totaled $1,748,129 during the three months ended July 31, 2023 (or the "2023 period") compared to $1,126,551 during the three months ended July 31, 2022 (or the "2022 period") representing an increase of $621,578, or 55%. The increase related exclusively to higher product sales related to the launch of the Teal 2 in April 2023. Product sales totaled $1,413,127 during the three months ended July 31, 2023 compared to $700,214 during the three months ended July 31, 2022 representing an increase of $712,913, or more than 100%. The increase in product sales was partially offset by lower contract revenues during the 2023 period.  Contract revenues totaled $310,881 during the 2023 period compared to $398,499 during the 2022 period, representing a decrease of $87,618, or 22%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of awards and amendments.

Gross Margin

Gross margin totaled $174,665 during the 2023 period compared to $82,120 during the 2022 period representing an increase of $92,545, or more than 100%. On a percentage basis, gross margin was 10.0% during the 2023 period compared to 7.3% during the 2022 period. The percentage basis increase in gross margin in the 2023 period was primarily related to lower relative labor costs as recently hired manufacturing operators replaced higher compensated engineers in performing many production activities.  Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins. As production levels increase, our fixed overhead costs, including labor, will be allocated to a greater number of drones which will drive our per-drone production costs lower and increase gross margins.

Operating Expenses

Operations expenses totaled $707,903 during the 2023 period compared to $886,303 during the 2022 period, resulting in a decrease of $178,400, or 20%. This decrease is primarily due to lower payroll costs, controlled spending on manufacturing supplies, and lower office expenses related to fewer new hires in the 2023 period.

Research and development expenses totaled $1,138,127 during the three months ended July 31, 2023 compared to $449,964 during the three months ended July 31, 2022, representing an increase of $688,163, or more than 100% Payroll expense totaled $699,385 in the 2023 period compared to $316,223 in the 2022 period. This increase of $383,162, or more than 100%, primarily related to increased efforts in developing new products and represented 58% of the total increase in research and development costs. Higher professional services fees and increased office costs represented 22% and 16% of the increase, respectively.

Sales and marketing costs totaled $986,908 during the 2023 period compared to $406,953 during the 2022 period, representing an increase of $579,955 or more than 100%. Headcount for sales, customer service, and marketing totaled 11 at the end of the 2023 period compared to 5 at the end of the 2022 period, resulting in total payroll expense of $428,464 in the 2023 period compared to $187,732 in the 2022 period. This increase of $240,732, or more than 100%, represented 42% of the total increase in sales and marketing costs. Higher office and travel-related expenses represented 32% and 19% of the increase, respectively.

General and administrative expenses totaled $1,443,156 during the three months ended July 31, 2023 compared to $1,062,404 during the three months ended July 31, 2022, representing an increase of $380,752 or 36%. Higher costs at the corporate level represented 57% of the increase. Corporate includes executive compensation and other administrative costs associated with operating a publicly traded company including departments such as finance, human resources, and administration. Other significant costs include professional services fees (legal, audit, and board compensation), Nasdaq listing fees and filing costs, and corporate insurance. Specific increases in costs included payroll which totaled $534,764 in the 2023 period compared to $353,135 in the 2022 period resulting in an increase of $181,629 or 48% of the total increase in general and administrative expenses. Legal and lobbying services costs totaled $281,587 in the 2023 period compared to $89,739, representing an increase of $191,848, or 50% of the total increase.

During the three months ended July 31, 2023, we incurred stock-based compensation costs of $911,606 compared to $755,471 in the 2022 period, resulting in an increase of $156,135 or 21%. Since the 2022 period, the Company issued 3,900,542 additional options and 298,643 additional RSUs which resulted in incremental stock-based compensation costs of $442,639 and $93,749, respectively. This increase was partially offset by an RSU award that fully vested since the 2022 period, resulting in decremental stock-based compensation expense of $336,252.

Other (Income) Expense

Other expense totaled $554,740 during the 2023 period compared to $113,227 during the 2022 period, representing an increase of $441,513 or greater than 100%. This increase in other expense was primarily related to higher depreciation and amortization expense which totaled $101,001 and $217,368, respectively, during the 2023 period compared to $28,272 and $56,160, respectively during the 2022 period resulting in an increase of $72,729 and $161,208, respectively, collectively representing 53% of the total increase in other expense. Higher depreciation expense related to approximately $2 million in capital expenditures since the 2022 period, primarily related to the construction of the new manufacturing facility in Salt Lake City, Utah. Higher amortization expense related to amortization of intangible assets acquired through acquisitions, especially Teal.

Investment income totaled $130,296 during the three months ended July 31, 2022 compared to an investment loss of $239,490 during the three months ended July 31, 2023. During the 2023 period, the Company sold certain investment grade securities in order to fund operations. The fair value of these securities had been adversely impacted by the sharp increase in interest rates since the securities were acquired. Changes in the fair value of the derivative liability resulted in an expense of $92,922 during the 2022 period compared to income of $26,520 during the 2023 period, representing a net beneficial difference of $119,442.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $5,567,775 for the three months ended July 31, 2023, compared to $3,592,202 for the three months ended July 31, 2022, resulting in an increase of $1,975,573 or 55%. Total operating expenses totaled $5,187,700, or 93% of net loss from continuing operations. Higher operating expenses represented 82% of the total increase in the net loss and were driven by an increase in headcount from 63 at the end of the 2022 period to 74 at the end of the 2023 period which was an increase of 17%. Other expenses totaled $554,740 during the three months ended July 31, 2023, compared to $113,227 for the three months ended July 31, 2022, representing an increase of $441,513, or more than 100%. The increase in other expenses represented 22% of the total increase in the net loss and were driven by a $369,786 decrease in investment income as the Company was forced to sell certain investment grade securities at a loss which were adversely impacted by a sharp increase in interest rates.

Results of Discontinued Operations

Revenue from discontinued operations totaled $1,869,219 for the three months ended July 31, 2023, compared to $1,942,720 for the three months ended July 31, 2022, representing a decrease of $73,501 or 4%. During the 2023 period, Rotor Riot generated revenues totaling $1,243,907 compared to $888,419 during the 2022 period, representing an increase of $355,488 or 40%. During the 2023 period, Rotor Riot’s higher revenues were generated by a significant increase in digital marketing spending. During the 2023 period, Fat Shark generated revenues totaling $625,312 compared to $1,054,301 during the 2022 period, representing a decrease of $428,989 or 41%. Lower revenues for the 2023 period related to its newest product, the Dominator, which was launched at the beginning of Fiscal 2023, and while it generated strong initial sales in the first quarter, sales declined significantly since the 2022 period.

Gross margin from discontinued operations totaled $484,103 during the 2023 period compared to $275,507 during the 2022 period representing an increase of $208,596, or 76%. On a percentage basis, gross margin from discontinued operations was 26% during the 2023 period compared to 14% during the 2022 period. The percentage basis increase in gross margin in the 2023 period primarily related to successful efforts to reduce tariff expenses for Rotor Riot’s inventory purchases.

Operating expenses totaled $703.939 during the 2023 period compared to $495.028 during the 2022 period, resulting in an increase of $208,911, or 42%. This increase is primarily due to increased advertising expenses in the 2023 period.

Net loss from discontinued operations totaled $242,573 for the three months ended July 31, 2023, compared to $219,397 for the three months ended July 31, 2022, representing an increase of $23,176, or 11%.

Cash Flows

Operating Activities

Net cash used in operating activities was $6,926,069 during the three months ended July 31, 2023, compared to net cash used in operating activities of $3,814,762 during the three months ended July 31, 2022, representing an increase of $3,111,307 or 82%. Net cash used in operations, net of non-cash expenses, totaled $4,071,684 during the three months ended July 31, 2023, compared to $2,648,702 during the three months ended July 31, 2022, resulting in an increase of $1,422,982, or 54%. The higher use of cash primarily related to the expansion of the Teal Drones operations since its acquisition in August 2021. Headcount at Teal increased from 47 at the end of the 2022 period to 60 at the end of the 2023 period which was an increase of 28%. Net cash used related to changes in operating assets and liabilities totaled $2,854,385 during the three months ended July 31, 2023, compared to $1,166,060 during the three months ended July 31, 2022, representing an increase of $1,688,325 or more than 100%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases and vendor payments. Net payments related to inventory, including deposits, totaled $1,804,886 in the 2023 period compared to $227,516 in the 2022 period, representing an increase of $1,577,370, or more than 100%. This increase represented 93% of the total increase in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $4,883,345 during the three months ended July 31, 2023, compared to net cash provided by investing activities of $7,659,707 during the three months ended July 31, 2022 resulting in a decrease of $2,776,362 or 36%. During the 2023 period, proceeds of $4,888,399 from the sale of marketable securities were used to fund operations. During the 2022 period, proceeds from the sale of marketable securities, net of purchases of marketable securities, totaled $8,204,649. During the 2023 period, the Company was spending the proceeds from the 2022 period stock offerings to support operations for the full year, whereas in the 2022 period the proceeds from the stock offerings were invested in marketable securities and also used to support operations for the second half of the 2022 period.

Financing Activities

Net cash used in financing activities totaled $146,509 during the three months ended July 31, 2023, compared to net cash used in financing activities of $685,281 during the three months ended July 31, 2022. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2023 period, the Company made payments of $8,520 related to payroll taxes on equity awards compared to payments of $469,631 during the 2022 period, resulting in a decrease of $461,111. This decrease represented 86% of the total decrease. The lower payments related to lower equity award vesting in the 2023 period compared to the 2022 period.

Liquidity and Capital Resources

At July 31, 2023, the Company reported current assets totaling $26,523,312, current liabilities totaling $3,577,912 and net working capital of $22,945,400. Cash and marketable securities totaled $8,875,169 at July 31, 2023. Inventory related balances, including pre-paid inventory, totaled $15,508,659. We continue to maintain higher-than-normal inventory balances related to the global supply chain issues, including chip shortages, which continue to impact the timing of our purchase decisions.

Going Concern

The Company has never been profitable, and its net losses have been increasing related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the three months ended July 31, 2023, the Company incurred net losses of $5,567,775 from continuing operations and $242,573 from discontinued operations and used cash in operating activities of $6,926,069 from continuing operations and $356,109 from discontinued operations. As of July 31, 2023, the Company has working capital of $22,945,400. While the Company has historically been successful in raising capital to meet its working capital requirements, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of July 31, 2023.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2023.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required by this Item. Our most recent risk factor disclosures may be reviewed in our Annual Report on Form 10-K for the year ended April 30, 2023, as filed with the SEC on July 27, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit	Description
10.1	First Amendment to Executive Employment Agreement with Jeffrey Thompson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2023)
10.2	First Amendment to Executive Employment Agreement with Allan Evans (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2023)
10.3	Amendment No. 2 to Share Purchase Agreement Amendment dated March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2023)
10.5*	Addendum to Executive Employment Agreement with Joseph Hernon
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 19, 2023	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: September 19, 2023	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

