Form 10-Q
period 2023-10-31
Red Cat Holdings, Inc.
filed 2023-12-15
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023

or

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

As of December 12, 2023, there were 74,162,655 shares of the registrant's common stock outstanding.

Red Cat Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended October 31, 2023

 RED CAT HOLDINGS

Consolidated Balance Sheets

(Unaudited)

	October 31,	April 30,
	2023	2023
ASSETS
Current assets
Cash	$1,408,977	$3,173,649
Marketable securities	2,615,289	12,814,038
Accounts receivable, net	2,989,054	719,862
Inventory	9,255,698	8,920,573
Other	2,839,892	1,263,735
Current assets of discontinued operations	4,153,762	5,283,155
Total current assets	23,262,672	32,175,012

Goodwill	17,012,832	17,012,832
Intangible assets, net	6,888,269	7,323,004
Property and equipment, net	2,567,787	2,650,358
Other	303,180	303,180
Operating lease right-of-use assets	485,771	620,307
Long-term assets of discontinued operations	86,133	108,397
Total long-term assets	27,343,972	28,018,078

TOTAL ASSETS	$50,606,644	$60,193,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,618,351	$1,392,550
Accrued expenses	643,224	409,439
Debt obligations - short term	953,819	922,138
Customer deposits	61,805	155,986
Operating lease liabilities	304,226	281,797
Warrant derivative liability	399,203	588,205
Current liabilities of discontinued operations	424,637	1,010,501
Total current liabilities	4,405,265	4,760,616

Operating lease liabilities	221,386	379,466
Debt obligations - long term	90,762	401,569
Long-term liabilities of discontinued operations	14,356	41,814
Total long-term liabilities	326,504	822,849
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 4,676 and 986,676	47	9,867
Common stock - shares authorized 500,000,000; outstanding 55,649,896 and 54,568,065	55,649	54,568
Additional paid-in capital	112,102,691	109,993,100
Accumulated deficit	(66,078,469)	(54,586,793)
Accumulated other comprehensive loss	(205,043)	(861,117)
Total stockholders' equity	45,874,875	54,609,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,606,644	$60,193,090

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements Of Operations

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022
Revenues	$3,930,868	$747,612	$5,678,997	$1,874,163

Cost of goods sold	2,730,286	623,761	4,303,750	1,668,192

Gross Margin	1,200,582	123,851	1,375,247	205,971

Operating Expenses
Operations	440,445	1,581,818	1,148,348	2,468,121
Research and development	1,987,890	1,266,956	3,126,017	1,716,920
Sales and marketing	675,490	563,756	1,662,398	970,709
General and administrative	1,460,073	1,815,314	2,903,229	2,877,718
Stock based compensation	1,196,325	1,246,796	2,107,931	2,002,267
Total operating expenses	5,760,223	6,474,640	10,947,923	10,035,735
Operating loss	(4,559,641)	(6,350,789)	(9,572,676)	(9,829,764)

Other (income) expense
Change in fair value of derivative liability	(162,482)	(686,744)	(189,002)	(593,822)
Investment loss (income), net	333,867	(92,711)	573,357	(192,134)
Interest expense	19,696	32,485	41,553	68,172
Other, net	331,095	227,163	651,008	311,204
Other (income) expense	522,176	(519,807)	1,076,916	(406,580)

Net loss from continuing operations	(5,081,817)	(5,830,982)	(10,649,592)	(9,423,184)

Loss from discontinued operations	(599,511)	(413,495)	(842,084)	(632,892)
Net loss	$(5,681,328)	$(6,244,477)	$(11,491,676)	$(10,056,076)

Loss per share - basic and diluted
Continuing operations	$(0.09)	$(0.11)	$(0.19)	$(0.18)
Discontinued operations	(0.01)	(0.01)	(0.02)	(0.01)
Loss per share - basic and diluted	$(0.10)	$(0.12)	$(0.21)	$(0.19)

Weighted average shares outstanding - basic and diluted	55,606,336	54,078,111	55,270,838	53,928,133

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Stockholders’ Equity

For the three and six months ended October 31, 2023 and October 31, 2022

(Unaudited)

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2022	986,676	$9,867	53,748,735	$53,749	$106,821,384	$(27,499,056)	$(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	755,471	—	—	755,471

Vesting of restricted stock units	—	—	69,707	69	(84,145)	—	—	(84,076)

Unrealized gain on marketable securities	—	—	—	—	—	—	133,582	133,582

Currency translation adjustments	—	—	—	—	—	—	352	352

Net loss	—	—	—	—	—	(3,811,599)	—	(3,811,599)

Balances, July 31, 2022	986,676	$9,867	53,818,442	$53,818	$107,492,710	$(31,310,655)	$(1,336,338)	$74,909,402

Stock based compensation	—	—	—	—	1,246,796	—	—	1,246,796

Vesting of restricted stock units	—	—	411,097	411	(332,794)	—	—	(332,383)

Unrealized loss on marketable securities	—	—	—	—	—	—	(350,811)	(350,811)

Currency translation adjustments	—	—	—	—	—	—	(1,256)	(1,256)

Net loss	—	—	—	—	—	(6,244,477)	—	(6,244,477)

Balances, October 31, 2022	986,676	$9,867	54,229,539	$54,229	$108,406,712	$(37,555,132)	$(1,688,405)	$69,227,271

Balances, April 30, 2023	986,676	$9,867	54,568,065	$54,568	$109,993,100	$(54,586,793)	$(861,117)	$54,609,625

Stock based compensation	—	—	—	—	911,606	—	—	911,606

Vesting of restricted stock units	—	—	155,476	155	(8,675)	—	—	(8,520)

Conversion of preferred stock	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	289,389	289,389

Currency translation adjustments	—	—	—	—	—	—	1,646	1,646

Net loss	—	—	—	—	—	(5,810,348)	—	(5,810,348)

Balances, July 31, 2023	4,676	$47	55,541,875	$55,541	$110,905,033	$(60,397,141)	$(570,082)	$49,993,398

Stock based compensation	—	—	—	—	1,196,325	—	—	1,196,325

Vesting of restricted stock units	—	—	54,786	55	(7,826)	—	—	(7,771)

Issuance of common stock through ATM facility, net	—	—	53,235	53	9,159	—	—	9,212

Unrealized gain on marketable securities	—	—	—	—	—	—	363,663	363,663

Currency translation adjustments	—	—	—	—	—	—	1,376	1,376

Net loss	—	—	—	—	—	(5,681,328)	—	(5,681,328)

Balances, October 31, 2023	4,676	$47	55,649,896	$55,649	$112,102,691	$(66,078,469)	$(205,043)	$45,874,875

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended October 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(11,491,676)	$(10,056,076)
Net loss from discontinued operations	(842,084)	(632,892)
Net loss from continuing operations	(10,649,592)	(9,423,184)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation - options	1,606,305	890,711
Stock awards - restricted units	501,626	1,111,556
Amortization of intangible assets	434,735	219,790
Realized loss from sale of marketable securities	646,300	28,416
Depreciation	222,431	91,804
Change in fair value of derivative	(189,002)	(593,822)
Changes in operating assets and liabilities
Accounts receivable	(2,269,192)	(443,563)
Inventory	(335,125)	(1,119,484)
Other	(1,576,157)	(87,846)
Operating lease right-of-use assets and liabilities	(1,115)	24,519
Customer deposits	(94,181)	(248,016)
Accounts payable	225,801	355,651
Accrued expenses	236,807	(334,004)
Net cash used in operating activities of continuing operations	(11,240,359)	(9,527,472)

Cash Flows from Investing Activities
Purchases of property and equipment	(139,860)	(1,280,935)
Proceeds from sale of marketable securities	10,205,501	13,241,836
Net cash provided by investing activities of continuing operations	10,065,641	11,960,901

Cash Flows from Financing Activities
Proceeds from related party obligations	—	13,404
Payments under related party obligations	—	(40,057)
Payments under debt obligations	(279,126)	(340,766)
Payments of taxes related to equity transactions	(16,292)	(561,407)
Proceeds from issuance of common stock through ATM facility, net	9,212	—
Net cash used in financing activities of continuing operations	(286,206)	(928,826)

Discontinued operations
Operating activities	(550,120)	(4,006,667)
Investing activities	—	—
Financing activities	166,026	—
Net cash used in discontinued operations	(384,094)	(4,006,667)

Net decrease in Cash	(1,845,018)	(2,502,064)
Cash, beginning of period	3,260,305	4,084,815
Cash, end of period	1,415,287	1,582,751
Less: Cash of discontinued operations	(6,310)	(90,810)
Cash of continuing operations, end of period	1,408,977	1,491,941

Cash paid for interest	42,031	62,862
Cash paid for income taxes	—	—

Non-cash transactions
Unrealized gain (loss) on marketable securities	$653,052	$(217,229)
Conversion of preferred stock into common stock	$9,820	$—
Shares withheld as payment of note receivable	$—	$18,449
Taxes related to net share settlement of equity awards	$—	$9,448

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

Note 1 – The Business

Red Cat Holdings (“Red Cat” or the “Company”) was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (FPV) drones and equipment, primarily to consumers. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark Holdings, a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is either denied or not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal Drones, a leader in commercial and government UAV (Unmanned Aerial Vehicles) technology. The purchase price was $10,011,279.

Following the Teal acquisition in August 2021, we concentrate on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments to focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's to commercial enterprises, and the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term attention on the military and other government agencies. Skypersonic's technology has been redirected to military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, caters to hobbyists, drone racers, and enthusiasts.  The reportable segments were established based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 21 - Segment Reporting”.

In November 2022, we entered into an agreement to sell our Consumer segment to Unusual Machines, Inc. (or “Unusual Machines” or “UM”). The unadjusted sale price is $20 million, including $3 million in cash, at closing, and $17 million in securities of Unusual Machines plus a post-closing adjustment for excess working capital. The agreement reflects the Company's decision to focus its efforts and capital and defense where it believes that there are more opportunities to create long term shareholder value. The closing of the transaction is contingent upon Unusual Machines completing (i) an initial public offering that raises sufficient capital to close the transaction, and (ii) a listing on a public stock exchange such as the NYSE or Nasdaq.

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

Cash and Cash Equivalents – At October 31, 2023, we had cash of $1,408,977 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $20,572 and $151,671 as of October 31, 2023 and April 30, 2023, respectively, and was included in other current assets. We did not write off any accrued interest income during the six months ended October 31, 2023 and 2022.

Accounts Receivable, net – Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts. The Company's estimate of the allowance for doubtful accounts is based on a multitude of factors, including historical bad debt levels for its customer base, experience with a specific customer, the economic environment, and other factors. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected.

Inventories – Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials and direct labor, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices and recent customer demand, as well as evaluating for excess quantities and obsolescence.

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

Leases – Accounting Standards Codification (ASC) 842 requires the recognition of assets and liabilities associated with lease agreements. The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company's leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its last debt financing. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

The Company's financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of these instruments approximates fair value due to their short-term nature.

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

Derivative Liabilities

The Company has issued financial instruments which include embedded features subject to derivative accounting.  Specifically, there are warrants outstanding, issued in connection with a convertible debt financing, which include provisions under which the exercise price is equal to the lesser of (i) $1.50 or (ii) the exercise or conversion price of securities issued in a future, qualified offering.  Embedded derivatives are valued separately from the host instrument and are recognized as liabilities on the Company's balance sheet.  The warrants are valued using a multinomial lattice method that values the derivative liability based on a probability weighted discounted cash flow model. The liability is valued at each reporting date and the change in liability is reflected as a change in derivative liability in the statement of operations.

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component, specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $61,805 and $155,986 at October 31, 2023 and April 30, 2023, respectively.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the six months ended October 31, 2023, comprehensive loss was $656,074 lower than net loss, primarily related to unrealized gains on available-for-sale securities totaling $653,052, and foreign currency translation adjustments of $3,022. During the six months ended October 31, 2022, comprehensive loss was $218,133 higher than net loss, primarily related to unrealized losses on available-for-sale securities totaling $217,229, and foreign currency translation adjustments of $904.

Stock-Based Compensation – Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. The fair value of restricted stock is based on our stock price on the date of grant. Compensation cost is recognized on a straight-line basis over the service period which is the vesting term.

Basic and Diluted Net Loss per Share – Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The conversion or exercise of these common stock equivalents would dilute earnings per share if we become profitable in the future. Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include:

	October 31, 2023	April 30, 2023
Series B Preferred Stock, as converted	3,896	822,230
Stock options	6,861,517	4,784,809
Warrants	1,539,999	1,539,999
Restricted stock	779,850	781,060
Total	9,185,262	7,928,098

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors. Related Party transactions are disclosed in Note 20.

Segment Reporting

Since January 2020, we have acquired four separate businesses operating in various aspects of the drone industry. Following the Teal acquisition in August 2021, we focused on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments to focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's to commercial enterprises, and the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term attention on the military and other government agencies. Skypersonic's technology has been redirected to military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, caters to hobbyists, drone racers, and enthusiasts.  The reportable segments were established based on how our CODM manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 21 - Segment Reporting”.

Liquidity and Going Concern – The Company has never been profitable and its net losses have been increasing related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the six months ended October 31, 2023, the Company incurred a net loss from continuing operations of $10,649,592 and used cash in operating activities of continuing operations of $11,240,359. As of October 31, 2023, working capital for continuing operations totaled $15,128,282. These financial results and our financial position at October 31, 2023 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. On December 11, 2023, we closed an offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000 as further described in Note 24. In addition, the Company’s operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. The Company’s new manufacturing facility is scaling production and gross margins are projected to increase. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations,  for twelve months from the date these consolidated financial statements are issued. See “Note 24 – Subsequent Events”.

Note 3 – Discontinued Operations – Sale of Consumer Segment

In November 2022, the Company agreed to the sale of its Consumer segment consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”). The closing of the transaction is subject to the successful initial public offering by the buyer, Unusual Machines, Inc. The Company has concluded that the transaction is presently likely to close within the next twelve months. Accordingly, the Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. See Note 22 for additional information regarding the transaction. Set forth below are the results of operations for the Consumer segment for:

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022
Revenues	$1,056,932	$782,850	$2,926,151	$2,725,570

Cost of goods sold	1,154,200	673,046	2,539,316	2,340,259

Gross Margin	(97,268)	109,804	386,835	385,311

Operating Expenses
Operations	173,825	171,055	383,805	332,838
Research and development	31,054	87,958	77,303	170,764
Sales and marketing	287,413	168,013	691,517	363,291
General and administrative	9,982	104,323	53,588	159,484
Total operating expenses	502,274	531,349	1,206,213	1,026,377
Operating loss	(599,542)	(421,545)	(819,378)	(641,066)

Other (income) expense
Interest expense	—	—	22,856	—
Other, net	(31)	(8,050)	(150)	(8,174)
Other (income) expense	(31)	(8,050)	22,706	(8,174)

Net loss from discontinued operations	$(599,511)	$(413,495)	$(842,084)	$(632,892)

Assets and liabilities for the Consumer segment included:

	October 31, 2023	April 30, 2023
Current assets
Cash	$6,310	$86,656
Accounts receivable, net	44,431	61,107
Inventory	2,599,022	3,065,954
Other	1,503,999	2,069,438
Total current assets	4,153,762	5,283,155

Intangible assets, net	20,000	20,000
Other	3,853	3,853
Operating lease right-of-use assets	62,280	84,544
Total long term assets	86,133	108,397

Current liabilities
Accounts payable	$64,777	$606,872
Accrued expenses	96,838	109,480
Debt obligations - short term	166,026	—
Customer deposits	43,936	244,688
Operating lease liabilities	53,060	49,461
Total current liabilities	424,637	1,010,501

Long term liabilities - Operating lease liabilities	14,356	41,814

Working capital	$3,729,125	$4,272,654

Note 4 – Marketable Securities

Marketable securities consisted solely of corporate bonds at October 31, 2023 and were classified at Level 2 in the Fair Value Hierarchy. Fair value, cost basis, and unrealized losses totaled $2,615,289, $2,826,402, and $211,113 at October 31, 2023, respectively. Contractual maturities of one to three years totaled $2,615,289.

Note 5 – Inventories

Inventories consisted of the following:

	October 31, 2023	April 30, 2023
Raw materials	$7,804,167	$8,132,196
Work-in-process	1,327,888	509,381
Finished goods	123,643	278,996
Total	$9,255,698	$8,920,573

Note 6 – Other Current Assets

Other current assets included:

	October 31, 2023	April 30, 2023
Prepaid inventory	$1,616,111	$359,500
Prepaid expenses	1,203,209	752,564
Accrued interest income	20,572	151,671
Total	$2,839,892	$1,263,735

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

Note 8 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	October 31, 2023			April 30, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,967,000	$(1,259,673)	$3,707,327	$4,967,000	$(841,223)	$4,125,777
Non-compete agreements	81,000	(70,167)	10,833	81,000	(56,667)	24,333
Customer relationships	39,000	(20,891)	18,109	39,000	(18,106)	20,894
Total finite-lived assets	5,087,000	(1,350,731)	3,736,269	5,087,000	(915,996)	4,171,004
Brand name	3,152,000	—	3,152,000	3,152,000	—	3,152,000
Total indefinite-lived assets	3,152,000	—	3,152,000	3,152,000	—	3,152,000
Total intangible assets, net	$8,239,000	$(1,350,731)	$6,888,269	$8,239,000	$(915,996)	$7,323,004

Proprietary technology and non-compete agreements are being amortized over five to six years and three years, respectively. Customer relationships are being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of October 31, 2023, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2024	$432,070
2025	842,471
2026	815,271
2027	786,679
2028	644,833
Thereafter	214,945
Total	$3,736,269

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
April 2023 - Impairment loss	Skypersonic	(2,826,918)
Balance at April 30, 2023 and October 31, 2023		$17,012,832

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

Note 9 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	October 31, 2023	April 30, 2023
Equipment and related	$1,426,424	$1,386,373
Leasehold improvements	1,548,609	1,473,890
Furniture and fixtures	157,842	132,752
Accumulated depreciation	(565,088)	(342,657)
Net carrying value	$2,567,787	$2,650,358

Depreciation expense totaled $222,431 and $91,804 for the six months ended October 31, 2023 and 2022, respectively.

Note 10 – Other Long-Term Assets

Other long-term assets included:

	October 31, 2023	April 30, 2023
SAFE agreement	$250,000	$250,000
Security deposits	53,180	53,180
Total	$303,180	$303,180

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company plans to evaluate the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the six months ended October 31, 2023.

Note 11 – Operating Leases

As of October 31, 2023, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 3.58 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $170,505 for the six months ended October 31, 2023, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $3,300 for the six months ended October 31, 2023.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2024
San Juan, Puerto Rico	$5,647	June 2027
Troy, Michigan	$550	May 2022

Supplemental information related to operating leases for the six months ended October 31, 2023 was:

Operating cash paid to settle lease liabilities	$171,620
Weighted average remaining lease term (in years)	2.12
Weighted average discount rate	12%

Future lease payments at October 31, 2023 were as follows:

Fiscal Year Ended:
2024	174,542
2025	260,743
2026	76,619
2027	79,300
2028	6,627
Total	$597,831

Note 12 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at October 31, 2023 totaled $639,663.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $1,107 at October 31, 2023.

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

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at October 31, 2023 and April 30, 2023 totaled $47,442 and $66,586 respectively.

F.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

G.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at October 31, 2023 and April 30, 2023 totaled $7,476 and $11,412 respectively.

H.	Summary

Outstanding principal payments on debt obligations are due as follows:

Fiscal 2024	643,012
Fiscal 2025	401,569
Total	$1,044,581
Short term – through October 31, 2024	$953,819
Long term – thereafter	$90,762

Note 13 – Due to Related Party

BRIT, LLC

In January 2020, in connection with the acquisition of Rotor Riot, the Company assumed a line of credit obligation of the seller, BRIT, LLC, totaling $47,853 which bore interest at 6.67% annually. The remaining balance of $37,196 plus accrued interest totaling $292 was paid in October 2022.

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

At October 31, 2023 and April 30, 2023, we had accumulated deficits of approximately $66,100,000 and $54,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $12,229,000 and $10,101,000, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at October 31, 2023 and April 30, 2023.

Note 15 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2022 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock to employees, net of shares withheld of 273,874 to pay taxes and 9,000 to repay a Note	653,308
Vesting of restricted stock to Board of Directors	116,507
Vesting of restricted stock to consultants	9,683
Shares issued for services	39,832
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 18,935 to pay taxes	94,971
Vesting of restricted stock to Board of Directors	113,530
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Issuance of common stock through ATM facilities	53,235
Shares outstanding as of October 31, 2023	55,649,896

ATM Facility

In August 2023, we entered into a sales agreement (“the 2023 ATM Facility”) with ThinkEquity LLC (“ThinkEquity”), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $17 million through ThinkEquity, as our sales agent. The issuance and sale of these shares by us pursuant to the 2023 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. We pay a commission of up to 2.5% of gross sales proceeds of any common stock sold under the 2023 ATM Facility.

During the six months ended October 31, 2023, we sold an aggregate of 53,235 shares of common stock under the 2023 ATM Facility, at an average price of $1.07 per share, for gross proceeds of approximately $57,000 and net proceeds of approximately $55,700, after deducting commissions and other offering expenses payable by us. Additionally, the Company incurred legal fees of approximately $46,000 establishing the 2023 ATM Facility. As of October 31, 2023, approximately $16,943,000 of common stock remained available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the sales agreement.

Subsequent to the quarter ended October 31, 2023, in December 2023, the terms of the 2023 ATM Facility were amended to change the aggregate offering price to up to $4,375,000.

Note 16 – Preferred Stock

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at October 31, 2023 totaled 4,676 which are convertible into 3,896 shares of common stock.

Note 17 – Warrants

The Company issued 5 year warrants to investors in connection with two convertible note financings. The warrants have an initial exercise price of $1.50 which may be reduced to a 25% discount of the price per share of Common Stock offered in a future qualified offering. The warrants were valued using the multinominal lattice model and are considered derivative liabilities under ASC 815-40. The value of the warrants was included in the determination of the initial accounting for each financing including the calculation of the derivative liability and related expense.

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at October 31, 2023
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$125,613
January 2021	675,000	$2,870,666	540,000	$273,590

To date, we have received $301,248 related to the exercise of 268,332 warrants.  These exercises eliminated the derivative liability in these warrants, resulting in a decrease of $857,446 in the derivative liability with a corresponding increase in additional paid in capital.

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

There have been no issuances or exercises of warrants since April 30, 2022.  The key attributes of the 1,539,999 warrants outstanding, which have a weighted average exercise price of $3.38, are as follows:

	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
April 30, 2022	3.89	$427,533
April 30, 2023	2.89	$—
October 31, 2023	2.38	$—

Note 18 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 11,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the six months ended October 31 was:

21

	2023	2022
Exercise Price	$0.95 – 1.12	$2.38
Stock price on date of grant	0.95 – 1.12	2.38
Risk-free interest rate	3.47 – 4.34%	3.34%
Dividend yield	—	—
Expected term (years)	6.00 – 8.25	8.25
Volatility	242.38 – 260.22%	260.06%

A summary of options activity under the Plan since April 30, 2022 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2022	3,694,142	$2.17	8.56	1,407,545
Granted	1,503,500	1.40
Exercised	—	—
Forfeited or expired	(412,833)	2.67
Outstanding as of April 30, 2023	4,784,809	1.88	8.72	74,586
Granted	2,541,042	1.01
Exercised	—	—
Forfeited or expired	(464,334)	2.43
Outstanding as of October 31, 2023	6,861,517	1.52	8.54	57,374
Exercisable as of October 31, 2023	3,261,527	$1.91	6.96	$57,374

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of October 31, 2023 and October 31, 2022, there was $2,712,605 and $3,277,073 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 2.12 and 1.24 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2022 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2022	1,083,675	$2.59
Granted	780,884	2.14
Vested	(1,062,372)	2.42
Forfeited	(21,127)	2.13
Unvested and outstanding as of April 30, 2023	781,060	2.44
Granted	298,643	1.06
Vested	(229,197)	1.92
Forfeited	(70,656)	1.25
Unvested and outstanding as of October 31, 2023	779,850	$2.11

C.	Stock Compensation

Stock compensation expense by functional operating expense was:

	Three months ended October 31,		Six months ended October 31,
	2023	2022	2023	2022
Operations	$238,522	$225,879	$429,621	$384,310
Research and development	147,629	209,497	275,046	354,295
Sales and marketing	208,903	162,269	374,212	269,343
General and administrative	601,271	649,151	1,029,052	994,319
Total	$1,196,325	$1,246,796	$2,107,931	$2,002,267

Stock compensation expense pertaining to options totaled $1,606,305 and $890,711 for the six months ended October 31, 2023 and 2022, respectively. Stock compensation expense pertaining to restricted stock units totaled $501,626 and $1,111,556 for the six months ended October 31, 2023 and 2022, respectively.

Note 19 – Derivatives

The Company has completed financings which included notes and warrants containing embedded features subject to derivative accounting. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of October 31, 2023 and April 30, 2023 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	October 31, 2023	April 30, 2023
Risk-free interest rate	4.88 – 5.54%	2.83 – 4.51%
Expected dividend yield	—	—
Expected term (in years)	1.92 – 2.50	2.42 – 3.50
Expected volatility	80.69 – 107.90%	138.49 – 235.23%

As of October 31, 2023, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the six months ended October 31, 2023 and the year ended April 30, 2023 were as follows:

	October 31, 2023	April 30, 2023
Balance, beginning of period	$588,205	$1,607,497
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	—
Changes in fair value	(189,002)	(1,019,292)
Balance, end of period	$399,203	$588,205

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

Additional related party transactions are disclosed in Note 13 and Note 22.

Note 21 - Segment Reporting

The following table sets forth key operating data and asset categories which are reviewed by our CODM in evaluating the operating performance of each segment:

	For the six months ended October 31, 2023
	Enterprise	Consumer	Corporate	Total
Revenues	$5,678,997	$2,926,151	$—	$8,605,148
Cost of goods sold	4,303,750	2,539,316	—	6,843,066
Gross margin	1,375,247	386,835	—	1,762,082

Operating expenses	6,494,296	1,206,213	4,453,627	12,154,136
Operating loss	(5,119,049)	(819,378)	(4,453,627)	(10,392,054)

Other expenses, net	257,824	22,706	819,092	1,099,622
Net loss	$(5,376,873)	$(842,084)	(5,272,719)	$(11,491,676)

	For the six months ended October 31, 2022
	Enterprise	Consumer	Corporate	Total
Revenues	$1,874,163	$2,725,570	$—	$4,599,733
Cost of goods sold	1,668,192	2,340,259	—	4,008,451
Gross margin	205,971	385,311	—	591,282

Operating expenses	5,276,977	1,026,377	4,758,758	11,062,112
Operating loss	(5,071,006)	(641,066)	(4,758,758)	(10,470,830)

Other expenses, net	159,244	(8,174)	(565,824)	(414,754)
Net loss	$(5,230,250)	$(632,892)	$(4,192,934)	$(10,056,076)

	As of October 31, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$2,989,054	$44,431	$—	$3,033,485
Inventory, net	9,255,698	2,599,022	—	11,854,720
Inventory deposits	$1,616,111	$1,503,999	$—	$3,120,110

	As of April 30, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$719,862	$61,107	$—	$780,969
Inventory, net	8,920,573	3,065,954	—	11,986,527
Inventory deposits	$359,500	$2,062,038	$—	$2,421,538

Note 22 - Sale of Consumer Segment

In November 2022, the Board of Directors approved a Stock Purchase Agreement (the "SPA") between the Company, Unusual Machines and Jeffrey Thompson, the founder and Chief Executive Officer of the Company, related to the sale of the Company’s Consumer segment consisting of Rotor Riot, (“RR”), and Fat Shark Holdings (“FS”), to UM. In March 2023, shareholders approved the sale. Mr. Thompson is a significant shareholder in Unusual Machines.

The final, amended purchase price of $20 million includes $1 million in cash, payable at closing, a $2 million secured promissory note, with the remaining $17 million consisting of shares of common stock of Unusual Machines. The purchase price will be adjusted for working capital on the closing date (increased for positive working capital and decreased for negative working capital). The Company estimates that working capital at closing will range between $3.0 to $4.5 million. The number of shares of UM’s common stock (the “Unusual Common Stock”) to be issued will be based on the initial public offering price for the Unusual Common Stock. All of the Unusual Common Stock will be subject to a lock-up of 180 days and be eligible for registration. The closing of the SPA is subject to the successful completion of an initial public offering (the “IPO”) by UM in the minimum amount of $5 million, and the listing of UM’s common stock on a public stock exchange such as the NYSE or Nasdaq.  UM filed a registration statement on Form S-1 for an initial public offering of its Common Stock with the SEC.

Note 23 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of October 31, 2023.

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

Note 24 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure except as set forth below:

On December 11, 2023, the Company closed an offering of 18,400,000 shares of common stock which generated gross proceeds of $9,200,000 and net proceeds of approximately $8,400,000 million. In connection with the offering, the amount of shares issuable under the ATM Facility was reduced to $4,375,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties such as statements relating to our liquidity, and our plans for our business focusing on providing products, services and solutions to the drone industry. Any statements that are not historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company's Annual Report on Form 10-K filed with the SEC on July 27, 2023.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Quarterly Report on Form 10-Q except as required by federal securities law.

Recent Developments

Corporate developments during the two years ended October 31, 2023 include:

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

In August 2023, we entered into a sales agreement (“the 2023 ATM Facility”) with ThinkEquity LLC (“ThinkEquity”), which provides for the sale, in our sole discretion, of shares of our common stock having an aggregate offering price of up to $17 million through ThinkEquity, as our sales agent. The issuance and sale of these shares by us pursuant to the 2023 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the Securities Act), and are registered under the Securities Act. We pay a commission of up to 2.5% of gross sales proceeds of any common stock sold under the 2023 ATM Facility.

During the six months ended October 31, 2023, we sold an aggregate of 53,235 shares of common stock under the 2023 ATM Facility, at an average price of $1.07 per share, for gross proceeds of approximately $57,000 and net proceeds of approximately $55,700, after deducting commissions and other offering expenses payable by us.

On December 11, 2023, the Company closed an offering of 18,400,000 shares of common stock which generated gross proceeds of $9,200,000 and net proceeds of approximately $8,400,000 million. In connection with the offering, the amount of shares issuable under the ATM Facility was reduced to $4,375,000

Plan of Operations

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

Following the Teal acquisition, we focused on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise and Consumer segments in order to sharpen our focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's, primarily drones, to commercial enterprises and government agencies, including the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term focus on the military and other government agencies. Skypersonic's technology has been re-focused on military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, is focused on hobbyists and enthusiasts which are expected to increase as drones become more visible and useful in our daily lives.

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

Results of Operations - Continuing Operations

The analysis of the Company's results of continuing operations for the three and six months ended October 31, 2023 compared to the three and six months ended October 31, 2022 includes only the Company's Enterprise segment which includes Teal Drones and Skypersonic.  During Fiscal 2023, the operations of Skypersonic were consolidated into Teal.  The following discussion and analysis describes the operating results of Teal and Skypersonic on a consolidated basis with Teal representing more than 90% of the operating activities of the Enterprise segment.

Discussion and Analysis of the Three Months Ended October 31, 2023 compared to the Three Months Ended October 31, 2022

Revenues

Revenues totaled $3,930,868 during the three months ended October 31, 2023 (or the "2023 period") compared to $747,612 during the three months ended October 31, 2022 (or the "2022 period") representing an increase of $3,183,256, or more than four times. The increase primarily related to higher product sales related to the launch of the Teal 2 in April 2023. Product sales totaled $3,383,238 during the three months ended October 31, 2023 compared to $330,061 during the three months ended October 31, 2022 representing an increase of $3,053,177, or more than 9 times. The increase in product sales also partially related to increased contract revenues during the 2023 period. Contract revenues totaled $529,438 during the 2023 period compared to $243,306 during the 2022 period, representing an increase of $286,132, or more than 100%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Margin

Gross margin totaled $1,200,582 during the 2023 period compared to $123,851 during the 2022 period representing an increase of $1,076,731, or more than eight times. On a percentage basis, gross margin was 30.5% during the 2023 period compared to 16.6% during the 2022 period. The percentage basis increase in gross margin in the 2023 period was primarily related to contract revenue whose margins fluctuate from period to period as the labor required to meet the deliverables varies greatly. During the 2023 period, Teal’s gross margin % on product revenue was 24% compared to negative 22% during the 2022 period. The percentage basis increase in gross margin on product revenue in the 2023 period primarily related to lower relative labor costs as recently hired manufacturing operators replaced higher compensated engineers in performing many production activities. Additionally, lower manufacturing levels in the 2022 period resulted in higher relative overhead costs compared to the 2023 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins. As production levels increase, our fixed overhead costs, including labor, will be allocated to a greater number of drones which will drive our per-drone production costs lower and increase gross margins of product revenue.

Operating Expenses

Operations expenses totaled $440,445 during the 2023 period compared to $1,581,818 during the 2022 period, resulting in a decrease of $1,141,373, or 72%. This decrease is primarily due to lower payroll costs, controlled spending on manufacturing supplies, and lower office expenses related to fewer new hires in the 2023 period.

Research and development expenses totaled $1,987,890 during the three months ended October 31, 2023 compared to $1,266,956 during the three months ended October 31, 2022, representing an increase of $720,934, or 57%. Supplies and materials expense totaled $857,067 in the 2023 period compared to $310,394 in the 2022 period. This increase of $546,673, or more than 100%, primarily related to increased efforts in developing new products and represented 76% of the total increase in research and development costs. Additionally, higher payroll expenses represented 22% of the increase.

Sales and marketing costs totaled $675,490 during the 2023 period compared to $563,756 during the 2022 period, representing an increase of $111,734 or 20%. Headcount for sales, customer service, and marketing totaled 11 at the end of the 2023 period compared to 9 at the end of the 2022 period, resulting in total payroll expense of $381,268 in the 2023 period compared to $310,014 in the 2022 period. This increase of $71,254, or 23%, represented 64% of the total increase in sales and marketing costs. Higher advertising expenses represented 34% of the increase.

General and administrative expenses totaled $1,460,073 during the three months ended October 31, 2023 compared to $1,815,314 during the three months ended October 31, 2022, representing a decrease of $355,241 or 20%. Lower costs at the corporate level represented 78% of the decrease. Corporate level costs includes executive compensation and other administrative costs associated with operating a publicly traded company including departments such as finance, human resources, and administration. Other significant costs include professional services fees (legal, audit, and board compensation), Nasdaq listing fees and filing costs, and corporate insurance. Lobbying costs totaled $21,734 in the 2023 period compared to $139,553 in the 2022 period resulting in a decrease of $117,819 or 33% of the total decrease in general and administrative expenses.

During the three months ended October 31, 2023, we incurred stock-based compensation costs of $1,196,325 compared to $1,246,796 in the 2022 period, resulting in a decrease of $50,471 or 4%. Since the 2022 period, the Company issued 3,643,542 additional options and 348,643 additional RSUs which resulted in incremental stock-based compensation costs of $775,520 and $42,708, respectively. This increase was partially offset by an RSU award that fully vested since the 2022 period, resulting in decremental stock-based compensation expense of $168,125.

Other (Income) Expense

Other expense totaled $522,176 during the 2023 period compared to other income of $519,807 during the 2022 period, representing a decrease of $1,041,983 or greater than 100%. Investment loss totaled $333,867 during the three months ended October 31, 2023 compared to an investment loss of $92,711 during the three months ended October 31, 2022. During both the 2023 and the 2022 periods, the Company sold certain investment grade securities in order to fund operations. The fair value of these securities had been adversely impacted by the sharp increase in interest rates since the securities were acquired. Changes in the fair value of the derivative liability resulted in income of $162,482 during the 2023 period compared to income of $686,744 during the 2022 period, representing a net decremental difference of $524,262.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $5,081,817 for the three months ended October 31, 2023, compared to $5,830,982 for the three months ended October 31, 2022, resulting in a decrease of $749,165 or 13%. Total operating expenses totaled $5,760,223 for the three months ended October 31, 2023 compared to $6,474,640 for the three months ended October 31, 2022. Lower operating expenses represented 95% of the total decrease in the net loss and were driven by operating efficiencies as Teal Drones scales production.

Results of Discontinued Operations

Revenues from discontinued operations totaled $1,056,932 for the three months ended October 31, 2023, compared to $782,850 for the three months ended October 31, 2022, representing an increase of $274,082 or 35%. During the 2023 period, Rotor Riot generated revenues totaling $936,450 compared to $736,528 during the 2022 period, representing an increase of $199,922 or 27%. During the 2023 period, Rotor Riot’s higher revenues were generated by a significant increase in digital marketing spending. During the 2023 period, Fat Shark generated revenues totaling $120,482 compared to $46,322 during the 2022 period, representing an increase of $74,160 or more than 100%. Higher revenues in the 2023 period reflected re-orders from resellers which can occur infrequently and impact quarter to quarter comparisons.

Gross margin from discontinued operations totaled negative $97,268 during the 2023 period compared to positive $109,804 during the 2022 period representing a decrease of $207,072, or more than 100%. On a percentage basis, gross margin from discontinued operations was negative 9% during the 2023 period compared to 14% during the 2022 period. Gross margin for Rotor Riot was 24% for the 2023 period compared to 11% for the 2022 period. Gross margin for Fat Shark was negative 154% for the 2023 period compared to 6% for the 2022 period. A charge of $317,155 to write-off excess quantities of Dominator inventory based on sales volumes. This charge reduced gross margin from negative 7% to negative 154%. Fat Shark’s gross margin, exclusive of inventory write-offs, was negative during the 2023 period due to sales discounts for the Dominator whose sales volumes have steadily declined since its launch.

Operating expenses totaled $502,274 during the 2023 period compared to $531,349 during the 2022 period, resulting in a decrease of $29,075, or 5%. This decrease is primarily due to efforts to control spending.

Net loss from discontinued operations totaled $599,511 for the three months ended October 31, 2023, compared to $413,495 for the three months ended October 31, 2022, representing a decrease of $186,016, or 45%.

Discussion and Analysis of the Six Months Ended October 31, 2023 compared to the Six Months Ended October 31, 2022

Revenues

Revenues totaled $5,678,997 during the six months ended October 31, 2023 (or the "2023 period") compared to $1,874,163 during the six months ended October 31, 2022 (or the "2022 period") representing an increase of $3,804,834, or more than 100%. The increase related primarily to higher product sales related to the launch of the Teal 2 in April 2023. Product sales totaled $4,796,365 during the six months ended October 31, 2023 compared to $1,030,275 during the six months ended October 31, 2022 representing an increase of $3,766,090, or more than 3 times. The increase in product sales also partially related to higher contract revenues during the 2023 period.  Contract revenues totaled $840,318 during the 2023 period compared to $641,805 during the 2022 period, representing an increase of $198,514, or 31%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Margin

Gross margin totaled $1,375,247 during the 2023 period compared to $205,971 during the 2022 period representing an increase of $1,169,276, or more than five times. On a percentage basis, gross margin was 24.2% during the 2023 period compared to 10.9% during the 2022 period. The percentage basis increase in gross margin in the 2023 period was primarily related to contract revenue whose margins fluctuate from period to period as the labor required to meet the deliverables varies greatly. During the 2023 period, Teal’s gross margin percentage on product revenue was 19% compared to negative 9% during the 2022 period. The percentage basis increase in gross margin on product revenue in the 2023 period primarily related to lower relative labor costs as recently hired manufacturing operators replaced higher compensated engineers in performing many production activities. Additionally, lower manufacturing levels in the 2022 period resulted in higher relative overhead costs compared to the 2023 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins. As production levels increase, our fixed overhead costs, including labor, will be allocated to a greater number of drones which will drive our per-drone production costs lower and increase gross margins.

Operating Expenses

Operations expenses totaled $1,148,348 during the 2023 period compared to $2,468,121 during the 2022 period, resulting in a decrease of $1,319,773, or 53%. This decrease is primarily due to lower payroll costs, controlled spending on manufacturing supplies, and lower office expenses related to fewer new hires in the 2023 period.

Research and development expenses totaled $3,126,017 during the six months ended October 31, 2023 compared to $1,716,920 during the six months ended October 31, 2022, representing an increase of $1,409,097, or 82%. Supplies and materials expense totaled $1,019,364 in the 2023 period compared to $394,507 in the 2022 period. This increase of $624,857, or more than 100%, primarily related to increased efforts in developing new products and represented 44% of the total increase in research and development costs. Additionally, higher payroll expenses represented 38% of the increase.

Sales and marketing costs totaled $1,662,398 during the 2023 period compared to $970,709 during the 2022 period, representing an increase of $691,689 or 71%. Headcount for sales, customer service, and marketing totaled 11 at the end of the 2023 period compared to 9 at the end of the 2022 period, resulting in total payroll expense of $809,732 in the 2023 period compared to $524,467 in the 2022 period. This increase of $285,265, or more than 100%, represented 41% of the total increase in sales and marketing costs. Higher travel-related and office expenses represented 25% and 16% of the increase, respectively.

General and administrative expenses totaled $2,903,229 during the six months ended October 31, 2023 compared to $2,877,718 during the six months ended October 31, 2022, representing an increase of $25,511 or 1%.

During the six months ended October 31, 2023, we incurred stock-based compensation costs of $2,107,931 compared to $2,002,267 in the 2022 period, resulting in a decrease of $105,664 or 5%. Since the 2022 period, the Company issued 3,643,542 additional options and 348,643 additional RSUs which resulted in incremental stock-based compensation costs of $1,551,039 and $144,398, respectively. This increase was partially offset by an RSU award that fully vested since the 2022 period, resulting in decremental stock-based compensation expense of $351,535.

Other (Income) Expense

Other expense totaled $1,076,916 during the 2023 period compared to other income of $406,580 during the 2022 period, representing a decrease of $1,483,496 or greater than 100%. Investment loss totaled $573,357 during the six months ended October 31, 2023 compared to an investment loss of $234,113 during the six months ended October 31, 2022. During both periods, the Company sold certain investment grade securities in order to fund operations. The fair value of these securities had been adversely impacted by the sharp increase in interest rates since the securities were acquired. Changes in the fair value of the derivative liability resulted in income of $189,002 during the 2023 period compared to income of $593,822 during the 2022 period, representing a net decremental difference of $404,820.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $10,649,592 for the six months ended October 31, 2023, compared to $9,423,184 for the six months ended October 31, 2022, resulting in an increase of $1,226,408 or 13%. Total operating expenses totaled $10,947,923 for the six months ended October 31, 2023 compared to $10,035,735 for the six months ended October 31, 2022. Lower operating expenses represented 74% of the total decrease in the net loss and were driven by operating efficiencies as Teal Drones scales production.

Results of Discontinued Operations

Revenues from discontinued operations totaled $2,926,151 for the six months ended October 31, 2023, compared to $2,725,570 for the six months ended October 31, 2022, representing an increase of $200,581 or 7%. During the 2023 period, Rotor Riot generated revenues totaling $2,180,357 compared to $1,624,947 during the 2022 period, representing an increase of $555,410 or 34%. During the 2023 period, Rotor Riot’s higher revenues were generated by a significant increase in digital marketing spending. During the 2023 period, Fat Shark generated revenues totaling $745,794 compared to $1,100,623 during the 2022 period, representing a decrease of $354,829 or 32%. Lower revenues for the 2023 period related to its newest product, the Dominator, which was launched at the beginning of the 2022 period, and while it generated strong initial sales in the first quarter of its launch, sales have declined significantly since then.

Gross margin from discontinued operations totaled $386,835 during the 2023 period compared to $385,311 during the 2022 period representing an increase of $1,524, or 0.4%. On a percentage basis, gross margin from discontinued operations was 13% during the 2023 period compared to 14% during the 2022 period. Gross margin for Rotor Riot was 30% for the 2023 period compared to 14% for the 2022 period. Gross margin for Fat Shark was negative 24% for the 2023 period compared to positive 13% for the 2022 period. The reported gross margin of negative 24% for Fat Shark was adversely impacted by a charge of $317,155 related to the write-off of excess quantities of Dominator inventory based on sales volumes. This charge reduced gross margin from 7% to negative 24%.

Operating expenses totaled $1,206,213 during the 2023 period compared to $1,026,377 during the 2022 period, resulting in an increase of $179,836, or 18%. This increase is primarily due to increased advertising expenses in the 2023 period.

Net loss from discontinued operations totaled $842,084 for the six months ended October 31, 2023, compared to $632,892 for the six months ended October 31, 2022, representing an increase of $209,192, or 33%.

Cash Flows

Operating Activities – Continuing Operations

Net cash used in operating activities was $11,240,359 during the six months ended October 31, 2023, compared to net cash used in operating activities of $9,527,472 during the six months ended October 31, 2022, representing an increase of $1,712,887 or 18%. The higher use of cash primarily related to timing of accounts receivable receipts for government customers. Net cash used in operations, net of non-cash expenses, totaled $7,427,197 during the six months ended October 31, 2023, compared to $7,674,729 during the six months ended October 31, 2022, resulting in a decrease of $247,532, or 3%. Net cash used related to changes in operating assets and liabilities totaled $3,813,162 during the six months ended October 31, 2023, compared to $1,852,743 during the six months ended October 31, 2022, representing an increase of $1,960,419 or more than 100%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash provided by investing activities was $10,065,641 during the six months ended October 31, 2023, compared to net cash provided by investing activities of $11,960,901 during the six months ended October 31, 2022 resulting in a decrease of $1,895,260 or 16%. During the 2023 period, proceeds of $10,205,501 from the sale of marketable securities were used to fund operations. During the 2022 period, proceeds of $13,241,836 from the sale of marketable securities were used to fund operations.

Financing Activities

Net cash used in financing activities totaled $286,206 during the six months ended October 31, 2023, compared to net cash used in financing activities of $928,826 during the six months ended October 31, 2022. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the 2023 period, the Company made payments of $16,292 related to payroll taxes on equity awards compared to payments of $561,407 during the 2022 period, resulting in a decrease of $545,115. This decrease represented 97% of the total decrease. The lower payments related to lower equity award vesting in the 2023 period compared to the 2022 period.

Liquidity and Capital Resources

At October 31, 2023, the Company reported current assets totaling $23,262,672, current liabilities totaling $4,405,265 and net working capital of $18,857,407. Cash and marketable securities totaled $4,024,266 at October 31, 2023. Inventory related balances, including pre-paid inventory, totaled $10,871,809. We continue to maintain high inventory balances related to the global supply chain issues, including chip shortages, which continue to impact the timing of our purchase decisions.

Going Concern

The Company has never been profitable, and its net losses have been increasing related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the six months ended October 31, 2023, the Company incurred net losses of $10,649,592 from continuing operations and $842,084 from discontinued operations and used cash in operating activities of $11,240,359 from continuing operations and $550,120 from discontinued operations. As of October 31, 2023, the Company has working capital of $18,857,407. While the Company has historically been successful in raising capital to meet its working capital requirements, the ability to continue raising such capital to enable the Company to continue its growth is not guaranteed. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern as the Company will require additional liquidity to continue its operations and meet its financial obligations for twelve months from the date these consolidated financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of October 31, 2023.

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

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the six months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the six months ended ended October 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit	Description
10.1	ATM Sales Agreement with ThinkEquity, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)
10.2	Addendum to Executive Employment Agreement with Joseph Hernon (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 19, 2023)
10.3*	Amendment No. 3 to Share Purchase Agreement dated September 18, 2023
23.1	Consent of The Crone Law Group, P.C. (incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2023	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2023	By: /s/ Joseph P. Hernon
Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)

