Form 10-Q
period 2024-01-31
Red Cat Holdings, Inc.
filed 2024-03-18
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024

or

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

As of March 15, 2024, there were 74,281,520  shares of the registrant's common stock outstanding.

Red Cat Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended January 31, 2024

 RED CAT HOLDINGS

Consolidated Balance Sheets

(Unaudited)

	January 31,	April 30,
	2024	2023
ASSETS
Current assets
Cash	$7,697,335	$3,173,649
Marketable securities	—	12,814,038
Accounts receivable, net	5,091,724	719,862
Inventory	9,093,270	8,920,573
Other	2,798,293	1,263,735
Current assets of discontinued operations	3,261,136	5,283,155
Total current assets	27,941,758	32,175,012

Goodwill	17,012,832	17,012,832
Intangible assets, net	6,672,235	7,323,004
Property and equipment, net	2,477,601	2,650,358
Other	303,180	303,180
Operating lease right-of-use assets	453,416	620,307
Long-term assets of discontinued operations	456,177	108,397
Total long-term assets	27,375,441	28,018,078

TOTAL ASSETS	$55,317,199	$60,193,090

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,281,874	$1,392,550
Accrued expenses	936,625	409,439
Debt obligations - short term	899,935	922,138
Customer deposits	52,296	155,986
Operating lease liabilities	297,435	281,797
Warrant derivative liability	285,384	588,205
Current liabilities of discontinued operations	474,439	1,010,501
Total current liabilities	5,227,988	4,760,616

Operating lease liabilities	194,727	379,466
Debt obligations - long term	—	401,569
Long-term liabilities of discontinued operations	321,771	41,814
Total long-term liabilities	516,498	822,849
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; outstanding 4,676 and 986,676	47	9,867
Common stock - shares authorized 500,000,000; outstanding 74,171,106 and 54,568,065	74,171	54,568
Additional paid-in capital	121,060,881	109,993,100
Accumulated deficit	(71,567,007)	(54,586,793)
Accumulated other comprehensive loss	4,621	(861,117)
Total stockholders' equity	49,572,713	54,609,625
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,317,199	$60,193,090

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements Of Operations

(Unaudited)

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Revenues	$5,847,933	$1,667,683	$11,526,930	$3,541,846

Cost of goods sold	4,746,282	1,764,612	9,050,032	3,432,804

Gross Margin	1,101,651	(96,929)	2,476,898	109,042

Operating Expenses
Operations	527,447	663,668	1,675,795	3,131,789
Research and development	2,125,268	1,221,738	5,251,285	2,938,658
Sales and marketing	883,982	1,015,412	2,546,380	1,986,121
General and administrative	1,426,531	1,397,667	4,329,760	4,275,385
Stock based compensation	585,771	788,691	2,693,702	2,790,958
Total operating expenses	5,548,999	5,087,176	16,496,922	15,122,911
Operating loss	(4,447,348)	(5,184,105)	(14,020,024)	(15,013,869)

Other (income) expense
Change in fair value of derivative liability	(113,819)	(157,575)	(302,821)	(751,397)
Investment loss (income), net	160,340	(65,110)	733,697	(257,244)
Interest expense	15,507	28,667	57,060	96,839
Other, net	(320,043)	345,836	330,965	657,040
Other (income) expense	(258,015)	151,818	818,901	(254,762)

Net loss from continuing operations	(4,189,333)	(5,335,923)	(14,838,925)	(14,759,107)

Loss from discontinued operations	(1,299,205)	(330,079)	(2,141,289)	(962,971)
Net loss	$(5,488,538)	$(5,666,002)	$(16,980,214)	$(15,722,078)

Loss per share - basic and diluted
Continuing operations	$(0.08)	$(0.09)	$(0.27)	$(0.27)
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.02)
Loss per share - basic and diluted	$(0.10)	$(0.10)	$(0.31)	$(0.29)

Weighted average shares outstanding - basic and diluted	55,688,114	54,294,116	55,409,930	54,050,127

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended January 31, 2024 and January 31, 2023

(Unaudited)

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2022	986,676	$9,867	53,748,735	$53,749	$106,821,384	(27,499,056)	(1,470,272)	$77,915,672

Stock based compensation	—	—	—	—	755,471	—	—	755,471

Vesting of restricted stock units	—	—	69,707	69	(84,145)	—	—	(84,076)

Unrealized gain on marketable securities	—	—	—	—	—	—	133,582	133,582

Currency translation adjustments	—	—	—	—	—	—	352	352

Net loss	—	—	—	—	—	(3,811,599)	—	(3,811,599)

Balances, July 31, 2022	986,676	$9,867	53,818,442	$53,818	$107,492,710	(31,310,655)	(1,336,338)	$74,909,402

Stock based compensation	—	—	—	—	1,246,796	—	—	1,246,796

Vesting of restricted stock units	—	—	411,097	411	(332,794)	—	—	(332,383)

Unrealized loss on marketable securities	—	—	—	—	—	—	(350,811)	(350,811)

Currency translation adjustments	—	—	—	—	—	—	(1,256)	(1,256)

Net loss	—	—	—	—	—	(6,244,477)	—	(6,244,477)

Balances, October 31, 2022	986,676	$9,867	54,229,539	$54,229	$108,406,712	(37,555,132)	(1,688,405)	$69,227,271

Stock based compensation	—	—	—	—	788,691	—	—	788,691

Vesting of restricted stock units	—	—	155,922	156	(3,508)	—	—	(3,352)

Unrealized gain on marketable securities	—	—	—	—	—	—	545,235	545,235

Currency translation adjustments	—	—	—	—	—	—	1,124	1,124

Net loss	—	—	—	—	—	(5,666,002)	—	(5,666,002)

Balances, January 31, 2023	986,676	$9,867	54,385,461	$54,385	$109,191,895	(43,221,134)	(1,142,046)	$64,892,967

Balances, April 30, 2023	986,676	$9,867	54,568,065	$54,568	$109,993,100	(54,586,793)	(861,117)	$54,609,625

Stock based compensation	—	—	—	—	911,606	—	—	911,606

Vesting of restricted stock units	—	—	155,476	155	(8,675)	—	—	(8,520)

Conversion of preferred stock	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	289,389	289,389

Currency translation adjustments	—	—	—	—	—	—	1,646	1,646

Net loss	—	—	—	—	—	(5,810,348)	—	(5,810,348)

Balances, July 31, 2023	4,676	$47	55,541,875	$55,541	$110,905,033	(60,397,141)	(570,082)	$49,993,398

Stock based compensation	—	—	—	—	1,196,325	—	—	1,196,325

Vesting of restricted stock units	—	—	54,786	55	(7,826)	—	—	(7,771)

Issuance of common stock through ATM facility, net	—	—	53,235	53	9,159	—	—	9,212

Unrealized gain on marketable securities	—	—	—	—	—	—	363,663	363,663

Currency translation adjustments	—	—	—	—	—	—	1,376	1,376

Net loss	—	—	—	—	—	(5,681,328)	—	(5,681,328)

Balances, October 31, 2023	4,676	$47	55,649,896	$55,649	$112,102,691	(66,078,469)	(205,043)	$45,874,875

Stock based compensation	—	—	—	—	585,771	—	—	585,771

Vesting of restricted stock units	—	—	118,210	119	(7,433)	—	—	(7,314)

Exercise of stock options	—	—	3,000	3	2,652	—	—	2,655

Public offering, net of $804,400 of issuance costs	—	—	18,400,000	18,400	8,377,200	—	—	8,395,600

Unrealized gain on marketable securities	—	—	—	—	—	—	211,113	211,113

Currency translation adjustments	—	—	—	—	—	—	(1,449)	(1,449)

Net loss	—	—	—	—	—	(5,488,538)	—	(5,488,538)

Balances, January 31, 2024	4,676	$47	74,171,106	$74,171	$121,060,881	(71,567,007)	$4,621	$49,572,713

See accompanying notes.

RED CAT HOLDINGS

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended January 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(16,980,214)	$(15,722,078)
Net loss from discontinued operations	(2,141,289)	(962,971)
Net loss from continuing operations	(14,838,925)	(14,759,107)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation - options	1,955,547	1,308,768
Stock based compensation - restricted units	738,155	1,482,190
Amortization of intangible assets	650,769	437,157
Realized loss from sale of marketable securities	851,986	106,225
Depreciation	357,289	169,748
Change in fair value of derivative	(302,821)	(751,397)
Changes in operating assets and liabilities
Accounts receivable	(4,371,862)	(1,623,146)
Inventory	(172,697)	(3,243,110)
Other	(1,534,558)	(126,947)
Operating lease right-of-use assets and liabilities	(2,210)	25,786
Customer deposits	(103,690)	(225,741)
Accounts payable	889,324	1,008,430
Accrued expenses	528,759	(615,006)
Net cash used in operating activities of continuing operations	(15,354,934)	(16,806,150)

Cash Flows from Investing Activities
Purchases of property and equipment	(184,532)	(1,735,882)
Proceeds from sale of marketable securities	12,826,217	24,282,117
Investment in SAFE agreement	—	(250,000)
Net cash provided by investing activities of continuing operations	12,641,685	22,296,235

Cash Flows from Financing Activities
Proceeds from issuance of common stock:
Public offering, net	8,395,600	—
ATM facility, net	9,212	—
Payments under debt obligations	(423,772)	(471,923)
Payments of taxes related to equity transactions	(23,604)	(594,454)
Exercise of stock options	2,655	—
Proceeds from related party obligations	—	13,404
Payments under related party obligations	—	(40,057)
Net cash provided by (used in) financing activities of continuing operations	7,960,091	(1,093,030)

Discontinued operations
Operating activities	(781,482)	(4,588,708)
Investing activities	—	—
Financing activities	98,441	—
Net cash used in discontinued operations	(683,041)	(4,588,708)

Net increase (decrease) in Cash	4,563,801	(191,653)
Cash, beginning of period	3,260,305	4,084,815
Cash, end of period	7,824,106	3,893,162
Less: Cash of discontinued operations	(126,771)	(84,058)
Cash of continuing operations, end of period	7,697,335	3,809,104

Cash paid for interest	57,963	97,005
Cash paid for income taxes	—	—

Non-cash transactions
Unrealized gain on marketable securities	$864,165	$328,006
Conversion of preferred stock into common stock	$9,820	$—
Shares withheld as payment of note receivable	$—	$18,449
Taxes related to net share settlement of equity awards	$—	$11,682

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our unaudited interim consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the financial information included in the Annual Report on Form 10-K for the fiscal year ended April 30, 2023 of Red Cat Holdings, Inc. (the "Company" or “Red Cat”), filed with the Securities and Exchange Commission ("SEC") on July 27, 2023.

Note 1 – The Business

The Company was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its four wholly owned operating subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (“FPV”) drones and equipment, primarily to consumers. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark Holdings (“Fat Shark”), a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is either denied or not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal Drones (“Teal”), a leader in commercial and government Unmanned Aerial Vehicles (“UAV”) technology. The purchase price was $10,011,279.

Following the Teal acquisition in August 2021, we concentrated on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise segment (“Enterprise”) and the Consumer segment (“Consumer”) to focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAV's to commercial enterprises, and the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term attention on the military and other government agencies. Skypersonic's technology has been redirected to military applications and its operations consolidated into Teal. The Consumer segment, which includes Fat Shark and Rotor Riot, caters to hobbyists, drone racers, and enthusiasts. The reportable segments were established based on how our chief operating decision maker (“CODM”), which is a committee comprised of our Chief Executive Officer (“CEO”), Chief Technology Officer (“CTO”) and our Chief Financial Officer (“CFO”), manages our business, makes resource allocation and operating decisions, and evaluates operating performance. See “Note 21 - Segment Reporting”.

On December 11, 2023, the Company completed a firm commitment underwritten public offering with ThinkEquity of 18,400,000 shares of common stock which generated gross proceeds of $9,200,000 and net proceeds of approximately $8,400,000.

On February 16, 2024 , we closed the sale of our Consumer segment to Unusual Machines, Inc. (or “Unusual Machines” or “UM”). The sale reflects the Company's decision to focus its efforts and capital on defense where it believes that there are more opportunities to create long term shareholder value. See Note 3 and Note 23.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Principles of Consolidation – Our consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, Skypersonic, Rotor Riot, and Fat Shark.  Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents – At January 31, 2024, we had cash of $7,697,335 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $0 and $151,671 as of January 31, 2024 and April 30, 2023, respectively, and was included in other current assets. We did not write off any accrued interest income during the nine months ended January 31, 2024 and 2023.

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

Inventories – Inventories, which consist of raw materials, work-in-process, and finished goods, are stated at the lower of cost or net realizable value, and are measured using the first-in, first-out method. Cost components include direct materials, direct labor, indirect  overhead, as well as in-bound freight. At each balance sheet date, the Company evaluates the net realizable value of its inventory using various reference measures including current product selling prices and recent customer demand, as well as evaluating for excess quantities and obsolescence.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customers”, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied.  The Company’s revenue transactions include a single component , specifically, the shipment of goods to customers as orders are fulfilled. The Company recognizes revenue upon shipment unless otherwise specified in the purchase order. The timing of the shipment of orders can vary considerably depending upon whether an order is for an item normally maintained in inventory or an order that requires assembly or unique parts. Customer deposits totaled $52,296 and $155,986 at January 31, 2024 and April 30, 2023, respectively.

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, materials, and a proportionate share of overhead costs such as rent.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the nine months ended January 31, 2024, comprehensive loss was $865,738 lower than net loss, related to unrealized gains on available-for-sale securities totaling $864,165, and foreign currency translation adjustments of $1,573. During the nine months ended January 31, 2023, comprehensive loss was $328,226 lower than net loss, related to unrealized gains on available-for-sale securities totaling $328,006, and foreign currency translation adjustments of $220.

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

	January 31, 2024	April 30, 2023
Series B Preferred Stock, as converted	3,896	822,230
Stock options	6,679,100	4,784,809
Warrants	1,539,999	1,539,999
Restricted stock	653,386	781,060
Total	8,876,381	7,928,098

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

Liquidity and Going Concern – The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the nine months ended January 31, 2024, the Company incurred a net loss from continuing operations of $14,838,925 and used cash in operating activities of continuing operations of $15,354,934. As of January 31, 2024, working capital for continuing operations totaled $19,927,073. These financial results and our financial position at January 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. On December 11, 2023, we completed a public offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000 as further described in Note 1 and Note 15. In addition, the Company’s operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. The Company’s new manufacturing facility is scaling production and gross margins are projected to increase. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

Note 3 – Discontinued Operations – Sale of Consumer Segment

On February 16, 2024  , the Company closed the sale of its Consumer segment consisting of Rotor Riot and Fat Shark. Accordingly, the Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. See Note 23 for additional information regarding the transaction. Set forth below are the results of operations for the Consumer segment for:

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Revenues	$1,100,943	$1,438,961	$4,027,094	$4,164,531

Cost of goods sold	1,745,771	1,239,420	4,285,087	3,579,679

Gross Margin	(644,828)	199,541	(257,993)	584,852

Operating Expenses
Operations	288,059	151,502	671,864	484,340
Research and development	36,379	80,270	113,682	251,034
Sales and marketing	286,918	192,625	978,435	555,916
General and administrative	43,024	116,837	96,612	276,321
Total operating expenses	654,380	541,234	1,860,593	1,567,611
Operating loss	(1,299,208)	(341,693)	(2,118,586)	(982,759)

Other (income) expense
Interest expense	—	—	22,856	—
Other, net	(3)	(11,614)	(153)	(19,788)
Other (income) expense	(3)	(11,614)	22,703	(19,788)

Net loss from discontinued operations	$(1,299,205)	$(330,079)	$(2,141,289)	$(962,971)

Assets and liabilities for the Consumer segment included:

	January 31, 2024	April 30, 2023
Current assets
Cash	$126,771	$86,656
Accounts receivable, net	1,760	61,107
Inventory	1,545,667	3,065,954
Other	1,586,938	2,069,438
Total current assets	3,261,136	5,283,155

Intangible assets, net	20,000	20,000
Other	59,426	3,853
Operating lease right-of-use assets	376,751	84,544
Total long term assets	456,177	108,397

Current liabilities
Accounts payable	$156,421	$606,872
Accrued expenses	116,812	109,480
Debt obligations - short term	98,441	—
Customer deposits	45,791	244,688
Operating lease liabilities	56,974	49,461
Total current liabilities	474,439	1,010,501

Long term liabilities - Operating lease liabilities	321,771	41,814

Working capital	$2,786,697	$4,272,654

Note 4 – Marketable Securities

There were no marketable securities at January 31, 2024.

At April 30, 2023, marketable securities consisted solely of corporate bonds and were classified at Level 2 in the Fair Value Hierarchy. Fair value, cost basis, and unrealized losses totaled $12,814,038, $13,678,203, and $864,165 at April 30, 2023, respectively.

Note 5 – Inventories

Inventories consisted of the following:

	January 31, 2024	April 30, 2023
Raw materials	$7,235,844	$8,132,196
Work-in-process	1,666,976	509,381
Finished goods	190,450	278,996
Total	$9,093,270	$8,920,573

Note 6 – Other Current Assets

Other current assets included:

	January 31, 2024	April 30, 2023
Prepaid expenses	$1,152,751	$752,564
Prepaid inventory	970,542	359,500
Grant receivable	675,000	—
Accrued interest income	—	151,671
Total	$2,798,293	$1,263,735

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

Note 8 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	January 31, 2024			April 30, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,967,000	$(1,468,897)	$3,498,103	$4,967,000	$(841,223)	$4,125,777
Non-compete agreements	81,000	(75,584)	5,416	81,000	(56,667)	24,333
Customer relationships	39,000	(22,284)	16,716	39,000	(18,106)	20,894
Total finite-lived assets	5,087,000	(1,566,765)	3,520,235	5,087,000	(915,996)	4,171,004
Brand name	3,152,000	—	3,152,000	3,152,000	—	3,152,000
Total indefinite-lived assets	3,152,000	—	3,152,000	3,152,000	—	3,152,000
Total intangible assets, net	$8,239,000	$(1,566,765)	$6,672,235	$8,239,000	$(915,996)	$7,323,004

Proprietary technology and non-compete agreements are being amortized over five to six years and three years, respectively. Customer relationships are being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of January 31, 2024, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2024	$216,036
2025	842,471
2026	815,271
2027	786,679
2028	644,833
Thereafter	214,945
Total	$3,520,235

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The composition of, and changes in goodwill, consist of:

Date	Acquisition	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
April 2023 - Impairment loss	Skypersonic	(2,826,918)
Balance at April 30, 2023 and January 31, 2024		$17,012,832

Following the establishment of the Enterprise and Consumer segments, management evaluated the long-term business strategy of each segment. This resulted in the Enterprise segment narrowing its focus on the military and other government agencies. It was determined that Skypersonic's technology would be re-focused for the near term on military applications and consolidated into the operations of Teal. The Company completes a formal evaluation of the carrying value of its intangible assets, including goodwill, at the end of each fiscal year. Based on (i) the operating results for Skypersonic since its acquisition in May 2021, (ii) its consolidation into Teal, (iii) our current expectations of its future business conditions and trends, including its projected revenues, expenses, and cash flows, the Company recognized an impairment charge of $2,826,918 in April 2023.

Note 9 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	January 31, 2024	April 30, 2023
Equipment and related	$1,471,096	$1,386,373
Leasehold improvements	1,548,609	1,473,890
Furniture and fixtures	157,842	132,752
Accumulated depreciation	(699,946)	(342,657)
Net carrying value	$2,477,601	$2,650,358

Depreciation expense totaled $357,289 and $169,748 for the nine months ended January 31, 2024 and 2023, respectively.

Note 10 – Other Long-Term Assets

Other long-term assets included:

	January 31, 2024	April 30, 2023
SAFE agreement	$250,000	$250,000
Security deposits	53,180	53,180
Total	$303,180	$303,180

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company plans to evaluate the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the nine months ended January 31, 2024.

Note 11 – Operating Leases

As of January 31, 2024, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 3.33 years, some of which may include options to extend for up to 5 years. Operating lease expense totaled $260,300 for the nine months ended January 31, 2024, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $3,300 for the nine months ended January 31, 2024.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2024
San Juan, Puerto Rico	$5,647	June 2027
Grantsville, Utah	$1,000	December 2026
Troy, Michigan	$550	May 2022

Supplemental information related to operating leases for the nine months ended January 31, 2024 was:

Operating cash paid to settle lease liabilities	$259,211
Weighted average remaining lease term (in years)	2.06
Weighted average discount rate	12%

Future lease payments at January 31, 2024 were as follows:

Fiscal Year Ended:
2024	90,951
2025	273,743
2026	92,619
2027	91,300
2028	6,627
Total	$555,240

Note 12 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at January 31, 2024 and April 30, 2023 totaled $506,852 and $895,709, respectively.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest totaled $1,222 at January 31, 2024.

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

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity, LLC. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at January 31, 2024 and April 30, 2023 totaled $37,576 and $66,586 respectively.

F.	Revenue Financing Arrangement

In April 2021, Teal entered into an agreement under which it sold future customer payments, at a discount, to Forward Financing. At August 31, 2021, the Company assumed the outstanding balance of $38,758. Repayment of the remaining balance was completed in January 2022.

G.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at January 31, 2024 and April 30, 2023 totaled $5,507 and $11,412 respectively.

H.	Summary

Outstanding principal payments on debt obligations are due as follows:

Fiscal 2024	498,366
Fiscal 2025	401,569
Total	$899,935
Short term – through January 31, 2025	$899,935
Long term – thereafter	$—

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

At January 31, 2024 and April 30, 2023, we had accumulated deficits of approximately $71,600,000 and $54,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $13,246,000 and $10,101,000, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at January 31, 2024 and April 30, 2023.

Note 15 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2022 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock to employees, net of shares withheld of 273,874 to pay taxes and 9,000 to repay a Note	653,308
Vesting of restricted stock to Board of Directors	116,507
Vesting of restricted stock to consultants	9,683
Shares issued for services	39,832
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 27,189 to pay taxes	145,623
Vesting of restricted stock to Board of Directors	181,088
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Issuance of common stock through ATM facilities	53,235
Issuance of common stock through public offering	18,400,000
Exercise of stock options	3,000
Shares outstanding as of January 31, 2024	74,171,106

ATM Facility

In August 2023, we entered into a sales agreement (“the 2023 ATM Facility”) with ThinkEquity LLC (“ThinkEquity”), which provides for the sale, in our sole discretion, of shares of our common stock through ThinkEquity, as our sales agent. In accordance with the terms of the ATM Sales Agreement, the Company may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $4,375,000. The issuance and sale of these shares by us pursuant to the 2023 ATM Facility are deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and are registered under the Securities Act. We pay a commission of up to 2.5% of gross sales proceeds of any common stock sold under the 2023 ATM Facility.

During the nine months ended January 31, 2024, we sold an aggregate of 53,235 shares of common stock under the 2023 ATM Facility, at an average price of $1.07 per share, for gross proceeds of approximately $57,000 and net proceeds of approximately $55,700, after deducting commissions and other offering expenses payable by us. Additionally, the Company incurred legal fees of approximately $46,000 establishing the 2023 ATM Facility. In December 2023, the Prospectus Supplement dated August 8, 2023 was amended to change the aggregate offering price under the ATM facility to up to $4,375,000.

As of January 31, 2024, approximately $4,318,000 of common stock remained available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the sales agreement.

Public Offering

In December 2023, the Company entered into an underwriting agreement with ThinkEquity LLC, as representative of the underwriters, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 16,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $0.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 2,400,000 shares of Common Stock to cover over-allotments.

The Offering closed on December 11, 2023, resulting in the issuance of 18,400,000 shares of Common Stock which generated gross proceeds of $9,200,000. Net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were approximately $8,400,000.

Note 16 – Preferred Stock

Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at January 31, 2024 totaled 4,676 which are convertible into 3,896 shares of common stock.

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

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at January 31, 2024
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$87,196
January 2021	675,000	$2,870,666	540,000	$198,189

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

There have been no issuances or exercises of warrants since April 30, 2022. The key attributes of the 1,539,999 warrants outstanding, which have a weighted average exercise price of $3.38, are as follows:

	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
April 30, 2022	3.89	$427,533
April 30, 2023	2.89	$—
January 31, 2024	2.13	$—

Note 18 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 11,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the nine months ended January 31 was:

	2024	2023
Exercise Price	$0.95 – 1.12	$1.06 – 2.38
Stock price on date of grant	0.95 – 1.12	1.06 – 2.38
Risk-free interest rate	3.47 – 4.34%	3.34 – 7.52%
Dividend yield	—	—
Expected term (years)	6.00 – 8.25	8.25
Volatility	242.38 – 260.22%	253.52 – 513.58%%

A summary of options activity under the Plan since April 30, 2022 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2022	3,694,142	$2.17	8.56	1,407,545
Granted	1,503,500	1.40
Exercised	—	—
Forfeited or expired	(412,833)	2.67
Outstanding as of April 30, 2023	4,784,809	1.88	8.72	74,586
Granted	2,541,042	1.06
Exercised	(3,000)	0.89
Forfeited or expired	(643,751)	2.43
Outstanding as of January 31, 2024	6,679,100	1.53	7.86	—
Exercisable as of January 31, 2024	3,575,496	$1.86	6.31	$—

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of January 31, 2024 and January 31, 2023, there was $1,767,088 and $3,052,603 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.99 and 2.22 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2022 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2022	1,083,675	$2.59
Granted	780,884	2.14
Vested	(1,062,372)	2.42
Forfeited	(21,127)	2.13
Unvested and outstanding as of April 30, 2023	781,060	2.44
Granted	298,643	1.06
Vested	(355,661)	1.94
Forfeited	(70,656)	1.25
Unvested and outstanding as of January 31, 2024	653,386	$2.14

C.	Stock Compensation

Stock compensation expense by functional operating expense was:

	Three months ended January 31,		Nine months ended January 31,
	2024	2023	2024	2023
Operations	$114,425	$181,908	$544,046	$566,218
Research and development	(106,314)	170,579	168,732	524,874
Sales and marketing	120,180	120,733	494,392	390,076
General and administrative	457,480	315,471	1,486,532	1,309,790
Total	$585,771	$788,691	$2,693,702	$2,790,958

Stock compensation expense pertaining to options totaled $1,955,547 and $1,308,768 for the nine months ended January 31, 2024 and 2023, respectively. Stock compensation expense pertaining to restricted stock units totaled $738,155 and $1,482,190 for the nine months ended January 31, 2024 and 2023, respectively.

Note 19 – Derivatives

The Company has completed financings which included notes and warrants containing embedded features subject to derivative accounting. Both the notes and the warrants included provisions which provided for a reduction in the conversion and exercise prices, respectively, if the Company completed a future qualified offering at a lower price. These provisions represent embedded derivatives which are valued separately from the host instrument (meaning the notes and warrants) and recognized as derivative liabilities on the Company's balance sheet. The Company initially measures these financial instruments at their estimated fair value and recognizes changes in their estimated fair value in results of operations during the period of change. The Company also measures these financial instruments on the date of settlement (meaning when the note is converted, or the warrant is exercised) at their estimated fair value and recognizes changes in their estimated fair value in results of operations. Any discount in the carrying value of the note is fully amortized on the date of settlement and recognized as interest expense. The Company estimated the fair value of these embedded derivatives using a multinomial lattice model. The range of underlying assumptions used in the binomial model to determine the fair value of the derivative warrant liability upon settlement of the derivative liability and as of January 31, 2024 and April 30, 2023 are set forth below. In addition, the Company's stock price on each measurement date was used in the model.

	January 31, 2024	April 30, 2023
Risk-free interest rate	4.73 – 5.54%	2.83 – 4.51%
Expected dividend yield	—	—
Expected term (in years)	1.67 – 2.50	2.42 – 3.50
Expected volatility	74.41 – 107.90%	138.49 – 235.23%

As of January 31, 2024, all of the notes had been converted into common stock and 806,666 of the warrants were outstanding. Changes in the derivative liability during the nine months ended January 31, 2024 and the year ended April 30, 2023 were as follows:

	January 31, 2024	April 30, 2023
Balance, beginning of period	$588,205	$1,607,497
Additions	—	—
Eliminated upon conversion of notes/exercise of warrants	—	—
Changes in fair value	(302,821)	(1,019,292)
Balance, end of period	$285,384	$588,205

Changes in fair value primarily relate to changes in the Company’s stock price during the period, with increases in the stock price increasing the liability and decreases in the stock price reducing the liability.

Note 20 - Related-Party Transactions

In January 2022, the Company entered into a note agreement with an employee in the principal amount of $510,323, as further described in Note 7.

In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 23.

Additional related party transactions are disclosed in Note 13.

Note 21 - Segment Reporting

The following table sets forth key operating data and asset categories which are reviewed by our CODM in evaluating the operating performance of each segment:

	For the nine months ended January 31, 2024
	Enterprise	Consumer	Corporate	Total
Revenues	$11,526,930	$4,027,094	$—	$15,554,024
Cost of goods sold	9,050,032	4,285,087	—	13,335,119
Gross margin	2,476,898	(257,993)	—	2,218,905

Operating expenses	10,304,246	1,860,593	6,192,676	18,357,515
Operating loss	(7,827,348)	(2,118,586)	(6,192,676)	(16,138,610)

Other expenses, net	(277,333)	22,703	1,096,234	841,604
Net loss	$(7,550,015)	$(2,141,289)	(7,288,910)	$(16,980,214)

	For the nine months ended January 31, 2023
	Enterprise	Consumer	Corporate	Total
Revenues	$3,541,846	$4,164,531	$—	$7,706,377
Cost of goods sold	3,432,804	3,579,679	—	7,012,483
Gross margin	109,042	584,852	—	693,894

Operating expenses	8,041,686	1,567,611	7,081,225	16,690,522
Operating loss	(7,932,644)	(982,759)	(7,081,225)	(15,996,628)

Other expenses, net	265,855	(19,788)	(520,617)	(274,550)
Net loss	$(8,198,499)	$(962,971)	$(6,560,608)	$(15,722,078)

	As of January 31, 2024
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$5,091,724	$1,760	$—	$5,093,484
Inventory, net	9,093,270	1,545,667	—	10,638,937
Inventory deposits	$970,542	$1,586,938	$—	$2,557,480

	As of April 30, 2023
	Enterprise	Consumer	Corporate	Total
Accounts receivable, net	$719,862	$61,107	$—	$780,969
Inventory, net	8,920,573	3,065,954	—	11,986,527
Inventory deposits	$359,500	$2,062,038	$—	$2,421,538

Note 22 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of January 31, 2024.

One pending legal matter is an action filed against Teal and the Company in a U.S. District Court in California. The complaint asserts claims for breach of contract, and the unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased in Teal prior to its acquisition by the Company. The complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. The Company is asserting vigorous defenses to the complaint.

Note 23 – Subsequent Events

Sale of Consumer Segment

On February 16, 2024 the Company closed the sale of Rotor Riot and Fat Shark to Unusual Machines. The sale was conducted pursuant to a Share Purchase Agreement dated November 21, 2022, as amended on April 13, 2023, July 10, 2023, and December 11, 2023 (the “SPA”). The transaction closed concurrently with UMAC’s initial public offering and listing on the NYSE American exchange (“IPO”) under the symbol “UMAC.”

The total consideration received by the Company was valued at $20 million and consisted of i) $1 million in cash, ii) $2 million in a secured promissory note (“Promissory Note”), iii) $17 million in securities of Unusual Machines, and iv) a post-closing adjustment for excess working capital.

Secured Promissory Note

The Promissory Note from Unusual Machines bears interest at a rate of 8% per year, is due 18 months from the date of issue, and requires monthly payments of interest due in arrears on the 15th day of each month. In the event of a Qualified Financing (defined as one or more related debt or equity financings by UMAC resulting in net proceeds of at least $5 million, other than UMAC’s completed IPO), the Company may require payment of this Promissory Note in whole or in part upon written notice given within 10 days of the Qualified Financing.

Unusual Machines Securities

The $17 million worth of UMAC common stock was valued at the IPO price for UMAC’s common stock of $4.00 per share, resulting in 4,250,000 shares of UMAC common stock being issued to the Company (representing approximately 48.66% of UMAC’s issued and outstanding common stock after giving effect to the IPO and to the issuance of common stock to the Company upon closing of the IPO).

Working Capital

The purchase price will be adjusted for working capital as of the closing date. Any actual working capital excess amount will, at Red Cat’s option, be payable in cash or will increase the principal amount of the Promissory Note and any actual working capital deficiency amount will, at Red Cat’s option, be payable in cash or will reduce the principal amount of the Promissory Note dollar for dollar. The Company estimates that working capital as of closing will be approximately $3.0 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Management's Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements relating to our liquidity, and our plans for our business focusing on providing products, services and solutions to the drone industry. Any statements that are not historical fact are forward-looking statements. When used, the words "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report on Form 10-Q. The Company's actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of many factors. Investors should also review the risk factors in the Company's Annual Report on Form 10-K filed with the SEC on July 27, 2023, and subsequent filings made with the SEC.

All forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligation to update such forward-looking statements to reflect events that occur or circumstances that exist after the date of this Quarterly Report on Form 10-Q except as required by federal securities law.

Recent Developments

Corporate developments during the two years ended January 31, 2024 include:

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

On December 11, 2023, the Company completed a firm commitment underwritten public offering with ThinkEquity of 18,400,000 shares of common stock which generated gross proceeds of $9,200,000 and net proceeds of approximately $8,400,000.

Plan of Operations

Since April 2016, the Company's primary business has been to provide products, services, and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (FPV) drones and equipment, primarily to the consumer marketplace. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark, a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal, a leader in commercial and government UAV (Unmanned Aerial Vehicles) technology. The purchase price was $10,011,279.

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

On February 16, 2024, we closed the sale of our Consumer segment to Unusual Machines, Inc. (or “Unusual Machines” or “UM”). The total consideration received by the Company was valued at $20 million, including $1 million in cash, $2 million in a secured promissory note, and $17 million in securities of Unusual Machines plus a post-closing adjustment for excess working capital. The sale reflects the Company's decision to focus its efforts and capital and defense where it believes that there are more opportunities to create long term shareholder value.

Results of Operations - Continuing Operations

The analysis of the Company's results of continuing operations for the three and nine months ended January 31, 2024 compared to the three and nine months ended January 31, 2023 includes only the Company's Enterprise Segment which includes Teal and Skypersonic.  During Fiscal 2023, the operations of Skypersonic were consolidated into Teal.  The following discussion and analysis describes the operating results of Teal and Skypersonic on a consolidated basis with Teal representing more than 90% of the operating activities of the Enterprise Segment.

Discussion and Analysis of the Three Months Ended January 31, 2024 compared to the Three Months Ended January 31, 2023

Revenues

Revenues totaled $5,847,933 during the three months ended January 31, 2024 (or the "2024 period") compared to $1,667,683 during the three months ended January 31, 2023 (or the "2023 period") representing an increase of $4,180,250, or 251%. The increase primarily related to higher product revenue related to the launch of the Teal 2 in April 2023. Product revenue totaled $4,764,253 during the three months ended January 31, 2024 compared to $1,176,602 during the three months ended January 31, 2023 representing an increase of $3,587,651, or 305%. The increase in revenue also partially related to increased contract revenues during the 2024 period. Contract revenues totaled $1,008,328 during the 2024 period compared to $486,432 during the 2023 period, representing an increase of $521,896, or 107%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Margin

Gross margin totaled $1,101,651 during the 2024 period compared to negative $96,929 during the 2023 period representing an increase of $1,198,580, or more than 12 times. On a percentage basis, gross margin was 19% during the 2024 period compared to negative 6% during the 2023 period. The percentage basis increase in gross margin in the 2024 period primarily related to obsolete inventory write-offs that occurred during the 2023 period. Additionally, lower manufacturing levels in the 2023 period resulted in higher relative overhead costs compared to the 2024 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins. As production levels increase, our fixed overhead costs, including labor, are expected to be allocated to a greater number of drones which is expected to drive our per-drone production costs lower and increase gross margins.

Operating Expenses

Operations expenses totaled $527,447 during the 2024 period compared to $663,668 during the 2023 period, resulting in a decrease of $136,221, or 21%. This decrease is primarily due to lower professional fees due to the Teal facility expansion having been completed since the 2023 period.

Research and development expenses totaled $2,125,268 during the three months ended January 31, 2024, compared to $1,221,738 during the three months ended January 31, 2023, representing an increase of $903,530, or 74%. Supplies and materials expense totaled $1,339,607 in the 2024 period compared to $395,431 in the 2023 period. This increase of $944,176, or 239%, primarily related to increased efforts in developing new products and represented substantially all of the total increase in research and development costs.

Sales and marketing costs totaled $883,982 during the 2024 period compared to $1,015,412 during the 2023 period, representing a decrease of $131,430 or 13%. The decrease was driven by lower advertising expenses and lower professional fees.

General and administrative expenses totaled $1,426,531 during the three months ended January 31, 2024, compared to $1,397,667 during the three months ended January 31, 2023, representing an increase of $28,864 or 2%. The increase primarily related to payroll, professional fees and information technology expenses.

During the three months ended January 31, 2024, we incurred stock-based compensation costs of $585,771 compared to $788,691 in the 2023 period, resulting in a decrease of $202,920 or 26%. Since the 2023 period, the Company issued 3,442,542 additional options and 298,643 additional RSUs which resulted in incremental stock-based compensation costs of $406,935 and $59,791, respectively. This increase was offset by an RSU award that fully vested since the 2023 period, as well as the forfeiture 643,751 stock options and 70,656 RSU awards resulting in decremental stock-based compensation expense of $570,041.

Other (Income) Expense

Other income totaled $258,015 during the 2024 period compared to other expense of $151,818 during the 2023 period, representing an increase of $409,833 or 270%. During the 2024 period, the Company was awarded a manufacturing modernization grant from the State of Utah for $750,000 of which $675,000 is attributable to the 2024 period.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $4,189,333 for the three months ended January 31, 2024, compared to $5,335,923 for the three months ended January 31, 2023, resulting in a decrease of $1,146.590 or 21%. Total operating expenses totaled $5,548,999 for the three months ended January 31, 2024 compared to $5,087,176 for the three months ended January 31, 2023. The increase in operating expenses was offset by the increase in other income. Higher gross margin is attributable to the decrease in net loss from continuing operations.

Results of Discontinued Operations

Net loss from discontinued operations totaled $1,299,205 for the three months ended January 31, 2024, compared to $330,079 for the three months ended January 31, 2023, representing an increase of $969,126, or 294%. Net loss for Fat Shark totaled $968,680 for the three months ended January 31, 2024, compared to $42,136 for the three months ended January 31, 2023, representing an increase of $926,544 or nearly 22 times, and represents 96% of the total increase in net loss from discontinued operations. Fat Shark’s results were adversely impacted by a charge of $927,765 during the three months ended January 31, 2024 related to the write-off of excess quantities of Dominator inventory based on sales volumes. Net loss for Rotor Riot totaled $330,525 for the three months ended January 31, 2024, compared to $287,943 for the three months ended January 31, 2023, representing an increase of $42,582 or 15%.

Discussion and Analysis of the Nine Months Ended January 31, 2024 compared to the Nine Months Ended January 31, 2023

Revenues

Revenues totaled $11,526,930 during the nine months ended January 31, 2024 (or the "fiscal 2024 period") compared to $3,541,846 during the nine months ended January 31, 2023 (or the "fiscal 2023 period") representing an increase of $7,985,084, or 225%. The increase primarily related to higher product revenue related to the launch of the Teal 2 in April 2023. Product revenue totaled $9,569,215 during the nine months ended January 31, 2024 compared to $2,229,516 during the nine months ended January 31, 2023 representing an increase of $7,339,699, or 329%. The increase in revenue also partially related to higher contract revenues during the fiscal 2024 period.  Contract revenues totaled $1,848,646 during the fiscal 2024 period compared to $1,128,237 during the fiscal 2023 period, representing an increase of $720,409, or 64%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Margin

Gross margin totaled $2,476,898 during the fiscal 2024 period compared to $109,042 during the fiscal 2023 period representing an increase of $2,367,856, or nearly 22 times. On a percentage basis, gross margin was 21% during the fiscal 2024 period compared to 3% during the fiscal 2023 period. The percentage basis increase in gross margin in the fiscal 2024 period was primarily related to obsolete inventory write-offs that occurred during the fiscal 2023 period. Additionally, lower manufacturing levels in the fiscal 2023 period resulted in higher relative overhead costs compared to the fiscal 2024 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins. As production levels increase, our fixed overhead costs, including labor, will be allocated to a greater number of drones which will drive our per-drone production costs lower and increase gross margins.

Operating Expenses

Operations expenses totaled $1,675,795 during the fiscal 2024 period compared to $3,131,789 during the fiscal 2023 period, resulting in a decrease of $1,455,994, or 46%. This decrease is primarily due to lower payroll costs, controlled spending on manufacturing supplies, and lower office expenses related to fewer new hires in the fiscal 2024 period.

Research and development expenses totaled $5,251,285 during the nine months ended January 31, 2024, compared to $2,938,658 during the nine months ended January 31, 2023, representing an increase of $2,312,627, or 79%. Supplies and materials expense totaled $2,358,971 in the fiscal 2024 period compared to $789,938 in the fiscal 2023 period. This increase of $1,569,033, or 199%, primarily related to increased efforts in developing new products and represented 68% of the total increase in research and development costs. Additionally, higher payroll expenses represented 22% of the increase.

Sales and marketing costs totaled $2,546,380 during the fiscal 2024 period compared to $1,986,121 during the fiscal 2023 period, representing an increase of $560,259 or 28%. This increase in sales and marketing expense represents 7% of the total increase in revenue during the fiscal 2024 period compared to the fiscal 2023 period. Headcount for sales, customer service, and marketing totaled 12 at the end of the fiscal 2024 period compared to 8 at the end of the fiscal 2023 period, resulting in total payroll expense of $1,341,913 in the fiscal 2024 period compared to $903,898 in the fiscal 2023 period. This increase of $438,015, or 48% represented 78% of the total increase in sales and marketing costs. Higher travel-related and office expenses represented 33% and 24% of the increase, respectively. This was partially offset by a reduction in advertising expenses and professional fees.

General and administrative expenses totaled $4,329,760 during the nine months ended January 31, 2024, compared to $4,275,385 during the nine months ended January 31, 2023, representing an increase of $54,375 or 1%.

During the nine months ended January 31, 2024, we incurred stock-based compensation costs of $2,693,702 compared to $2,790,958 in the fiscal 2023 period, resulting in a decrease of $97,256 or 3%. Since the fiscal 2023 period, the Company issued 3,442,542 additional options and 298,643 additional RSUs which resulted in incremental stock-based compensation costs of $1,517,516 and $196,247, respectively. This increase was offset by an RSU award that fully vested since the fiscal 2023 period, as well as the forfeiture 643,751 stock options and 70,656 RSU awards resulting in decremental stock-based compensation expense of $2,060,980.

Other (Income) Expense

Other expense totaled $818,901 during the fiscal 2024 period compared to other income of $254,762 during the fiscal 2023 period, representing a decrease of $1,073,663 or 421%. Investment loss totaled $733,697 during the nine months ended January 31, 2024, compared to an investment gain of $257,244 during the nine months ended January 31, 2023. During the fiscal 2024 period, the Company sold certain investment grade securities to fund operations. The fair value of these securities had been adversely impacted by the sharp increase in interest rates since the securities were acquired. Changes in the fair value of the derivative liability resulted in income of $302,821 during the fiscal 2024 period compared to income of $751,397 during the fiscal 2023 period, representing a net detrimental difference of $448,576.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $14,838,925 for the nine months ended January 31, 2024, compared to $14,759,107 for the nine months ended January 31, 2023, resulting in an increase of $79,818 or 1%. The increase in net loss was primarily driven by the decrease in investment income as the Company sold certain investment-grade securities at a loss which were adversely impacted by a sharp increase in interest rates.

Results of Discontinued Operations

Net loss from discontinued operations totaled $2,141,289 for the nine months ended January 31, 2024, compared to $962,971 for the nine months ended January 31, 2023, representing an increase of $1,178,318, or 122%. Net loss for Rotor Riot totaled $784,967 for the nine months ended January 31, 2024, compared to $726,255 for the nine months ended January 31, 2023, representing an increase of $58,712 or 8%. Net loss for Fat Shark totaled $1,356,322 for the nine months ended January 31, 2024, compared to $236,716 for the nine months ended January 31, 2023, representing an increase of $1,119,606 or 473%. Fat Shark’s results were adversely impacted by a charge of $1,244,920 during the nine months ended January 31, 2024, related to the write-off of excess quantities of Dominator inventory based on sales volumes.

Cash Flows

Operating Activities

Net cash used in operating activities was $15,354,934 during the nine months ended January 31, 2024, compared to net cash used in operating activities of $16,806,150 during the nine months ended January 31, 2023, representing a decrease of $1,451,216 or 9%. The decreased use of cash primarily related to timing of accounts receivable receipts for government customers. Net cash used in operations, net of non-cash expenses, totaled $10,588,000 during the nine months ended January 31, 2024, compared to $12,006,416 during the nine months January 31, 2023, resulting in a decrease of $1,418,416, or 12%. Net cash used related to changes in operating assets and liabilities totaled $4,766,934 during the nine months ended January 31, 2024, compared to $4,799,734 during the nine months ended January 31, 2023, representing a decrease of $32,800 or 1%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash provided by investing activities was $12,641,685 during the nine months ended January 31, 2024, compared to net cash provided by investing activities of $22,296,235 during the nine months ended January 31, 2023, resulting in a decrease of $9,654,550 or 43%. During the fiscal 2024 period, proceeds of $12,826,217 from the sale of marketable securities were used to fund operations. During the fiscal 2023 period, proceeds of $24,282,117 from the sale of marketable securities were used to fund operations.

Financing Activities

Net cash provided by financing activities totaled $7,960,091 during the nine months ended January 31, 2024, compared to net cash used in financing activities of $1,093,030 during the nine months ended January 31, 2023. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the fiscal 2024 period, the company received net proceeds from issuance of common stock of $8,395,600.

Liquidity and Capital Resources

At January 31, 2024, the Company reported current assets totaling $27,941,758, current liabilities totaling $5,227,988 and net working capital of $22,713,770. Cash and marketable securities totaled $7,697,335 at January 31, 2024. Inventory related balances, including pre-paid inventory, totaled $10,063,812. We continue to maintain high inventory balances related to the global supply chain issues which continue to impact the timing of our purchase decisions.

Going Concern

The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the nine months ended January 31, 2024, the Company incurred a net loss from continuing operations of $14,838,925 and used cash in operating activities of continuing operations of $15,354,934. As of January 31, 2024, working capital for continuing operations totaled $19,927,073. These financial results and our financial position at January 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. On December 11, 2023, we completed a public offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000. In addition, the Company’s operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. The Company’s new manufacturing facility is scaling production and gross margins are projected to increase. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our CEO and Interim CFO, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2024.

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

Based on that evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were effective as of January 31, 2024.

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. Our most recent risk factor disclosures may be reviewed in our Annual Report on Form 10-K for the year ended April 30, 2023, as filed with the SEC on July 27, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended January 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit	Description
10.1*	Addendum to Executive Employment Agreement with Joseph Hernon
10.2	Amendment No. 4 to Share Purchase Agreement with Unusual Machines, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023)
10.3	Form of 8% Promissory Note from Unusual Machines, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023)
10.4	Form of Registration Rights Agreement with Unusual Machines, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2023)
23.1	Consent of The Crone Law Group, P.C. (incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2024	Red Cat Holdings, Inc. By: /s/ Jeffrey Thompson Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2024	By: /s/ Leah Lunger
Leah Lunger Interim Chief Financial Officer (Principal Financial and Accounting Officer)

