Form 10-K
period 2024-04-30
Red Cat Holdings, Inc.
filed 2024-08-08
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  001-40202

Red Cat Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Ave. Munoz Rivera, Ste 2200 San Juan, PR	00901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 373-3228

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	RCAT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $50,844,411.

As of August 5, 2024, there were 74,600,737 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (i) the market and sales success of our existing and any new products, (ii) our ability to raise capital when needed and on acceptable terms, (iii) our ability to make acquisitions and integrate acquired businesses into our company, (iv) our ability to attract and retain management, (v) the intensity of competition, (vi) changes in the political and regulatory environment and in business and economic conditions in the United States and globally, (vii) geopolitical conflicts throughout the world, including those in Ukraine and Israel. These risks and others described under the section "Risk Factors" below are not exhaustive.

Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the "Company", "we", "us", or "our", are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), and Red Cat Propware, Inc. (“Propware”), as well as Rotor Riot LLC (“Rotor Riot”), Fat Shark Holdings, Ltd. (“Fat Shark”), which were wholly owned subsidiaries until February 16, 2024.

 PART I

ITEM 1. BUSINESS

Overview

The Company was originally incorporated under the laws of the State of Colorado in 1984 under the name Oravest International, Inc. In November 2016, we changed our name to TimefireVR, Inc. and re-incorporated in Nevada. In May 2019, the Company completed a share exchange agreement with Propware which resulted in the Propware shareholders acquiring an 83% ownership interest, and management control, of the Company. In connection with the share exchange agreement, we changed our name to Red Cat Holdings, Inc. (“Red Cat” or the “Company” or “we”) and our operating focus to the drone industry.

Prior to the share exchange agreement, Propware was focused on the research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. Following the share exchange agreement and its name change, Red Cat has completed a series of acquisitions and financings which have broadened the scope of its activities in the drone industry. These acquisitions included:

•	In January 2020, we acquired Rotor Riot, a reseller of drones and related parts, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. The total purchase price was $2.0 million.

•	In November 2020, the Company acquired Fat Shark which sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry. Fat Shark’s flagship products are headsets with a built-in display (or “goggles”) that allow a pilot to see a real-time video feed from a camera typically mounted on an aerial platform or drone. The total purchase price was $8.4 million.

•	In May 2021, we acquired Skypersonic, a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is denied or unavailable. The total purchase price was $2.8 million.

•	In August 2021, the Company acquired Teal, a leader in providing sophisticated and complex unmanned aerial vehicle ("UAV") technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $10.0 million.

Following the Teal acquisition in August 2021, we concentrated on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise segment and the Consumer segment to focus on the unique opportunities in each sector. The Enterprise segment’s initial strategy was to provide UAVs to commercial enterprises, and the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, the segment narrowed its near-term attention on the military and other government agencies. Skypersonic's technology has been redirected to military applications and its operations consolidated into Teal.

The Enterprise segment’s current business strategy is focused on providing integrated robotic hardware and software for use across a variety of applications. Its solutions provide critical situational awareness and actionable intelligence to on-the-ground warfighters and battlefield commanders as well as firefighters and public safety officials. Our Enterprise segment’s efforts are centered on developing and scaling an American made family of systems. We have since completed construction of a manufacturing facility in Salt Lake City and believe that an increased focus by the United States government and American businesses on purchasing products that are “Made in America” provide our Enterprise segment with a competitive advantage.

On February 16, 2024, we closed the sale of our Consumer segment, consisting of Rotor Riot and Fat Shark, to Unusual Machines, Inc. (or “Unusual Machines” or “UMAC”). The sale reflects our decision to focus our efforts and capital on defense where we believe there are more opportunities to create long term shareholder value.

Key Business Accomplishments during Fiscal 2024 and to date include:

Scaling Teal 2, a military-grade sUAS Designed to “Dominate the Night™”

Following its acquisition by Red Cat in August 2021, Teal accelerated efforts on the development of its next generation drone for our Enterprise segment. These efforts culminated in the launch of the Teal 2 in April 2023. The Teal 2 is the first small, unmanned aircraft system (“sUAS”) designed to “Dominate the Night”, when most combat operations take place, through its enhanced capabilities. The Teal 2 offers the latest intelligence, surveillance, and reconnaissance (“ISR”) technology and delivers time-critical information that enables the warfighter to make faster and smarter decisions.

The Teal 2 is manufactured exclusively at Teal’s purpose-built factory in Salt Lake City, Utah. Teal originally moved into the facility in October 2021. In January 2022, Teal doubled the size of the facility, which now totals approximately 22,000 square feet, to fully scale production capacity to meet the forecast growth in demand and to house its expanding team of software and technology engineers. We believe that maximum production capacity for this facility can reach 5,000 or more drones per month over the next few years, provided that additional capital investments are made and manufacturing efficiencies realized. Manufacturing in the United States, “Made in the USA,” is a critical consideration of the U.S. government and other state and local government agencies.

During Fiscal 2024, Teal continued to scale the manufacturing facility, including dedicated teams for production and assembly, manufacturing engineering, supply chain and logistics, warranty and returns, as well as a flight operations team that is focused on manufacturing and quality assurance and quality control.

Designation of Teal 2 as Blue UAS received from U.S. Department of Defense

In June 2023, the Teal 2 received clearance from the U.S. Department of Defense ("DoD") to be designated as a Blue UAS. The DoD defines these drones as NDAA (National Defense Authorization Act) compliant, validated as cyber secure, and safe to fly. This designation enables Teal to fill orders from federal, state, and local government agencies subject to oversight by the DoD, including those orders that were contingent upon receiving certification. In addition, many governments of allied nations are more likely to purchase Blue UAS approved drones. Teal's legacy drone, the Golden Eagle, is also on the cleared list.

After the U.S. Army banned its forces from using Chinese-made quadcopters due to security risks (the radio controls of the drone are unencrypted and the devices could potentially capture, store and upload sensitive information to the Chinese government), the DoD began developing its own alternatives under a defense program known as Blue sUAS. Blue sUAS is an initiative of the Defense Innovation Unit (“DIU”), the only DoD organization focused on accelerating the adoption of commercial and dual use technology to solve operational challenges at a speed and scale that is faster and higher than normal for government agencies.

Red Cat Futures Initiative

In May 2024, we announced the formation of the Red Cat Futures Initiative (RFI). RFI is an independent, industry-wide consortium of robotics and autonomous systems (RAS) partners dedicated to putting the most advanced and interoperable uncrewed aircraft systems into the hands of warfighters. Anchored by Red Cat’s Teal Drones, the RFI unites the world’s most innovative UAS hardware and software companies focused on AI/ML, swarming, FPV, command and control, and payloads.

Founding members include Ocean Power Technologies (NYSE: OPTT), Sentien Robotics, Primordial Labs, Athena AI, Unusual Machines, Reach Power, Doodle Labs, and MMS Products. The shared goal is advocacy, integrations and co-marketing that bridges considerable technology gaps through modular open architecture.

Government Contracts and Orders

The Enterprise segment is focused on U.S. federal government agencies, particularly the DoD, as its initial target market. Its longer term target customer base includes U.S. state and local government agencies, as well as governments of foreign allies. An overview of existing government contracts and recent developments include:

Finalist for Short Range Reconnaissance Program of Record

In March 2022, Teal was selected by the DoD’s DIU and the U.S. Army to compete in the Short Range Reconnaissance Tranche 2 (SRR T2) Program of Record. The rigorous technical requirements and program objectives of SRR T2 dramatically narrowed the field from 37 drone manufacturers down to two vendors. The Army has indicated that Tranche 2 and 3 have been combined and will represent the final tranche of the SRR program.

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

As of May 2024, Teal has completed all milestones in its SRR T2 contract, whose value totaled $5.7 million. Teal expects the Army to announce vendor selection of a production award by the fourth quarter of calendar 2024.

U.S. Border Patrol

$1.8 Million Purchase Order from U.S. Border Patrol

In September 2023, Teal was awarded a $1.8 million contract from U.S. Customs and Border Protection to provide Teal 2 systems to U.S. Border Patrol. The U.S. Border Patrol is using the Teal 2 to provide supplemental airborne reconnaissance, surveillance and tracking capability, enhancing situational awareness for U.S. field commanders and agents.

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

U.S. Defense Logistics Agency

In August 2023, Teal received two purchase orders totaling $5.2 million from the U.S. Defense Logistics Agency (DLA). Both orders were requested by U.S. Air Force Security Forces, whose role is to defend Air Force bases and installations.

The procurements were sourced by global operations support company Noble Supply & Logistics, LLC (NOBLE) as part of the DLA’s Special Operational Equipment Tailored Logistics Support (“SOE TLS Program”). NOBLE is a DLA-designated provider for the SOE TLS Program. This 10-year program, capped at $33 billion, covers the delivery of logistics support to federal agencies, military bases and other DLA customers worldwide, helping them meet their special operational equipment requirements.

NATO Allied Countries

In March 2024, Teal received $2.5 million in new contract awards with two NATO allied countries. As part of our expanded global sales strategy, the contract delivery featured Teal 2 drone systems, training, and accessories.

Product Development

Product development efforts in fiscal 2024 were focused on the scaling of the Teal 2 which was officially launched in April 2023 at the Army Aviation Mission Solutions Summit. Significant resources were also expended developing the next generation system under the Army's SRR Tranche 2 program.

Sales and Marketing

Since acquiring Teal in August 2021, we have built a sales and marketing team which presently consists of 16 direct and support professionals. Most of their efforts in fiscal 2024 were focused on developing relationships with the military agencies of the U.S. Federal Government. While the sales cycle for government agencies can be extensive and take considerable time and effort to establish, they can often become a long-term buyer once initial sales are closed.

During fiscal 2024, we continued global expansion efforts among U.S. allies. In December 2023, the team showcased the Teal 2 drone at Expodefensa 2023 in Latin America. Expodefensa 2023 is a main hub for security and defense in Latin America, allowing international exhibitors to present their systems and products in response to a growing regional demand. The aim of the event was to help governments and armed forces face their operational and capability challenges while playing a role in building a safer Latin America.

In February 2024, the team showcased the Teal 2 drone at the World Defense Show in Saudi Arabia. The World Defense Show provided a unique platform for the world’s defense industry to network, partner, share knowledge, and discover new innovations and capabilities across all defense domains. The World Defense Show attracted key defense figures, government officials, decision-makers, and thought leaders across all levels of the supply chain.

Other Teal Information

Suppliers

Teal purchases inventory from over 35 suppliers. Approximately 80% of this inventory is purchased from four vendors. The most critical components are electronics and cameras. Teal's supply chain is NDAA and Blue UAS compliant. All suppliers are approved based on Teal's strict vendor qualification process.

Competition

Teal's primary competitor is Shenzhen Da-Jiang Innovations Sciences and Technologies Company Limited (“DJI”), headquartered in Shenzhen, China. Though regulation is trending toward further restrictions against Chinese made drones, DJI remains a global industry leader and continues to serve markets on which Teal is focused. Teal’s primary domestic competitor is Skydio Inc. This company was selected alongside Teal out of 37 companies to compete in the Short Range Reconnaissance Tranche 2 program. Future competitors may include established defense contractors that are better capitalized and resourced to compete in Teal's markets. Teal competes with a combination of its unique product value propositions (i.e., nighttime capability, modular platform), and scalable, low-cost, domestic manufacturing.

The Drone Industry

The drone industry continues to expand to become a powerful business tool and recreational activity, with growth occurring broadly and across our targeted industries. According to Drone Industry Insights, the global drone market is expected to grow to $54.6 billion by 2030, with the commercial market growing at a 7.7% compound annual growth rate (“CAGR”). According to Vantage Market Research, the global military drone market is projected to reach a value of $34.9 billion by 2030 at a CAGR of 11.6%.

Government Regulation and Federal Policy

The Federal Aviation Administration

The Federal Aviation Administration (the “FAA”) of the United States Department of Transportation is responsible for the regulation and oversight of civil aviation within the U.S. Its primary mission is to ensure the safety of civil aviation. The FAA has adopted the name “unmanned aircraft systems” (“UAS”) to describe aircraft systems without a flight crew on board. More common names include drone, UAV and remotely operated aircraft.

The FAA began issuing conditional approvals allowing the operation of drones as early 2005 with their scope and frequency expanding in recent years with the significant increase in the number of drones sold. In December 2015, the FAA announced that all drones weighing more than 250 grams, or 0.55 pounds, must be registered with the FAA. In June 2016, the FAA released a new section under title 14 of the Code of Federal Regulations (Part 107) defining a regulatory framework for the commercial, industrial and public safety use of drones, establishing a licensing program for drone pilots, and issuing Remote Pilot certificates to qualified pilots. As of July 2023, the FAA reported the registration of almost 870,000 drones, of which approximately 350,000 were commercial and approximately 520,000 were recreational. In addition, more than 330,000 remote pilots were certified. This data strongly suggests drones represent the largest share of commercial aviation in the United States by number of pilots, aircraft, and flights.

In January 2021, the FAA finalized rules requiring that drones be identifiable remotely. These rules became effective for drone manufacturers in September 2022 and for drone pilots in September 2023. The FAA believes that remote ID technologies enhance safety and security by allowing the FAA, law enforcement, and federal security agencies to identify drones flying in their jurisdiction. These efforts lay the foundation for more complex operations, such as those beyond visual line of sight at low altitudes, as the FAA and the drone industry move toward a unified air traffic management ecosystem as drone operations become a routine fixture in the National Airspace System (the “NAS”).

In May of 2023, the FAA began soliciting recommendations from the industry regarding rule making supporting the implementation of Beyond Visual Line of Sight (BVLOS) operations. This rulemaking would support standard implementation of routine flights over the horizon, and potentially multiple miles from a drone’s control station and pilot. This rulemaking would free drone pilots and operators from restrictive and labor-intensive conditional approval petitions, and would improve the economies of scale for drones to tackle larger mission sets, such as surveying miles of power lines or railroad tracks, or securing miles of rural border.

In July 2023, the FAA released a notice of proposed rulemaking for another regulation that would ease the integration of UAS into the NAS. This rule, known as Modernization of Special Purpose Airworthiness Certificates, seeks to modernize the manner in which the FAA performs safety assessment of the design of certain aircraft, including UAS. As a result, the testing and evaluation burden on manufacturers is greatly decreased, and the cost of development of UAS may be dramatically reduced.

American Security Drone Act

In February 2023, two Congressman introduced the American Security Drone Act (ASDA) which would prohibit the purchase and operation of drones from countries identified as national security threats such as China. The basis for the legislation is that purchases from these countries (i) pose a significant threat to national security, (ii) represent efforts to infiltrate and influence American society, and (iii) risk the theft of personal and business data. Specifically, the American Security Drone Act:

•	Prohibits federal departments and agencies from procuring certain foreign commercial off-the-shelf drone or covered unmanned aircraft system manufactured or assembled in countries identified as national security threats and provides a timeline to end current use of these drones.

•	Prohibits the use of federal funds awarded through certain contracts, grants, or cooperative agreements to state or local governments from being used to purchase foreign commercial off-the-shelf drones or covered unmanned aircraft systems manufactured or assembled in a country identified as a national security threat.

•	Requires the Comptroller General of the United States to submit a report to Congress detailing the amount of foreign commercial off-the-shelf drones and covered unmanned aircraft systems procured by federal departments and agencies from countries identified as national security threats.

In December 2023, the ASDA was officially passed into law as part of the National Defense Authorization Act.

Other Corporate Information

Environmental Considerations

While the operations of many businesses have some form of negative impact on the environment, drones have a unique ability to provide a positive contribution. Many of these relate to a drone’s ability to reach places in a more efficient manner, and include such activities as:

•	Aerial mapping and nature monitoring

•	Maintenance of renewable energy sources and infrastructure

•	Disaster relief monitoring

•	Agriculture sustainability

•	Wildlife conservation

Intellectual Property

The Company has consolidated its intellectual property (“IP”) into a subsidiary, UAVPatent Corp. The subsidiary holds 22 issued patents and registered designs and 8 pending patents and registered designs. The IP portfolio includes design and utility patents ranging from modular architectures to autonomous capabilities. None of the patents are currently licensed and IP is generated in the general course of engineering design.

UAVPatent Corp also has the trademarks on the Teal, Skypersonic, and Red Cat brands and logos.

Employees

As of June 30, 2024, the Company had 89 full-time employees.

Research and Development

During the years ended April 30, 2024 and 2023, we incurred research and development costs of $5,500,932 and $4,902,334, respectively, excluding $395,105 and $692,947 of stock-based compensation, respectively.

Item 1A. RISK FACTORS

Risk Factor Summary

Risks Related to our Financial Results and Condition

•	We have incurred net losses since inception.

•	We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.

•	Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.

•	Our products require a continuing investment in research and development, and may experience technical problems or delays, which could lead the business to fail.

•	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

•	Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

•	Our products may experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

•	Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.

•	Acquisitions could divert the attention of key personnel, be difficult to integrate, dilute our existing shareholders and adversely impact our financial results.

•	Our failure to effectively manage growth could harm our business.

•	Our products are subject to lengthy development cycles.

•	We expect to incur substantial research and development costs related to identifying and commercializing new products and services which may never result in revenues.

Risks Related to our Operations

•	Our operations may be adversely affected if we lose our rights under third-party technology licenses.

•	If our customers are not satisfied with our technical support, firmware or software updates, they may choose not to purchase our products which would adversely impact business and operating results.

•	Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.

•	We must recruit and retain highly trained and experienced employees, especially engineers, in order to succeed in our business.

•	Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations.

•	We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results.

•	Several steps of our manufacturing processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.

•	We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

Risks Related to our Industry

•	We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our current business and prospects.

•	We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow our business segments, and reach profitability.

•	We may not be able to keep pace with technological advances in the drone industry.

•	Cybersecurity risks could adversely affect our business and disrupt our operations.

Risks Related to Our Enterprise Segment

•	U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations.

•	A decline in U.S. government budgets, changes in spending priorities, or delays in contract awards could adversely affect the revenues of our Teal subsidiary.

•	Our work for the U.S. government could expose us to security risks.

•	We are subject to extensive government regulation and our failure to comply with these regulations could subject us to penalties that may adversely impact our ability to operate our business.

Risks Related to Our Common Stock

•	Our management has voting control of the Company.

•	Our failure to maintain effective internal controls over financial reporting could have an adverse impact on the Company.

•	We have never paid dividends and we do not expect to pay dividends for the foreseeable future.

•	The listing of our securities on Nasdaq subject us to additional regulations and compliance requirements.

•	Our Board of Directors may authorize and issue shares of new classes of stock that could adversely affect current holders of our common stock.

•	Our shares will be subordinate to all of our debts and liabilities which increases the risk that investors could lose their entire investment.

•	The market price of our shares of common stock is subject to fluctuation.

•	Future capital raises may dilute our existing stockholders’ ownership and adversely impact the fair value of their investment.

Risks Related to Regulatory Matters

•	The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.

•	Our business and products are subject to government regulation, and we may incur additional compliance costs or be forced to suspend or cease operations if we fail to comply.

•	Our results of operations may suffer if we are not able to successfully manage our exposure to foreign exchange rate risks.

•	Our international operations, including the use of foreign contract manufacturers, subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.

•	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws in other jurisdictions in which we operate.

•	We are subject to governmental export and import controls, and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

•	Changes in trade policy in the United States and other countries may have adverse impacts on our business, results of operations and financial condition.

•	We may collect, store, process and use the personal information of our customers which subjects us to governmental regulation related to privacy, information security and data protection. Any cybersecurity breaches or our failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

Risks Related to Intellectual Property

•	Our products could infringe on the intellectual property rights of others.

•	Our intellectual property rights and proprietary rights may not adequately protect our products.

Risks Related to our Financial Results and Condition

We have incurred net losses since inception.

We have never been profitable and reported an accumulated deficit of approximately $81,100,000 at April 30, 2024. These losses have had an adverse effect on our financial condition, stockholders’ equity and working capital. We will need to generate higher revenues, improve profit margins, and control operating costs in order to attain profitability. We can provide no assurances that we will be able to reach profitability.

We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.

If additional equity and/or debt financing is not available, then we may not be able to continue to develop our business activities, and we will have to modify our business plan. These factors could have a material adverse effect on our future operating results and our financial condition. If we are unable to raise additional funds, we could be forced to cease our business activities and dissolve. In such an event, we may incur additional financial obligations, including the accelerated maturity of debt obligations, lease termination fees, employee severance payments, and other creditor and dissolution-related obligations.

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

Our customers issue purchase orders solely at their own discretion. Customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, current customers may decide not to purchase products for any reason. If our customers do not continue to purchase our products, then our sales volume could decline rapidly with little or no warning.

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

We generally provide a one-year warranty on all of our products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Our products may experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

Prices of established enterprise electronics, displays, personal computers, and mobile products tend to decline significantly over time or as new enhanced versions are introduced, frequently every 12 to 24 months in the markets in which we compete. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes, or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

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

Our products are subject to lengthy product development cycles. The time elapsed between initial sampling of our products, the custom design of our products to meet specific product requirements, and the ultimate incorporation of our products into salable products is significant, often with a duration of more than one year. If our products fail to meet our customers’ cost, performance, or technical requirements or if unexpected technical challenges arise in the integration of our products into enterprise markets, then our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business. Many head-mounted display companies are introducing digital head-mounted displays which could create shortages of components and provide an opportunity for companies with significantly greater resources than us to accelerate migration to digital products in a manner or timeline which we cannot meet, which could cause us to lose market share and harm our business and prospects. These same risks exist in our Enterprise sector where our competitors include some of the largest defense companies in the world.

We expect to incur substantial research and development costs related to identifying and commercializing new products and services which may never result in revenues.

Our future growth depends on expanding into new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of these efforts. We spent $5,896,037 million, or 33% of our revenue, in our fiscal year ended April 30, 2024, on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, generate revenue or cash flow, which could adversely impact our financial results and liquidity.

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

We do not manufacture the integrated circuit chip sets, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized, or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these components, our sales and operating results would be adversely impacted. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross profits may decrease and we may be unable to meet the demands of our customers and end-users which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

Risks Related to our Industry

We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our current business and prospects.

The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

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

The drone industry continues to undergo significant changes, primarily related to technological developments. The rapid growth of technology makes it impossible to predict the overall effect these factors could have on the drone industry. If we are not able to keep pace with these technological advances, then our revenues, profitability and results from operations may be materially adversely affected.

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

US government contracts often have long lead times for design and development and can be subject to significant changes in delivery timelines. Congress normally appropriates funds on its fiscal year basis, and it may not fully fund a program in the same fiscal year. Depending upon the results of political elections, the actions of Congress can change from one fiscal year to the next. As a result, we may be required to expend funds to fulfill existing orders, but subsequently have the delivery timeline extended or the order cancelled. Such results would have an adverse impact on our financial position and results of operations.

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

Jeffrey Thompson, our Chairman and Chief Executive Officer, owns approximately 17% of our common stock, and our current officers and directors currently own approximately 21% of our common stock. If they act together, they will be able to influence the outcome of all corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions which may result in corporate actions that other stockholders do not agree with. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

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

The listing of our securities on Nasdaq subjects us to additional regulations and compliance requirements.

We are required to maintain compliance with the continued listing standards of Nasdaq. These include certain financial and liquidity criteria to maintain such listing. If we fail to meet any of Nasdaq’s listing standards, our securities may be delisted. Nasdaq requires that the trading price of its listed stocks remain above one dollar for the stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq.

While our stock has been trading above $1 per share, the stock price may trade below $1 per share in the future. In addition, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director and committee independence requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting which would have a negative effect on the price of our common stock and would impair an investor’s ability to sell or purchase our common stock. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action would allow our common stock to become listed again, stabilize the market price, improve the liquidity of our common stock, or prevent future non-compliance with the listing requirements. A delisting of our securities from Nasdaq may materially impair our stockholders’ ability to buy and sell our securities and could have an adverse effect on the market price of, and the efficiency of the trading market for, our securities.

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

Our products must comply with certain requirements of the U.S. Federal Communications Commission (“FCC”) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union (“EU”), Japan, China and other jurisdictions. Our first-person view products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive (the “RoHS Directive”) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. This directive restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States. We are, or may in the future be, subject to these laws and regulations.

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

The U.S. government has indicated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain trade agreements and treaties with China, countries in EMEA and other countries. These changes could include the imposition of additional tariffs on a wide range of products. Policy changes in the United States or other countries, such as the tariffs already proposed, implemented, and threatened, present risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross profit of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

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

Companies in the electronics, wireless communications, semiconductor, IT, and display industries steadfastly pursue and protect intellectual property rights, often resulting in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically, other companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

Our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we own 36 granted United States and foreign patents and 16 pending United States and foreign patent applications. The U.S. patents and patent applications include claims to, among other things, a drone, a printed circuit board, and head-mounted display technology. We apply for patents covering our products, services, technologies, and designs as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. The Company’s Board of Directors as well as its Chief Technology Officer, Chief Information Security Officer, and Chief Financial Officer are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes, and practices for assessing, identifying, managing and mitigating material risks from cybersecurity threats.

Risk Assessment and Management

We rely on a multidisciplinary team, including our information security function, management, and third-party service providers to identify, assess, remediate and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, utilizing internal and external audits, and conducting threat and vulnerability assessments.

At least annually, we review our security controls and address information security vulnerabilities, conduct security testing, and assess our external sources for their security risk (e.g., security incidents, data security, security controls, third parties, etc.). The results of the assessment are used to drive alignment and prioritization of initiatives to enhance our security posture, improve security processes, and to manage a broader enterprise-level risk program that is presented to the Board of Directors, the Audit Committee, and members of management.

The Company maintains various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats against our information systems and data. These include:

•	incident detection and response
•	vulnerability management
•	disaster recovery plans
•	internal controls within our accounting and financial reporting functions
•	encryption of data
•	network security controls
•	access controls
•	physical security
•	asset management
•	systems monitoring
•	vendor risk management program
•	employee training.

Notwithstanding the approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. Refer to Item 1A for a discussion of cybersecurity risks.

Governance

Our Board of Directors is responsible for overseeing our enterprise risk management activities, and each of our Board committees assists the Board in the role of risk oversight. The full Board receives an update on the Company’s risk management process and the risk trends related to cybersecurity at least annually. The Audit Committee specifically assists the Board of Directors in its oversight of risks related to cybersecurity.

ITEM 2. PROPERTIES

We lease all properties where our business is operated. We believe that these properties are adequate for the purposes for which they are used. All leases are with unaffiliated third parties. We believe that the loss of any lease would not have a material adverse effect on our operations, as we believe that we could identify and lease comparable facilities upon approximately equivalent terms. The Company has the following operating leases for real estate locations where it operates:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2030
San Juan, Puerto Rico	$5,647	June 2027
Grantsville, Utah	$1,000	December 2026

The South Salt Lake, Utah facility has approximately 22,000 square feet and is used for our manufacturing. The San Juan, Puerto Rico facility has approximately 3,600 square feet and is used for administrative purposes. The Grantsville, Utah property is approximately one acre and is used for drone flight operations and testing.

These lease agreements have remaining terms up to 6.67 years, including options to extend certain leases for up to six years.

The weighted average remaining lease term as of April 30, 2024 was 6.16 years. The Company used a discount rate of 12% to calculate its lease liability at April 30, 2024. Future lease payment obligations at April 30, 2024 were as follows:

Fiscal Year Ended:
2025	$366,853
2026	372,449
2027	372,880
2028	293,334
2029	280,080
Thereafter	443,460
Total	$2,129,056

ITEM 3. LEGAL PROCEEDINGS

On September 29, 2022, we, and our wholly owned subsidiary Teal Drones, Inc., initiated a legal proceeding (the “Lawsuit”) against Autonodyne LLC (“Autonodyne”) and its principal equity owner Daniel Schwinn (“Schwinn”), in Delaware Chancery Court. The case is captioned as Red Cat Holdings, Inc., et al. v. Autonodyne LLC, et al., C.A. No. 2022-0878. The case arises from Autonodyne’s unilateral purported termination of a software licensing agreement entered between Teal Drones and Autonodyne in May 2022. Before the defendants answered, we filed a First Amended Complaint on December 5, 2022, which the defendants moved to dismiss. The court partially granted that motion, dismissing the claims asserted against Autonodyne, but not against Schwinn. For jurisdictional reasons, the case subsequently was transferred to Delaware Superior Court. The Lawsuit alleges a cause of action against Schwinn for Tortious Interference with Contractual Relations and Prospective Contractual Relations, concerning a Software Licensing Agreement between Teal Drones and Autonodyne. No discovery or other significant developments in the Lawsuit have occurred.

On May 9, 2024, Autonodyne LLC filed a complaint against wholly-owned Red Cat subsidiary Teal Drones, Inc. in the Superior Court of the State of Delaware. The Complaint alleges a single cause of action, asserting that Teal breached a Software Licensing Agreement between it and Autonodyne (the “SLA”) by disclosing confidential information contained in the SLA. Autonodyne alleges that it rightfully terminated the SLA, and at that point it became entitled to $8.25 million of accelerated payments, pursuant to section 14.4(e) of the SLA. Teal Drones has answered the Complaint, but no discovery has been served yet. As any litigation is subject to many uncertainties, it is not possible to predict the ultimate outcome of this claim or to estimate the loss, if any, which may result. Accordingly, the outcome of the claim is not yet determinable, and the extent to which an outflow of funds may be required to settle this possible obligation cannot be reliably determined. The Company plans to vigorously assert defenses to the complaint.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market (“Nasdaq”) since April 30, 2021 under the symbol “RCAT”.

The last reported sales price of our common stock on August 5, 2024 was $1.98.

Holders

As of August 5, 2024, there were 127 stockholders of record of our common stock.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this Annual Report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial data included elsewhere in this Annual Report on Form 10-K. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For more information regarding forward-looking statements, please refer to the discussion above under the heading “Forward-Looking Statements.”

Recent Developments

Corporate developments during the two years ended April 30, 2024 include:

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

On December 11, 2023, the Company completed a firm commitment underwritten public offering with ThinkEquity of 18,400,000 shares of common stock which generated gross and net proceeds of $9.2 and $8.4 million, respectively.

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

Following the Teal acquisition in August 2021, we concentrated on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise segment and the Consumer segment to focus on the unique opportunities in each sector. The Enterprise segment’s initial strategy was to provide UAVs to commercial enterprises, and the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, the segment narrowed its near-term attention on the military and other government agencies. Skypersonic's technology has been redirected to military applications and its operations consolidated into Teal.

The Enterprise segment’s current business strategy is focused on providing integrated robotic hardware and software for use across a variety of applications. Its solutions provide critical situational awareness and actionable intelligence to on-the-ground warfighters and battlefield commanders as well as firefighters and public safety officials. Our Enterprise segment’s efforts are centered on developing and scaling an American made family of systems. We have since completed construction of a manufacturing facility in Salt Lake City and believe that an increased focus by the United States government and American businesses on purchasing products that are “Made in America” provide our Enterprise segment with a competitive advantage.

On February 16, 2024, we closed the sale of our Consumer segment, consisting of Rotor Riot and Fat Shark, to Unusual Machines. The sale reflects our decision to focus our efforts and capital on defense where we believe there are more opportunities to create long term shareholder value.

Results of Operations

The analysis of the Company's results of operations for the year ended April 30, 2024 ("Fiscal 2024") compared to the year ended April 30, 2023 ("Fiscal 2023") includes only the Company’s Enterprise segment as our Consumer segment was divested in February 2024. At the end of Fiscal 2023, the Company recognized an impairment loss of $2,826,918 related to Skypersonic goodwill which was written down to zero. In addition, its operations were consolidated into Teal. Skypersonic's operating results represented 0% and 2% of consolidated revenues and operating loss for Fiscal 2024. Based on its immateriality, Skypersonic is not included in the operating analysis set forth below.

Discussion and Analysis of Fiscal 2024 compared to Fiscal 2023

Revenues

Consolidated revenues totaled $17,836,382 during the year ended April 30, 2024 (or the "2024 period") compared to $4,620,834 during the year ended April 30, 2023 (or the "2023 period") representing an increase of $13,215,548, or 286%. The increase primarily related to higher product revenue related to the launch of the Teal 2 in April 2023. Product revenue totaled $13,588,372 during the year ended April 30, 2024 compared to $3,012,470 during the year ended April 30, 2023 representing an increase of $10,575,902, or 351%. The increase in revenue also partially related to increased contract revenues during the 2024 period. Contract revenues totaled $4,173,005 during the 2024 period compared to $1,312,427 during the 2023 period, representing an increase of $2,860,578, or 218%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Profit

Consolidated gross profit totaled $3,680,546 during the 2024 period compared to negative $834,311 during the 2023 period representing an increase of $4,514,857, or 541%. On a percentage basis, gross profit was 21% during the 2024 period compared to negative 18% during the 2023 period. The percentage basis increase in gross profit in the 2024 period primarily related to obsolete inventory write-offs that occurred during the 2023 period. Additionally, lower manufacturing levels in the 2023 period resulted in higher relative overhead costs compared to the 2024 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross profits. As production levels increase, our fixed overhead costs, including labor, are expected to be allocated to a greater number of drones which is expected to drive our per-drone production costs lower and increase gross profits.

Operating Expenses

Research and development expenses totaled $5,896,037 during the 2024 period compared to $5,595,281 during the 2023 period, representing an increase of $300,756, or 5%. Supplies and materials expense totaled $2,017,979 in the 2024 period compared to $1,444,051 in the 2023 period. This increase of $573,928, or 40%, primarily related to increased efforts in developing new products and represented substantially all of the total increase in research and development costs.

Sales and marketing costs totaled $4,568,617 during the 2024 period compared to $3,731,776 during the 2023 period, representing an increase of $836,841 or 22%. The increase was driven by higher payroll expenses to support increased sales efforts of the Teal 2.

General and administrative expenses totaled $10,679,105 during the 2024 period compared to $12,383,470 during the 2023 period, representing a decrease of $1,704,365 or 14%. The decrease primarily related to lower professional fees.

During the 2024 period, we incurred stock-based compensation costs of $3,609,267 compared to $3,656,724 in the 2023 period, resulting in a decrease of $47,457 or 1%.

Other Income

Other expense totaled $3,650,484 during the 2024 period compared to $1,004,887 during the 2023 period, representing a decrease of $2,645,597 or 263%. During the 2024 period, the divestiture of the Consumer segment resulted in a gain of $9,642,427, impairment of $11,353,875, and an equity method loss of $503,625. Additionally, during the 2024 period, the Company was awarded a manufacturing modernization grant from the State of Utah for $750,000 of which $675,000 is attributable to the 2024 period.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $21,526,696 for the 2024 period compared to $26,376,643 for the 2023 period, resulting in a decrease of $4,849,947 or 18%. Total operating expenses totaled $21,556,758 for the 2024 period compared to $24,537,445 for the 2023 period. The decrease in operating expenses was offset by the increase in other expense. Higher gross profit is attributable to the decrease in net loss from continuing operations.

Results of Discontinued Operations

Net loss from discontinued operations totaled $2,525,933 for the 2024 period compared to $1,730,386 for the 2023 period, representing an increase of $795,547, or 46%. Net loss for Fat Shark totaled $1,365,707 for the 2024 period, compared to $543,962 for the 2023 period, representing an increase of $821,745 or 151%, and represents 103% of the total increase in net loss from discontinued operations. Fat Shark’s results were adversely impacted by a charge of $1,244,920 during the 2024 period related to the write-off of excess quantities of Dominator inventory based on sales volumes. Net loss for Rotor Riot totaled $1,160,226 for the 2024 period compared to $1,186,424 for the 2023 period, representing a decrease of $26,198 or 2%.

Cash Flows

Operating Activities

Net cash used in operating activities was $17,687,063 during the 2024 period compared to net cash used in operating activities of $24,313,674 during the 2023 period, representing a decrease of $6,626,611 or 27%. The decreased use of cash primarily related to timing of accounts receivable receipts for government customers. Net cash used in operations, net of non-cash expenses, totaled $8,512,449 during the 2024 period, compared to $7,784,364 during the 2023 period, resulting in an increase of $728,085, or 9%. Net cash used related to changes in operating assets and liabilities totaled $4,672,816 during the 2024 period, compared to $5,721,395 during the 2023 period, representing a decrease of $1,048,579 or 18%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash provided by investing activities was $13,567,078 during the 2024 period compared to net cash provided by investing activities of $29,590,235 during the 2023 period, resulting in a decrease of $16,023,157 or 54%. Proceeds of $12,826,217 and $32,290,448 from the sale of marketable securities were used to fund operations during the 2024 period and the 2023 period, respectively.

Financing Activities

Net cash provided by financing activities totaled $7,802,076 during the 2024 period compared to net cash used in financing activities of $1,215,325 during the 2023 period. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the fiscal 2024 period, the company received net proceeds from issuance of common stock of $8,395,600.

Liquidity and Capital Resources

At April 30, 2024, the Company reported current assets totaling $22,397,549, current liabilities totaling $3,651,130 and net working capital of $18,746,419. Cash totaled $6,067,169 at April 30, 2024. Inventory related balances, including pre-paid inventory, totaled $8,610,125.

Going Concern

The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the year ended April 30, 2024, the Company incurred a net loss from continuing operations of $21,526,696 and used cash in operating activities of continuing operations of $17,687,063. As of April 30, 2024, working capital for continuing operations totaled $18,746,419. These financial results and our financial position at April 30, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. On December 11, 2023, we completed a public offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000. Subsequent to year end, the Company sold its equity method investment for $4,400,000. In addition, the Company’s operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. The Company’s manufacturing facility is scaling production and gross profits are projected to increase. If necessary, the Company will seek to obtain additional debt financing for which there can be no guarantee. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Significant estimates reflected in these financial statements include those used to (i) complete purchase price accounting for acquisitions, (ii) the evaluation of long-term assets, including goodwill, for impairment, and (iii) the evaluation of other-than-temporary-impairment of equity method investments.

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

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross profit, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RED CAT HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Red Cat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Cat Holdings, Inc. (the “Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audits of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Intangibles

As discussed in Note 8 to the financial statements, the Company acquired various businesses which resulted in the recording of significant amounts of goodwill and intangible assets. The intangible assets management identified consisted of proprietary technology and tradenames. Management determined the fair value of the intangible assets using a discounted cash flow model. Key assumptions used the model to determine fair value were cash flow projections, the discount rate, long-term growth rates, effective tax rate and the estimated periods to be benefitted of the identifiable intangible assets with definite lives.

We identified the valuation of goodwill and intangible assets for the businesses acquired as a critical audit matter because of the significant assumptions management makes in determining the estimates. Auditing management’s assumptions involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, as management’s assumptions are subjective, and changes in these assumptions could have a significant impact on the fair value of the businesses acquired.

Our audit procedures related to the Company’s valuation of goodwill and intangible assets for the businesses acquired included the following, among others:

We evaluated the reasonableness of management’s cash flow projections by comparing management’s prior forecasts to historical results for the Company, as well as inquiry of management of the reporting unit regarding the expected future operations, review of publicly available industry information, and testing the completeness and accuracy of the data used in the projections.

Additionally, we evaluated the reasonableness of management’s use of various rates and other assumptions by comparing them to comparable companies and market data.

Finally, we evaluated the estimated periods to be benefitted of the identifiable intangible assets with definite lives by comparing to comparable companies and market data, as well as recalculating the current and accumulated amortization.

/s/ dbbmckennon

We have served as the Company’s auditor since 2024.

Newport Beach, California

August 8, 2024

 RED CAT HOLDINGS, INC.

Consolidated Balance Sheets

	April 30,	April 30,
	2024	2023
ASSETS		(As restated)
Current assets
Cash	$6,067,169	$3,173,649
Marketable securities	—	12,814,038
Accounts receivable, net	4,361,090	719,862
Inventory	8,007,237	8,920,573
Other	3,962,053	1,263,735
Current assets of discontinued operations	—	5,283,155
Total current assets	22,397,549	32,175,012

Goodwill	9,088,550	17,012,832
Intangible assets, net	3,794,389	6,893,115
Equity method investee	5,142,500	—
Note receivable	4,000,000	—
Property and equipment, net	2,340,684	2,650,358
Other	293,126	303,180
Operating lease right-of-use assets	1,480,814	1,600,434
Long-term assets of discontinued operations	—	108,397
Total long-term assets	26,140,063	28,568,316

TOTAL ASSETS	$48,537,612	$60,743,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,580,422	$1,392,550
Accrued expenses	1,069,561	409,439
Debt obligations - short term	751,570	922,138
Customer deposits	53,939	155,986
Operating lease liabilities	195,638	159,423
Current liabilities of discontinued operations	—	1,010,501
Total current liabilities	3,651,130	4,050,037

Operating lease liabilities	1,321,952	1,481,967
Debt obligations - long term	—	401,569
Long-term liabilities of discontinued operations	—	41,814
Total long-term liabilities	1,321,952	1,925,350
Commitments and contingencies

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; issued and outstanding 4,676 and 986,676	47	9,867
Common stock - shares authorized 500,000,000; issued and outstanding 74,289,351 and 54,568,065	74,289	54,568
Additional paid-in capital	124,616,305	112,642,726
Accumulated deficit	(81,130,732)	(57,078,103)
Accumulated other comprehensive income (loss)	4,621	(861,117)
Total stockholders' equity	43,564,530	54,767,941
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,537,612	$60,743,328

See accompanying notes.

RED CAT HOLDINGS, INC.

Consolidated Statements of Operations

	Year ended April 30,
	2024	2023
		(As restated)
Revenues	$17,836,382	$4,620,834

Cost of goods sold	14,155,836	5,455,145

Gross profit (loss)	3,680,546	(834,311)

Operating Expenses
Research and development	5,896,037	5,595,281
Sales and marketing	4,568,617	3,731,776
General and administrative	10,679,105	12,383,470
Impairment loss	412,999	2,826,918
Total operating expenses	21,556,758	24,537,445
Operating loss	(17,876,212)	(25,371,756)

Other (income) expense
Gain on divestiture of consumer segment	(9,642,427)	—
Impairment on equity method investment	11,353,875	—
Equity method loss	503,625	—
Investment loss (income), net	651,943	(82,798)
Interest expense	68,609	122,004
Other, net	714,859	965,681
Other (income) expense	3,650,484	1,004,887

Net loss from continuing operations	(21,526,696)	(26,376,643)

Loss from discontinued operations	(2,525,933)	(1,730,386)
Net loss	$(24,052,629)	$(28,107,029)

Loss per share - basic and diluted
Continuing operations	$(0.36)	$(0.49)
Discontinued operations	(0.04)	(0.03)
Loss per share - basic and diluted	$(0.40)	$(0.52)

Weighted average shares outstanding - basic and diluted	60,118,675	53,860,199

See accompanying notes.

RED CAT HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2022, as restated	986,676	$9,867	53,748,735	$53,749	$109,471,010	$(28,971,074)	$(1,470,272)	$79,093,280

Stock based compensation	—	—	—	—	3,656,724	—	—	3,656,724

Vesting of restricted stock units	—	—	779,498	779	(523,606)	—	—	(522,827)

Shares issued for services	—	—	39,832	40	38,598	—	—	38,638

Unrealized gain on marketable securities	—	—	—	—	—	—	610,129	610,129

Currency translation adjustments	—	—	—	—	—	—	(974)	(974)

Net loss	—	—	—	—	—	(28,107,029)	—	(28,107,029)

Balances, April 30, 2023, as restated	986,676	$9,867	54,568,065	$54,568	$112,642,726	$(57,078,103)	$ (861,117)	$54,767,941

Stock based compensation	—	—	—	—	3,609,267	—	—	3,609,267

Vesting of restricted stock units	—	—	446,717	447	(33,701)	—	—	(33,254)

Conversion of preferred stock	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Issuance of common stock through ATM facility, net	—	—	53,235	53	9,159	—	—	9,212

Exercise of stock options	—	—	3,000	3	2,652	—	—	2,655

Public offering, net of $804,400 of issuance costs	—	—	18,400,000	18,400	8,377,200	—	—	8,395,600

Unrealized gain on marketable securities	—	—	—	—	—	—	864,165	864,165

Currency translation adjustments	—	—	—	—	—	—	1,573	1,573

Net loss	—	—	—	—	—	(24,052,629)	—	(24,052,629)

Balances, April 30, 2024	4,676	$47	74,289,351	$74,289	$124,616,305	$(81,130,732)	$4,621	$43,564,530

See accompanying notes.

RED CAT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	Year ended April 30,
	2024	2023
Cash Flows from Operating Activities		(As restated)
Net loss	$(24,052,629)	$(28,107,029)
Net loss from discontinued operations	(2,525,933)	(1,730,386)
Net loss from continuing operations	(21,526,696)	(26,376,643)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation - options	2,619,501	1,617,982
Stock based compensation - restricted units	989,766	2,038,742
Common stock issued for services	—	38,638
Amortization of intangible assets	854,311	654,527
Realized loss from sale of marketable securities	851,986	296,012
Depreciation	568,813	311,545
Gain on divestiture of consumer segment	(9,642,427)	—
Impairment on equity method investment	11,353,875	—
Equity method loss	503,625	—
Impairment on goodwill and intangible assets	412,999	2,826,918
Changes in operating assets and liabilities
Accounts receivable	(3,641,228)	(288,986)
Inventory	913,336	(5,707,525)
Other	(2,688,264)	559,660
Operating lease right-of-use assets and liabilities	(4,180)	25,733
Customer deposits	(102,047)	(136,628)
Accounts payable	187,872	434,803
Accrued expenses	661,695	(608,452)
Net cash used in operating activities of continuing operations	(17,687,063)	(24,313,674)

Cash Flows from Investing Activities
Proceeds from divestiture of consumer segment	1,000,000	—
Purchases of property and equipment	(259,139)	(2,450,213)
Proceeds from sale of marketable securities	12,826,217	32,290,448
Investment in SAFE agreement	—	(250,000)
Net cash provided by investing activities of continuing operations	13,567,078	29,590,235

Cash Flows from Financing Activities
Proceeds from issuance of common stock:
Public offering, net	8,395,600	—
ATM facility, net	9,212	—
Payments under debt obligations	(572,137)	(606,897)
Payments of taxes related to equity transactions	(33,254)	(581,775)
Exercise of stock options	2,655	—
Proceeds from related party obligations	—	13,404
Payments under related party obligations	—	(40,057)
Net cash provided by (used in) financing activities of continuing operations	7,802,076	(1,215,325)

Discontinued operations
Operating activities	(875,227)	(4,885,746)
Investing activities	—	—
Financing activities	—	—
Net cash used in discontinued operations	(875,227)	(4,885,746)

Net increase (decrease) in Cash	2,806,864	(824,510)
Cash, beginning of period	3,260,305	4,084,815
Cash, end of period	6,067,169	3,260,305
Less: Cash of discontinued operations	—	(86,656)
Cash of continuing operations, end of period	6,067,169	3,173,649

Cash paid for interest	70,177	122,103
Cash paid for income taxes	—	—

Non-cash transactions
Equity method investment from divestiture of consumer segment	$17,000,000	$—
Note receivable from divestiture of consumer segment	$4,000,000	$—
Unrealized gain on marketable securities	$864,165	$610,129
Conversion of preferred stock into common stock	$9,820	$—
Shares withheld as payment of note receivable	$—	$18,449
Taxes related to net share settlement of equity awards	$—	$32,468

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 April 30, 2024 and 2023

Note 1 – The Business

The Company was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its wholly owned operating subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (“FPV”) drones and equipment, primarily to consumers. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark Holdings (“Fat Shark”), a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provided hardware and software solutions that enable drones to complete inspection services in locations where GPS is either denied or not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal Drones (“Teal”), a leader in commercial and government Unmanned Aerial Vehicles (“UAV”) technology. The purchase price was $10,011,279.

Following the Teal acquisition in August 2021, we concentrated on integrating and organizing these businesses. Effective May 1, 2022, we established the Enterprise segment (“Enterprise”) and the Consumer segment (“Consumer”) to focus on the unique opportunities in each sector. Enterprise's initial strategy was to provide UAVs to commercial enterprises, and the military, to navigate dangerous military environments and confined industrial and commercial interior spaces. Subsequently, Enterprise narrowed its near-term attention on the military and other government agencies. Skypersonic's technology has been redirected to military applications and its operations consolidated into Teal.

On December 11, 2023, the Company completed a firm commitment underwritten public offering with ThinkEquity of 18,400,000 shares of common stock which generated gross proceeds of $9,200,000 and net proceeds of approximately $8,400,000.

On February 16, 2024, we closed the sale of our Consumer segment, consisting of Rotor Riot and Fat Shark, to Unusual Machines. The sale reflects the Company's decision to focus its efforts and capital on defense where it believes that there are more opportunities to create long term shareholder value. See Note 3 and Note 9.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Certain prior period amounts have been restated to conform to the current year presentation.

Restatement of Previously Issued Consolidated Financial Statements – The Company’s Consolidated Balance Sheet as of April 30, 2023, Consolidated Statement of Operations, Stockholders’ Equity and Cash Flows for the year then ended, and its Notes to the Consolidated Financial Statements for the year ended April 30, 2023, which were originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 27, 2023 (the “Original Form 10-K”), have been restated. The Company revised its accounting estimate of the life of an operating lease that was previously reported in its Original Form 10-K. Upon further evaluation, the Company determined that prior year adjustments were necessary. These Consolidated Financial Statements were restated to reflect a change in accounting estimate of the life of the operating lease under FASB ASC Topic 842 from three to nine years. Additionally, the Company revised its financial statements to remove derivative liabilities due to erroneously reporting warrants from our convertible note financings, as described in Note 18, as having a derivative component.

The impacts of these restatements are detailed in the tables below:

	Consolidated Balance Sheet As of April 30, 2023
	Originally Reported	As Restated	Change

Operating lease right-of-use assets	$620,307	$1,600,434	$980,127
Total long-term assets	28,018,078	28,568,316	550,238
Operating lease liabilities, current	281,797	159,423	(122,374)
Warrant derivative liability	588,205	—	(588,205)
Total current liabilities	4,760,616	4,050,037	(710,579)
Operating lease liabilities, long-term	379,466	1,481,967	1,102,501
Total long-term liabilities	822,849	1,925,350	1,102,501
Additional paid-in capital	109,993,100	112,642,726	2,649,626
Accumulated deficit	(54,586,793)	(57,078,103)	(2,491,310)
Total shareholders’ equity	54,609,625	54,767,941	158,316
Total liabilities and stockholders’ equity	$60,193,090	$60,743,328	$550,238

	Consolidated Statement of Operations For the year ended April 30, 2023
	Originally Reported	As Restated	Change

Change in fair value of derivative liability	$(1,019,292)	$—	$1,019,292
Net loss	$(27,087,737)	$(28,107,029)	$(1,019,292)

Amounts presented as originally reported as of April 30, 2023 are exclusive of Discontinued Operations with the exception of (i) change in fair value of derivative liability, (ii) net loss, and (iii) Consolidated Balance Sheet totals. The Consolidated Statement of Cash Flows is not presented above as there was no change in net cash used in operating activities of continuing operations.

Principles of Consolidation – Our consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal and Skypersonic as well as Rotor Riot and Fat Shark which were sold on February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, are accounted for using the equity method when the Company is able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.

The Consumer segment businesses are characterized as discontinued operations in these financial statements.  The operating results and cash flows of discontinued operations are separately stated in those respective financial statements. See Note 3.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) complete purchase price accounting for acquisitions, (ii) the evaluation of long-term assets, including goodwill, for impairment, and (iii) the evaluation of other-than-temporary-impairment of equity method investments.

Cash and Cash Equivalents – At April 30, 2024, we had cash of $6,067,169 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

Marketable Securities – Our marketable securities were classified and accounted for as available-for-sale securities. These securities were primarily invested in corporate bonds and were readily saleable, and therefore, we have classified them as short term. Our available-for-sale securities were carried at fair value with any unrealized gains and losses reported as a component of comprehensive income (loss). Once realized, any gains or losses were recognized in the statement of operations.

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $0 and $151,671 as of April 30, 2024 and April 30, 2023, respectively, and was included in other current assets. We did not write off any accrued interest income during the years ended April 30, 2024 and April 30, 2023.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of April 30, 2024 and 2023 were as follows:

	April 30,
	2024	2023
Customer A	53%	20%
Customer B	24%	*
Customer C	*	24%
Customer D	*	14%
Customer E	*	10%

* Accounts Receivable was less than 10%

As of April 30, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 28%, 23% and 10%, respectively. As of April 30, 2023, two customers accounted for equal to or greater than 10% of total revenue, totaling 22% and 20%, respectively.

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

The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, we utilize the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross profit, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services.

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

Property and equipment – Property and equipment is stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally: (i) furniture and fixtures - seven years, (ii) equipment and related - two to five years, and (iii) leasehold improvements – nine to fifteen years.

Equity Method Investment – The equity method of accounting is applied to investments in which the Company has an ownership interest of between 20% and 50%. The Company evaluates its equity method investments each reporting period for evidence of a loss in value that is other than a temporary decline. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company performed this analysis and concluded that its investment in UMAC was other-than-temporarily impaired and recognized an impairment charge of $11,353,875 for the year ended April 30, 2024.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $53,939 and $155,986 at April 30, 2024 and April 30, 2023, respectively. From time to time, non-recurring engineering contracts may involve the capitalization of engineering prototypes, classified as contract assets. Contract assets totaled $1,477,859 and $0 at April 30, 2024 and April 30, 2023, respectively.

The following table presents the Company’s revenue disaggregated by revenue type:

	Year Ended April 30,
	2024	2023
Contract related	$4,173,005	$1,312,427
Product related	13,663,377	3,308,407
Total	$17,836,382	$4,620,834

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, materials, and a proportionate share of overhead costs such as rent.

Product Warranty - The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was $372,000 and $90,000 as of April 30, 2024 and April 30, 2023 respectively.

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

Foreign Currency – The functional currency of our former international subsidiary, Skyset, was the local Italian currency. For that subsidiary, we translated assets and liabilities to U.S. dollars using period-end exchange rates, and average monthly exchange rates for revenues, costs, and expenses. We recorded translation gains and losses in accumulated other comprehensive income.

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the year ended April 30, 2024, comprehensive loss was $865,738 lower than net loss, related to unrealized gains on available-for-sale securities totaling $864,165 and foreign currency translation adjustments of $1,573. During the year ended April 30, 2023, comprehensive loss was $609,155 lower than net loss, related to unrealized gains on available-for-sale securities totaling $610,129, partially offset by foreign currency translation adjustments of $974.

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

	April 30, 2024	April 30, 2023
Series B Preferred Stock, as converted	3,896	822,230
Stock options	6,779,934	4,784,809
Warrants	2,275,999	1,539,999
Restricted stock	175,130	781,060
Total	9,234,959	7,928,098

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 20.

Liquidity and Going Concern – The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the year ended April 30, 2024, the Company incurred a net loss from continuing operations of $21,526,696 and used cash in operating activities of continuing operations of $17,687,063. As of April 30, 2024, working capital for continuing operations totaled $18,746,419. These financial results and our financial position at April 30, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. On December 11, 2023, we completed a public offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000 as further described in Note 1 and Note 16. In addition, the Company’s operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. The Company’s manufacturing facility is scaling production and gross profits are projected to increase. If necessary, the Company will seek to obtain additional debt financing for which there can be no guarantee. Subsequent to year end, as further described in Note 22, the Company sold its equity method investment for $4,400,000. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

Note 3 – Divestiture of Consumer Segment

On February 16, 2024, the Company closed the sale of Rotor Riot and Fat Shark to Unusual Machines. The sale was conducted pursuant to a Share Purchase Agreement dated November 21, 2022, as amended on April 13, 2023, July 10, 2023, and December 11, 2023 (the “SPA”). The transaction closed concurrently with UMAC’s initial public offering and listing on the NYSE American exchange (“IPO”) under the symbol “UMAC.”

The total consideration received by the Company was valued at $20 million and consisted of i) $1 million in cash, ii) $2 million in a secured promissory note (“Promissory Note”), iii) $17 million in securities of Unusual Machines, and iv) a post-closing adjustment for excess working capital.

Secured Promissory Note

The Promissory Note from Unusual Machines bears interest at a rate of 8% per year, is due 18 months from the date of issue, and requires monthly payments of interest due in arrears on the 15th day of each month. In the event of a Qualified Financing (defined as one or more related debt or equity financings by UMAC resulting in net proceeds of at least $5 million, other than UMAC’s completed IPO), the Company may require payment of this Promissory Note in whole or in part upon written notice given within 10 days of the Qualified Financing. During the occurrence and continuance of any event of default under the Note, The Company may, at its option, convert the amounts due under the Note to common stock of UMAC in whole or in part from time to time. The conversion price will be a 10% discount to the average daily volume weighted average price for UMAC’s common stock over the 10 days preceding the conversion price. Conversions under the Note will be limited such that no conversion may be made to the extent that, after giving effect to the conversion, the Company, together with its affiliates, would beneficially own in excess of 4.99% of UMAC’s common stock. This limit may be increased by the Company upon 61 days written notice.

Unusual Machines Securities

The $17 million worth of UMAC common stock was valued at the IPO price for UMAC’s common stock of $4.00 per share, resulting in 4,250,000 shares of UMAC common stock being issued to the Company (representing approximately 49% of UMAC’s issued and outstanding common stock after giving effect to the IPO and to the issuance of common stock to the Company upon closing of the IPO).

Working Capital

The purchase price was adjusted for working capital as of the closing date. Actual working capital excess amounts increased the principal amount of the Promissory Note dollar for dollar. Working capital as of closing was finalized at $2 million, as further described in Note 22.

The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for:

	Year ended April 30,
	2024	2023
Revenues	$4,213,653	$5,290,946

Cost of goods sold	4,577,980	4,793,430

Gross (Loss) Profit	(364,327)	497,516

Operating Expenses
Research and development	118,093	346,002
Sales and marketing	1,157,448	862,384
General and administrative	863,361	1,044,435
Total operating expenses	2,138,902	2,252,821
Operating loss	(2,503,229)	(1,755,305)

Other expense (income)
Interest expense	22,856	—
Other, net	(152)	(24,919)
Other expense (income)	22,704	(24,919)

Net loss from discontinued operations	$(2,525,933)	$(1,730,386)

Assets and liabilities for the Consumer segment included:

	April 30, 2024	April 30, 2023
Current assets
Cash	$—	$86,656
Accounts receivable, net	—	61,107
Inventory	—	3,065,954
Other	—	2,069,438
Total current assets	—	5,283,155

Intangible assets, net	—	20,000
Other	—	3,853
Operating lease right-of-use assets	—	84,544
Total long term assets	—	108,397

Current liabilities
Accounts payable	$—	$606,872
Accrued expenses	—	109,480
Customer deposits	—	244,688
Operating lease liabilities	—	49,461
Total current liabilities	—	1,010,501

Long term liabilities - Operating lease liabilities	—	41,814

Working capital	$—	$4,272,654

Note 4 – Marketable Securities

There were no marketable securities at April 30, 2024.

At April 30, 2023, marketable securities consisted solely of corporate bonds and were classified at Level 2 in the Fair Value Hierarchy. Fair value, cost basis, and unrealized losses totaled $12,814,038, $13,678,203, and $864,165 at April 30, 2023, respectively.

Note 5 – Inventories

Inventories consisted of the following:

	April 30, 2024	April 30, 2023
Raw materials	$5,750,324	$8,132,196
Work-in-process	1,289,997	509,381
Finished goods	966,916	278,996
Total	$8,007,237	$8,920,573

Note 6 – Other Current Assets

Other current assets included:

	April 30, 2024	April 30, 2023
Contract asset	$1,477,859	$—
Prepaid expenses	1,206,306	752,564
Grant receivable	675,000	—
Prepaid inventory	602,888	359,500
Accrued interest income	—	151,671
Total	$3,962,053	$1,263,735

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

Note 8 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	April 30, 2024			April 30, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,282,001	$(1,917,612)	$2,364,389	$4,967,000	$(1,271,112)	$3,695,888
Non-compete agreements	65,000	(65,000)	—	81,000	(56,667)	24,333
Customer relationships	—	—	—	39,000	(18,106)	20,894
Total finite-lived assets	4,347,001	(1,982,612)	2,364,389	5,087,000	(1,345,885)	3,741,115
Brand name	1,430,000	—	1,430,000	3,152,000	—	3,152,000
Total indefinite-lived assets	1,430,000	—	1,430,000	3,152,000	—	3,152,000
Total intangible assets, net	$5,777,001	$(1,982,612)	$3,794,389	$8,239,000	$(1,345,885)	$6,893,115

Proprietary technology and non-compete agreements are being amortized over six years and three years, respectively. Customer relationships are being amortized over seven years. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

As of April 30, 2024, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2025	$709,316
2026	709,316
2027	709,316
2028	236,441
2029	—
Thereafter	—
Total	$2,364,389

Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The composition of, and changes in goodwill, consist of:

Date	Entity	Goodwill
January 2020	Rotor Riot	$1,849,073
November 2020	Fat Shark	6,168,260
May 2021	Skypersonic	2,826,918
August 2021	Teal Drones	8,995,499
April 2023 - Impairment loss	Skypersonic	(2,826,918)
Balance at April 30, 2023		$17,012,832
February 2024 – Divestiture	Rotor Riot, Fat Shark	(7,924,282)
Balance at April 30, 2024		$9,088,550

Included in the amounts presented above is goodwill related to other insignificant transactions. Following the establishment of the Enterprise and Consumer segments, management evaluated the long-term business strategy of each segment. This resulted in the Enterprise segment narrowing its focus on the military and other government agencies. It was determined that Skypersonic's technology would be re-focused for the near term on military applications and consolidated into the operations of Teal. The Company completes a formal evaluation of the carrying value of its intangible assets, including goodwill, at the end of each fiscal year. Based on (i) the operating results for Skypersonic since its acquisition in May 2021, (ii) its consolidation into Teal, (iii) our current expectations of its future business conditions and trends, including its projected revenues, expenses, and cash flows, the Company recognized an impairment charge of $2,826,918 in April 2023. During FY2024, an impairment change of $412,999 was recognized related to Skypersonic’s proprietary technology.

Note 9 – Equity Method Investment

As of April 30, 2024, the Company owned a 46% interest in Unusual Machines. The primary business operations include selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements are prepared in accordance with GAAP. See Note 3 and Note 22 for additional information.

Financial information for UMAC is derived from UMAC’s Form 10-Q for the quarter ending March 31, 2024 and was as follows:

Current assets	$6,128,890
Long-term assets	18,099,802
Current liabilities	691,978
Long-term liabilities	2,313,896
Revenues	618,915
Gross profit	204,167
Net loss	$(1,106,001)

The Company’s investments in UMAC have been impacted by the following:

Initial investment, February 16, 2024	$17,000,000
Equity method loss	(503,625)
Impairment	(11,353,875)
Investment balance, April 30, 2024	$5,142,500

The computation of both the initial investment as of February 16, 2024 and investment balance as of April 30, 2024, is based on the fair market value of UMAC’s common stock.

Note 10 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	April 30, 2024	April 30, 2023
Equipment and related	$1,540,888	$1,386,373
Leasehold improvements	1,547,976	1,473,890
Furniture and fixtures	163,290	132,752
Accumulated depreciation	(911,470)	(342,657)
Net carrying value	$2,340,684	$2,650,358

Depreciation expense totaled $568,813 and $311,545 for the years ended April 30, 2024 and 2023, respectively.

Note 11 – Other Long-Term Assets

Other long-term assets included:

	April 30, 2024	April 30, 2023
SAFE agreement	$250,000	$250,000
Security deposits	43,126	53,180
Total	$293,126	$303,180

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company evaluates the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the year ended April 30, 2024.

Note 12 – Right of Use Assets and Liabilities

As of April 30, 2024, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 6.67 years, including options to extend certain leases for up to six years. Operating lease expense totaled $351,369 for the year ended April 30, 2024, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $4,950 for the year ended April 30, 2024.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$22,667	December 2024
San Juan, Puerto Rico	$5,647	June 2027
Grantsville, Utah	$1,000	December 2026

Supplemental information related to operating leases for the year ended April 30, 2024 was:

Operating cash paid to settle lease liabilities	$$350,162
Weighted average remaining lease term (in years)	2.16
Weighted average discount rate	12%

Future lease payments at April 30, 2024 were as follows:

Fiscal Year Ended:
2025	$366,853
2026	372,449
2027	372,880
2028	293,334
2029	280,080
Thereafter	443,460
Total	2,129,056
Imputed interest	(611,466)
Total liability	$1,517,590

Note 13 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at April 30, 2024 and April 30, 2023 totaled $370,537 and $895,709, respectively.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at April 30, 2024 and April 30, 2023 totaled $1,334 and $878, respectively.

C.	Vendor Agreement

In connection with the acquisition of Teal on August 31, 2021, the Company assumed an obligation with a contract manufacturing firm. The assumed balance of $387,500 was repaid in monthly installments of $37,500 and paid in full in July 2022.

D.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity, LLC. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at April 30, 2024 and April 30, 2023 totaled $27,495 and $66,586 respectively.

E.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at April 30, 2024 and April 30, 2023 totaled $3,538 and $11,412 respectively.

F.	Summary

Future annual principal payments at April 30, 2024 were as follows:

Fiscal Year Ended:
2025	751,570
Thereafter	—
Total	$751,570

Note 14 – Due to Related Party

In January 2020, in connection with the acquisition of Rotor Riot, the Company assumed a line of credit obligation of the seller, BRIT, LLC, totaling $47,853 which bore interest at 6.67% annually. The remaining balance of $37,196 plus accrued interest totaling $292 was paid in October 2022.

Note 15 – Income Taxes

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

At April 30, 2024 and April 30, 2023, we had accumulated deficits of approximately $81,100,000 and $54,600,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $15,004,000 and $10,101,000, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at April 30, 2024 and April 30, 2023.

Note 16 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2022 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock to employees, net of shares withheld of 273,874 to pay taxes and 9,000 to repay a Note	653,308
Vesting of restricted stock to Board of Directors	116,507
Vesting of restricted stock to consultants	9,683
Shares issued for services	39,832
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 27,189 to pay taxes	192,742
Vesting of restricted stock to Board of Directors	252,214
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Issuance of common stock through ATM facilities	53,235
Issuance of common stock through public offering	18,400,000
Exercise of stock options	3,000
Shares outstanding as of April 30, 2024	74,289,351

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

During the year ended April 30, 2024, we sold an aggregate of 53,235 shares of common stock under the 2023 ATM Facility, at an average price of $1.07 per share, for gross proceeds of approximately $57,000 and net proceeds of approximately $55,700, after deducting commissions and other offering expenses payable by us. Additionally, the Company incurred legal fees of approximately $46,000 establishing the 2023 ATM Facility. In December 2023, the Prospectus Supplement dated August 8, 2023 was amended to change the aggregate offering price under the ATM facility to up to $4,375,000.

As of April 30, 2024, approximately $4,318,000 of common stock remained available to be sold under the 2023 ATM Facility, subject to certain conditions as specified in the sales agreement.

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

Note 17 – Preferred Stock

Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at April 30, 2024 totaled 4,676 which are convertible into 3,896 shares of common stock.

Note 18 – Warrants

The Company issued 5 year warrants to investors in connection with two convertible note financings. The warrants have an exercise price of $1.50. The warrants were valued using the multinominal lattice The value of the warrants was included in the determination of the initial accounting for each financing.

A summary of the warrants issued and their fair values were:

	Upon Issuance		Outstanding at April 30, 2024
Date of Transaction	Number of Warrants	Initial Fair Value	Number of Warrants	Fair Value
October 2020	399,998	$267,999	266,666	$209,938
January 2021	675,000	$2,870,666	540,000	$443,242

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

In December 2023, the Company issued warrants to purchase 736,000 shares of common stock to the placement agent of its common stock offering. The warrants have a five-year term and an exercise price of $0.625.

The following table presents the range of assumptions used to estimate the fair values of the stock warrants granted during the fiscal years ended April 30:

	2024	2023
Risk-free interest rate	4.25%	—
Expected dividend yield	—	—
Expected term (in years)	5.00	—
Expected volatility	205.50%	—

The following table summarizes the changes in warrants outstanding since April 30, 2022.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—	$—
Exercised	—	—
Outstanding as of April 30, 2023	1,539,999	3.38	2.89	$—
Granted	736,000	0.63
Exercised	—	—
Outstanding at April 30, 2024	2,275,999	$2.49	2.77	$666,080

Note 19 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 11,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the year ended April 30 was:

	2024	2025
Exercise Price	$0.72 – 1.12	$0.89 – 2.38
Stock price on date of grant	0.70 – 1.12	0.89 – 2.38
Risk-free interest rate	3.46 – 4.41%	3.34 – 4.18%
Dividend yield	—	—
Expected term (years)	5.28 – 8.25	6.25 – 8.25
Volatility	206.99 – 262.07%	245.57 – 260.06%

A summary of options activity under the Plan since April 30, 2022 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2022	3,694,142	$2.17	8.56	1,407,545
Granted	1,503,500	1.40
Exercised	—	—
Forfeited or expired	(412,833)	2.67
Outstanding as of April 30, 2023	4,784,809	1.88	8.72	74,586
Granted	2,903,542	1.02
Exercised	(3,000)	0.89
Forfeited or expired	(905,417)	2.27
Outstanding as of April 30, 2024	6,779,934	1.46	8.02	2,762,242
Exercisable as of April 30, 2024	3,578,756	$1.78	6.77	$1,246,497

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of April 30, 2024 and April 30, 2023, there was $943,648 and $2,940,239 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.95 and 1.94 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2022 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2022	1,083,675	$2.59
Granted	780,884	2.14
Vested	(1,062,372)	2.42
Forfeited	(21,127)	2.13
Unvested and outstanding as of April 30, 2023	781,060	2.44
Granted	298,643	1.06
Vested	(485,024)	1.92
Forfeited	(419,549)	2.09
Unvested and outstanding as of April 30, 2024	175,130	$2.09

C.	Stock Compensation

Stock compensation expense by functional operating expense was:

	2024	2023
Research and development	$395,105	$692,947
Sales and marketing	562,110	566,153
General and administrative	2,652,052	2,397,624
Total	$3,609,267	$3,656,724

Stock compensation expense pertaining to options totaled $2,619,501 and $1,617,982 for the year ended April 30, 2024 and 2023, respectively. Stock compensation expense pertaining to restricted stock totaled $989,766 and $2,038,742 for the year ended April 30, 2024 and 2023, respectively.

Note 20 - Related-Party Transactions

In January 2022, the Company entered into a note agreement with an employee in the principal amount of $510,323, as further described in Note 7.

In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 3 and Note 9. UMAC’s Chief Executive Officer is a direct relative of a member of the Company’s management.

Additional related party transactions are disclosed in Note 14.

Note 21 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of April 30, 2024.

One pending legal matter is an action filed against Teal and the Company in a U.S. District Court in California. The complaint asserts claims for breach of contract, and the unlawful conversion and sale of shares of common stock that plaintiff alleges to have purchased in Teal prior to its acquisition by the Company. The complaint also alleges breach of fiduciary duty and seeks in excess of $1 million in damages. The Company plans to vigorously assert defenses to the complaint.

Another pending legal matter is an action filed against Teal in a U.S. District Court in Delaware. The complaint asserts claims for breach of contract which management denies. We are asserting vigorous defenses to the complaint. Additionally, the Company has filed a lawsuit against the complainant for Tortious Interference with Contractual Relations and Prospective Contractual Relations. No discovery or other significant developments in the Lawsuit have occurred.

Note 22 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:

As described in Note 3, the SPA pertaining to the divestiture of the Consumer segment provided that the purchase price was to be increased on a dollar-for-dollar basis by the amount by which the working capital exceeded the agreed working capital (the “Working Capital Adjustment”). After negotiations between the parties, it was determined in July 2024 that UMAC owed the Company $2,000,000 as a Working Capital Adjustment.

As a result, UMAC issued the Company $4,000,000 of its 8% Promissory Notes due November 30, 2025 (the “New Notes”) reflecting (i) satisfaction and settlement of working capital adjustments and (ii) a maturity date extension to November 30, 2025.

On July 22, 2024, the Company sold all of its securities in UMAC to two unaffiliated third-party purchasers (the “Purchasers”). As part of the transaction, on July 22, 2024, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with UMAC pursuant to which the Company exchanged 4,250,000 shares of UMAC’s common stock, par value $0.001 per share, for 4,250 shares of UMAC’s newly designated Series A Convertible Preferred Stock (the “Series A”). The Company sold the Series A and the New Notes to the Purchasers for $4.4 million in cash pursuant to a Purchase Agreement in a transaction that closed on July 22, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our CEO (principal executive officer) and CFO (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of April 30, 2024.

The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2024.

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

Management assessed our internal control over financial reporting as of April 30, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective, specifically pertaining to the year ended April 30, 2023 for which we restated items related to right of use assets and liabilities as well as the removal of the derivative liabilities. The Company is currently in the process of formalizing narratives and processes which are expected to mitigate these weaknesses, and has hired additional personnel to strengthen the internal control environment.

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

Changes In Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the year ended April 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended April 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a Corporate Code of Conduct and Ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:

•	honest and ethical conduct;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in our other public communications;

•	compliance with applicable laws, rules and regulations, including insider trading compliance; and

•	accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

You may obtain a copy of our Corporate Code of Conduct and Ethics on our website at www.redcat.red under Company — Investor Relations — Governance — Governance Documents. The Compliance Committee, which is composed of our Chief Executive Officer and Chief Financial Officer, is responsible for reviewing the Corporate Code of Conduct and Ethics and amending as necessary. Any amendments will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Director Compensation Table,” “Non-Employee Director Compensation Arrangements,” and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included under the captions “Security Ownership of Certain Beneficial Owners and Management” and “2019 Equity Incentive Plan” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will be included under the captions “Certain Relationships and Related Transactions, and Director Independence,” “Director Compensation Table,” “Non-Employee Director Compensation Arrangements,” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will be included under the caption “Fees Paid to Auditors” in the Proxy Statement and is incorporated herein by reference.

 PART IV

ITEM 15  . EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit B to the Company’s Schedule 14C Information Statement filed with the SEC on July 2, 2019)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2020)
4.2#*	Form of Stock Option Agreement
4.3#*	Form of Restricted Share Unit Award Agreement
10.1#*	2019 Equity Incentive Plan
10.2#	First Amendment to Executive Employment Agreement with Jeffrey Thompson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023).
10.3#	First Amendment to Executive Employment Agreement with Allan Evans (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023).
10.4	Amendment No. 2 to Share Purchase Agreement Amendment dated March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 14, 2023).

10.6	ATM Sales Agreement with ThinkEquity LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023).
10.7	Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2023).
10.8	Amendment No. 3 to Share Purchase Agreement dated September 18, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023)
10.9	Amendment No. 4 to Share Purchase Agreement with Unusual Machines, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023)
10.10	Form of 8% Promissory Note from Unusual Machines, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023)
10.11	8% Promissory Note from Unusual Machines, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2024)
10.12	Form of Registration Rights Agreement with Unusual Machines, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2023)
10.13	Registration Rights Agreement with Unusual Machines, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2024)
10.14	Non-Competition Agreement with Unusual Machines, Inc., Rotor Riot, LLC, and Fat Shark Holdings, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2024)
10.15	Non-Compete agreement with Allan Evans (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 22, 2024)

10.16#	Addendum to Executive Employment Agreement with Joseph Hernon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on March 18, 2024)
10.17#	Addendum #2 to Executive Employment Agreement, between Joseph Hernon and the Company, dated March 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)
10.18#	Consulting Services Agreement, between Joseph Hernon and the Company, dated March 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)
21.1*	List of Subsidiaries
23.1	Consent of The Crone Law Group, P.C. (incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2023)
23.2*	Consent of dbbmckennon
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*      Filed herewith.

**    Furnished herewith.

#      Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Cat Holdings, Inc.

Dated: August 8, 2024	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, President and Director	August 8, 2024
Jeffrey M. Thompson	(Principal Executive Officer)

/s/ Leah Lunger	Chief Financial Officer, Treasurer and Secretary	August 8, 2024
Leah Lunger	(Principal Financial and Accounting Officer)

/s/ Nicholas Liuzza, Jr.	Director	August 8, 2024
Nicolas Liuzza, Jr.

/s/ Christopher Moe	Director	August 8, 2024
Christopher Moe

/s/ Joseph Freedman	Director	August 8, 2024
Joseph Freedman

/s/ Paul Edward Funk II	Director	August 8, 2024
Paul Edward Funk II

