Form 10-Q
period 2024-07-31
Red Cat Holdings, Inc.
filed 2024-09-23
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

(833) 373-3228

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	RCAT	The Nasdaq Stock Market LLC

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

As of September 19, 2024 , there were 75,409,038 shares  of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues,” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the market and sales success of our existing and any new products;
•	our ability to raise capital when needed and on acceptable terms;
•	our ability to make acquisitions and integrate acquired businesses into our company;
•	our ability to attract and retain management;
•	the intensity of competition;

•	changes in the political and regulatory environment and in business and economic conditions in the United States and globally; and
•	geopolitical conflicts throughout the world, including those in Ukraine and Israel.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources. Given these uncertainties, readers of this Quarterly Report on Form 10-Q are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, or “our”, are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), and Red Cat Propware, Inc. (“Propware”), as well as Rotor Riot LLC (“Rotor Riot”), Fat Shark Holdings, Ltd. (“Fat Shark”), which were wholly owned subsidiaries until February 16, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 RED CAT HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	July 31,	April 30,
	2024	2024
ASSETS
Current assets
Cash	$7,732,763	$6,067,169
Accounts receivable, net	681,775	4,361,090
Inventory	10,462,934	8,007,237
Other	2,592,679	3,962,053
Total current assets	21,470,151	22,397,549

Goodwill	8,995,500	9,088,550
Intangible assets, net	3,617,060	3,794,389
Equity method investee	—	5,142,500
Note receivable	—	4,000,000
Property and equipment, net	2,143,919	2,340,684
Other	293,126	293,126
Operating lease right-of-use assets	1,435,475	1,480,814
Total long-term assets	16,485,080	26,140,063

TOTAL ASSETS	$37,955,231	$48,537,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,081,568	$1,580,422
Accrued expenses	1,296,931	1,069,561
Debt obligations - short term	599,570	751,570
Customer deposits	50,039	53,939
Operating lease liabilities	202,404	195,638
Total current liabilities	4,230,512	3,651,130

Operating lease liabilities	1,269,185	1,321,952
Total long-term liabilities	1,269,185	1,321,952
Commitments and contingencies (Note 17)

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	47	47
Common stock - shares authorized 500,000,000; issued and outstanding 74,890,248 and 74,289,351	74,890	74,289
Additional paid-in capital	125,927,705	124,616,305
Accumulated deficit	(93,547,108)	(81,130,732)
Accumulated other comprehensive income (loss)	—	4,621
Total stockholders' equity	32,455,534	43,564,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,955,231	$48,537,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended July 31,
	2024	2023
Revenues	$2,776,535	$1,748,129

Cost of goods sold	3,259,926	1,573,464

Gross (loss) profit	(483,391)	174,665

Operating Expenses
Research and development	1,626,440	1,353,551
Sales and marketing	2,041,511	1,288,760
General and administrative	3,483,095	2,863,758
Impairment loss	93,050	—
Total operating expenses	7,244,096	5,506,069
Operating loss	(7,727,487)	(5,331,404)

Other (income) expense
Loss on sale of equity method investment	4,008,357	—
Equity method loss	734,143	—
Investment loss, net	—	239,490
Interest (income) expense, net	(24,554)	21,857
Other, net	(29,057)	1,544
Other expense	4,688,889	262,891

Net loss from continuing operations	(12,416,376)	(5,594,295)

Loss from discontinued operations	—	(242,573)
Net loss	$(12,416,376)	$(5,836,868)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	(4,621)	1,646
Unrealized gain on marketable securities	—	289,389
Other comprehensive loss	$(12,420,997)	$(5,545,833)

Loss per share - basic and diluted
Continuing operations	$(0.17)	$(0.11)
Discontinued operations	—	—
Loss per share - basic and diluted	$(0.17)	$(0.11)

Weighted average shares outstanding - basic and diluted	74,500,480	54,935,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2023, as restated	986,676	$9,867	54,568,065	$54,568	$112,642,726	(57,078,103)	$(861,117)	$54,767,941

Stock based compensation	—	—	—	—	911,606	—	—	911,606

Vesting of restricted stock units	—	—	155,476	155	(8,675)	—	—	(8,520)

Conversion of preferred stock	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	289,389	289,389

Currency translation adjustments	—	—	—	—	—	—	1,646	1,646

Net loss	—	—	—	—	—	(5,836,868)	—	(5,836,868)

Balances, July 31, 2023	4,676	$47	55,541,875	$55,541	$113,554,659	(62,914,971)	$(570,082)	$50,125,194

Balances, April 30, 2024	4,676	$47	74,289,351	$74,289	$124,616,305	(81,130,732)	$4,621	$43,564,530

Stock based compensation	—	—	—	—	1,446,038	—	—	1,446,038

Vesting of restricted stock units	—	—	293,302	293	(134,330)	—	—	(134,037)

Exercise of warrants	—	—	307,595	308	(308)	—	—	—

Currency translation adjustments	—	—	—	—	—	—	(4,621)	(4,621)

Net loss	—	—	—	—	—	(12,416,376)	—	(12,416,376)

Balances, July 31, 2024	4,676	$47	74,890,248	$74,890	$125,927,705	(93,547,108)	$—	$32,455,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended July 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(12,416,376)	$(5,836,868)
Net loss from discontinued operations	—	(242,573)
Net loss from continuing operations	(12,416,376)	(5,594,295)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation - options	357,258	629,426
Stock based compensation - restricted units	1,088,780	282,180
Amortization of intangible assets	177,329	217,368
Realized loss from sale of marketable securities	—	292,636
Depreciation	296,722	101,001
Loss on sale of equity method investment and note receivable	4,008,357	—
Equity method loss	734,143	—
Impairment on goodwill and intangible assets	93,050	—
Changes in operating assets and liabilities
Accounts receivable	3,679,315	(780)
Inventory	(2,455,697)	(455,871)
Other	1,369,374	(1,756,973)
Operating lease right-of-use assets and liabilities	(662)	(458)
Customer deposits	(3,900)	(110,863)
Accounts payable	501,146	(569,876)
Accrued expenses	222,749	40,436
Net cash used in operating activities of continuing operations	(2,348,412)	(6,926,069)

Cash Flows from Investing Activities
Purchases of property and equipment	(99,957)	(5,054)
Proceeds from sale of marketable securities	—	4,888,399
Proceeds from sale of equity method investment and note receivable	4,400,000	—
Net cash provided by investing activities of continuing operations	4,300,043	4,883,345

Cash Flows from Financing Activities
Payments under debt obligations	(152,000)	(137,989)
Payments of taxes related to equity transactions	(134,037)	(8,520)
Net cash used in financing activities of continuing operations	(286,037)	(146,509)

Discontinued operations
Operating activities	—	(356,109)
Investing activities	—	—
Financing activities	—	237,814
Net cash used in discontinued operations	—	(118,295)

Net increase (decrease) in Cash	1,665,594	(2,307,528)
Cash, beginning of period	6,067,169	3,260,305
Cash, end of period	7,732,763	952,777
Less: Cash of discontinued operations	—	(15,021)
Cash of continuing operations, end of period	$7,732,763	$937,756

Cash paid for interest	$6,295	$22,590
Cash paid for income taxes	$—	$—

Non-cash transactions
Unrealized gain on marketable securities	$—	$289,389
Conversion of preferred stock into common stock	$—	$9,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1 – The Business

The Company was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its wholly owned operating subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (“FPV”) drones and equipment, primarily to consumers. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark Holdings, Ltd. (“Fat Shark”), a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provided hardware and software solutions that enable drones to complete inspection services in locations where GPS is either denied or not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal Drones, Inc. (“Teal”), a leader in commercial and government Unmanned Aerial Vehicles (“UAV”) technology. The purchase price was $10,011,279.

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

On February 16, 2024, we closed the sale of our Consumer segment, consisting of Rotor Riot and Fat Shark, to Unusual Machines. The sale reflects the Company's decision to focus its efforts and capital on defense where it believes that there are more opportunities to create long term shareholder value. See Note 3 and Note 7.

On December 11, 2023, the Company completed a firm commitment underwritten public offering with ThinkEquity of 18,400,000 shares of common stock which generated gross proceeds of $9,200,000 and net proceeds of approximately $8,400,000.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 31, 2024 are not necessarily indicative of the results for the full year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2024, included in the Company’s Annual Report on Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements – The Company’s Condensed Consolidated Statement of Operations and Stockholders’ Equity for the three months ended July 31, 2023, which were originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 19, 2023, have been restated. The Company revised its financial statements to remove derivative liabilities due to erroneously reporting warrants from our convertible note financings, as described in Note 14, as having a derivative component.

The impacts of these restatements are detailed in the tables below:

	Condensed Consolidated Statement of Operations For the three months ended July 31, 2023
	Originally Reported	As Restated	Change
Change in fair value of derivative liability	$(26,520)	$—	$(26,520)
Net loss	$(5,810,348)	$(5,836,868)	$(26,520)

	Condensed Consolidated Statement of Shareholders’ Equity For the three months ended July 31, 2023
	Originally Reported	As Restated	Change
Additional paid-in capital	$110,905,033	$113,554,659	$2,649,626
Accumulated deficit	$(60,397,141)	$(62,914,971)	$(2,517,830)
Total equity	$49,993,398	$50,125,194	$131,796

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal and Skypersonic as well as Rotor Riot and Fat Shark through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, are accounted for using the equity method when the Company is able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of July 31, 2024 and April 30, 2024 were as follows:

	July 31, 2024	April 30, 2024
Customer A	38%	53%
Customer B	25%	24%

As of July 31, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 32%, 20% and 12%, respectively. As of July 31, 2023, three customers accounted for equal to or greater than 10% of total revenue, totaling 13%, 12% and 10%, respectively.

Equity Method Investment – The equity method of accounting is applied to investments in which the Company has an ownership interest of between 20% and 50%. The Company evaluates its equity method investments each reporting period for evidence of a loss in value that is other than a temporary decline. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company performed this analysis and concluded that its investment in UMAC was other-than-temporarily impaired and recognized an impairment charge of $11,353,875 for the year ended April 30, 2024. See Note 7 for additional information.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $50,039 and $53,939 at July 31, 2024 and April 30, 2024, respectively. From time to time, non-recurring engineering contracts may involve the capitalization of engineering prototypes, classified as contract assets. Contract assets totaled $0 and $1,477,859 at July 31, 2024 and April 30, 2024, respectively.

The following table presents the Company’s revenue disaggregated by revenue type:

	Three Months Ended July 31,
	2024	2023
Contract related	$886,440	$310,881
Product related	1,890,095	1,437,248
Total	$2,776,535	$1,748,129

Product Warranty - The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was approximately $541,000 and $372,000 as of July 31, 2024 and April 30, 2024 respectively.

Recent Accounting Pronouncements   – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the three months ended July 31, 2024 and July 31, 2023, comprehensive loss was $4,621 higher and $291,035 lower than net loss, respectively, related to unrealized gains on available-for-sale securities totaling $0 and $289,389, respectively, and foreign currency translation adjustments of $4,621 and $1,646.

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

	July 31, 2024	July 31, 2023
Series B Preferred Stock, as converted	3,896	3,896
Stock options	7,319,988	6,884,017
Warrants	1,821,291	1,539,999
Restricted stock	2,202,599	842,701
Total	11,347,774	9,270,613

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 16.

Liquidity and Going Concern – The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the three months ended July 31, 2024, the Company incurred a net loss of approximately $12,000,000  and used cash in operating activities of approximately $2,300,000. As of July 31, 2024, working capital totaled approximately $17,200,000. These financial results and our financial position at July 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. On December 11, 2023, we completed a public offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000 as further described in Note 1 and Note 12. In addition, the Company’s operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. The Company’s manufacturing facility is scaling production and gross profits are projected to increase. If necessary, the Company will seek to obtain additional debt financing for which there can be no guarantee. As described in Note 7, the Company sold its equity method investment for $4,400,000 in July 2024. As described in Note 18, the Company closed a financing with proceeds of $8 million to be received in late September 2024. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Working Capital

The purchase price was adjusted for working capital as of the closing date. Actual working capital excess amounts increased the principal amount of the Promissory Note dollar for dollar. Working capital as of closing was finalized at $2 million in July 2024. As a result, UMAC issued the Company $4,000,000 of its 8% Promissory Notes due November 30, 2025 (the “New Notes”) reflecting (i) satisfaction and settlement of working capital adjustments and (ii) a maturity date extension to November 30, 2025.

The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for:

	Three months ended July 31
	2024	2023
Revenues	$—	$1,869,219

Cost of goods sold	—	1,385,116

Gross Profit	—	484,103

Operating Expenses
Research and development	—	46,249
Sales and marketing	—	404,104
General and administrative	—	253,586
Total operating expenses	—	703,939
Operating loss	—	(219,836)

Other expense (income)
Interest expense	—	22,856
Other, net	—	(119)
Other expense	—	22,737

Net loss from discontinued operations	$—	$(242,573)

Note 4 – Inventories

Inventories consisted of the following:

	July 31, 2024	April 30, 2024
Raw materials	$6,863,187	$5,750,324
Work-in-process	1,622,121	1,289,997
Finished goods	1,977,626	966,916
Total	$10,462,934	$8,007,237

Note 5 – Other Current Assets

Other current assets included:

	July 31, 2024	April 30, 2024
Prepaid expenses	$2,387,937	$1,206,306
Prepaid inventory	204,742	602,888
Contract asset	—	1,477,859
Grant receivable	—	675,000
Total	$2,592,679	$3,962,053

Note 6 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	July 31, 2024			April 30, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,282,001	$(2,094,941)	$2,187,060	$4,282,001	$(1,917,612)	$2,364,389
Non-compete agreements	65,000	(65,000)	—	65,000	(65,000)	—
Total finite-lived assets	4,347,001	(2,159,941)	2,187,060	4,347,001	(1,982,612)	2,364,389
Brand name	1,430,000	—	1,430,000	1,430,000	—	1,430,000
Total indefinite-lived assets	1,430,000	—	1,430,000	1,430,000	—	1,430,000
Total intangible assets, net	$5,777,001	$(2,159,941)	$3,617,060	$5,777,001	$(1,982,612)	$3,794,389

Proprietary technology and non-compete agreements are being amortized over six years and three years, respectively. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

Note 7 – Equity Method Investment

On July 22, 2024, the Company sold all of its securities in UMAC to two unaffiliated third-party purchasers (the “Purchasers”). As part of the transaction, on July 22, 2024, the Company entered into an Exchange Agreement with UMAC pursuant to which the Company exchanged 4,250,000 shares of UMAC’s common stock, par value $0.001 per share, for 4,250 shares of UMAC’s newly designated Series A Convertible Preferred Stock (the “Series A”). The Company sold the Series A ownership interest ($4,408,357 at time of sale) and the Note Receivable of $4,000,000 to the Purchasers for $4.4 million in cash pursuant to a Purchase Agreement in a transaction that closed on July 22, 2024.

As of April 30, 2024, the Company had owned approximately a 46% interest in Unusual Machines. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements are prepared in accordance with GAAP. See Note 3 for additional information.

Financial information for UMAC prior to the sale of the Company’s equity interest was derived from UMAC’s Form 10-Q for the six months ended June 30, 2024 and was as follows:

Current assets	$5,116,963
Long-term assets	20,083,390
Current liabilities	931,200
Long-term liabilities	4,297,332
Revenues	2,030,039
Gross profit	592,607
Net loss	$(2,718,240)

The Company’s investments in UMAC have been impacted by the following:

Initial investment, February 16, 2024	$17,000,000
Equity method loss	(503,625)
Impairment	(11,353,875)
Investment balance, April 30, 2024	$5,142,500
Equity method loss	(734,143)
Sale of ownership interest	(4,408,357)
Investment balance, July 31, 2024	$—

The computation of both the initial investment as of February 16, 2024 and investment balance as of April 30, 2024, was based on the fair market value of UMAC’s common stock.

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	July 31, 2024	April 30, 2024
Equipment and related	$1,609,269	$1,540,888
Leasehold improvements	1,556,139	1,547,976
Furniture and fixtures	186,703	163,290
Accumulated depreciation	(1,208,192)	(911,470)
Net carrying value	$2,143,919	$2,340,684

Depreciation expense totaled $296,722 and $101,001 for the three months ended July 31, 2024 and 2023, respectively.

Note 9 – Other Long-Term Assets

Other long-term assets included:

	July 31, 2024	April 30, 2024
SAFE agreement	$250,000	$250,000
Security deposits	43,126	43,126
Total	$293,126	$293,126

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company evaluates the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three months ended July 31, 2024.

Note 10 – Right of Use Assets and Liabilities

As of July 31, 2024, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 6.42 years, including options to extend certain leases for up to six years. Operating lease expense totaled $90,288 and $85,252 for the three months ended July 31, 2024 and 2023, respectively.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$23,340	December 2030
San Juan, Puerto Rico	$5,977	June 2027
Grantsville, Utah	$1,000	December 2026

Supplemental information related to operating leases for the three months ended July 31, 2024 was:

Operating cash paid to settle lease liabilities	$90,951
Weighted average remaining lease term (in years)	5.93
Weighted average discount rate	12%

Note 11 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275 until maturity on December 31, 2024. The balance outstanding at July 31, 2024 and April 30, 2024 totaled $230,795 and $370,537, respectively.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at July 31, 2024 and April 30, 2024 totaled $1,449 and $1,334, respectively.

C.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity, LLC. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at July 31, 2024 and April 30, 2024 totaled $17,205 and $27,495 respectively.

D.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments of $656 are payable through October 2024. The balance outstanding at July 31, 2024 and April 30, 2024 totaled $1,449 and $1,334 respectively.

E.	Summary

Future annual principal payments at July 31, 2024 were as follows:

Fiscal Year Ended:
2025	599,570
Thereafter	—
Total	$599,570

Note 12 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2023 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 27,189 to pay taxes	192,742
Vesting of restricted stock to Board of Directors	252,214
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Issuance of common stock through ATM facilities	53,235
Issuance of common stock through public offering	18,400,000
Exercise of stock options	3,000
Shares outstanding as of April 30, 2024	74,289,351
Vesting of restricted stock to employees, net of shares withheld of 126,828 to pay taxes	231,855
Vesting of restricted stock to Board of Directors	61,447
Exercise of warrants	307,595
Shares outstanding as of July 31, 2024	74,890,248

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

Due to the expiration of the registration statement that was used for the 2023 ATM Facility, and due to the disqualification of our prior auditors from appearing or practicing before the SEC, no additional securities may be sold under 2023 ATM Facility.

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

Note 13 – Preferred Stock

Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at July 31, 2024 totaled 4,676 which are convertible into 3,896 shares of common stock.

Note 14 – Warrants

The Company issued 5 year warrants to investors in connection with two convertible note financings. The warrants have an exercise price of $1.50. The warrants were valued using the multinominal lattice The value of the warrants was included in the determination of the initial accounting for each financing.

A summary of the warrants issued were:

	Upon Issuance
Date of Transaction	Number of Warrants	Initial Fair Value
October 2020	399,998	$267,999
January 2021	675,000	$2,870,666

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

The following table summarizes the changes in warrants outstanding since April 30, 2023.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2023	1,539,999	3.38	2.89	$—
Granted	736,000	$0.63
Exercised	—	—
Outstanding as of April 30, 2024	2,275,999	2.49	2.77	$—
Granted	—	—
Exercised	(454,708)	0.63
Outstanding at July 31, 2024	1,821,291	$2.96	2.05	$389,589

Note 15 – Share Based Awards

The 2019 Equity Incentive Plan (the "Plan") allows us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the "Awards"). The number of shares issuable in connection with Awards under the Plan may not exceed 11,750,000.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the three months ended July 31 was:

	2024	2025
Exercise Price	$1.15 – 1.29	$1.06 – 1.12
Stock price on date of grant	1.20 – 1.38	1.06 – 1.12
Risk-free interest rate	4.24 – 4.44%	3.47 – 4.07%
Dividend yield	—	—
Expected term (years)	5.24 – 5.85	6.00 – 6.25
Volatility	191.28 – 199.48%	257.25 – 260.22%

A summary of options activity under the Plan since April 30, 2023 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2023	4,784,809	$1.88	8.72	74,586
Granted	2,903,542	1.02
Exercised	(3,000)	0.89
Forfeited or expired	(905,417)	2.27
Outstanding as of April 30, 2024	6,779,934	1.46	8.02	2,762,242
Granted	627,500	1.15
Exercised	(4,000)	0.72
Forfeited or expired	(83,446)	1.55
Outstanding as of July 31, 2024	7,319,988	1.43	7.54	5,658,470
Exercisable as of July 31, 2024	4,444,723	$1.65	6.57	$3,014,807

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of July 31, 2024, there was $2,773,793 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.17.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2023 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2023	781,060	$2.44
Granted	298,643	1.06
Vested	(485,024)	1.92
Forfeited	(419,549)	2.09
Unvested and outstanding as of April 30, 2024	175,130	2.09
Granted	2,447,599	1.06
Vested	(420,130)	1.25
Forfeited	—	—
Unvested and outstanding as of July 31, 2024	2,202,599	$1.11

C.	Stock Compensation

Stock compensation expense for the three months ended July 31 by functional operating expense was:

	2024	2023
Research and development	$94,422	$127,417
Sales and marketing	116,543	165,309
General and administrative	1,235,073	618,880
Total	$1,446,038	$911,606

Stock compensation expense pertaining to options totaled $357,258 and $629,426 for the three months ended July 31, 2024 and 2023, respectively. Stock compensation expense pertaining to restricted stock totaled $1,088,780 and $282,180 for the three months ended July 31, 2024 and 2023, respectively.

Note 16 - Related-Party Transactions

In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 3 and Note 7. UMAC’s Chief Executive Officer is a direct relative of a member of the Company’s management.

Note 17 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of July 31, 2024.

One pending legal matter is an action filed against Teal in a U.S. District Court in Delaware. The complaint asserts claims for breach of contract which management denies. We are asserting vigorous defenses to the complaint. Additionally, the Company has filed a lawsuit against the complainant for Tortious Interference with Contractual Relations and Prospective Contractual Relations. No discovery or other significant developments in the Lawsuit have occurred.

Note 18 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:

FlightWave Acquisition

On September 4, 2024, the Company, Teal, FW Acquisition, Inc. (“Buyer”), and FlightWave Aerospace Systems Corporation (“Seller”) entered into and closed on the transactions set forth in an Asset Purchase Agreement (the “APA” and the transactions set forth therein, the “Transactions”), pursuant to which Buyer purchased and Seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use.

As a condition to the closing of the Transactions, each of the shareholders of the Seller entered into a Joinder Agreement with the Company, Teal and Buyer pursuant to which such shareholder agreed to the terms of the APA and agreed to be bound by the provisions thereof applicable to the Seller’s shareholders, including without limit, the indemnification provisions in the APA.

The purchase price under the APA is equal to $14 million worth of shares of the Company’s common stock which are payable as follows:

•	$7 million worth of the Company’s common stock to be issued on September 30, 2024, at a price per share equal to the VWAP on such date, which shall be payable to the preferred shareholders of the Seller as set forth in the APA.

•	$7 million worth of the Company’s common stock to be issued on December 31, 2024, at a price per share equal to the VWAP on such date, of which (i) $2 million will be payable to preferred shareholders of the Seller, and (ii) $5 million will be payable to common shareholders and option-holders of the Seller as set forth the APA.

Promissory Note

On September 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the SPA, within days of closing, we will receive $8 million in funding from Lind in exchange for our issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for 5 years (the “Warrant”). As addition consideration to Lind, we have agreed to pay a commitment fee in the amount of $280,000, which may be paid by deduction from the funding to be received.

The Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date. At our option, monthly payments can be increased up to $1,000,000 so long as our market capitalization is at least $50 million. In addition, if the Repayment Share Price (as defined below) is equal to or greater than $2.00, Lind can, at its option, increase the monthly payment amount up to $1,300,000 for up to two months. The monthly payments due under the Note may be made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price is defined in the Note as ninety percent (90%) of the average of the five (5) consecutive lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the payment date, subject to a floor price of $0.75 per share.

The Note may be converted by Lind from time to time at a price of $6.50 per share (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied to toward upcoming Note payments in chronological order. The Note may be prepaid in whole upon 5 days’ notice, but in the event of a prepayment notice, Lind may convert up to 25% of principal amount due at the lesser of the Repayment Share Price (but only if the Repayment Share Price is equal to or greater than $2.00) or the Conversion Price.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are a technology company focused on developing products, services, and solutions to the drone industry. We were originally incorporated under the laws of the State of Colorado in 1984 under the name “Oravest International, Inc.” In November 2016, we changed our name to “TimefireVR, Inc.” and re-incorporated in Nevada. In May 2019, we completed a share exchange agreement with Propware which resulted in the Propware shareholders acquiring an 83% ownership interest, and management control, of the Company. In connection with the share exchange agreement, we changed our name to “Red Cat Holdings, Inc.”, and our operating focus to the drone industry.

Prior to the share exchange agreement, Propware was focused on the research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. Following the share exchange agreement and name change, we have completed a series of acquisitions and financings which have broadened the scope of our activities in the drone industry.

Recent Developments

On September 4, 2024, the Company, Teal, FW Acquisition, Inc. (“Buyer”), and FlightWave Aerospace Systems Corporation (“Seller”) entered into and closed on the transactions set forth in an Asset Purchase Agreement (the “APA” and the transactions set forth therein, the “Transactions”), pursuant to which Buyer purchased and Seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use.

As a condition to the closing of the Transactions, each of the shareholders of the Seller entered into a Joinder Agreement with the Company, Teal and Buyer pursuant to which such shareholder agreed to the terms of the APA and agreed to be bound by the provisions thereof applicable to the Seller’s shareholders, including without limit, the indemnification provisions in the APA.

The purchase price under the APA is equal to $14 million worth of shares of the Company’s common stock which are payable as follows:

•	$7 million worth of the Company’s common stock to be issued on September 30, 2024, at a price per share equal to the VWAP on such date, which shall be payable to the preferred shareholders of the Seller as set forth in the APA.

•	$7 million worth of the Company’s common stock to be issued on December 31, 2024, at a price per share equal to the VWAP on such date, of which (i) $2 million will be payable to preferred shareholders of the Seller, and (ii) $5 million will be payable to common shareholders and option-holders of the Seller as set forth the APA.

On September 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the SPA, within days of closing, we will receive $8 million in funding from Lind in exchange for our issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for 5 years (the “Warrant”). As addition consideration to Lind, we have agreed to pay a commitment fee in the amount of $280,000, which may be paid by deduction from the funding to be received. The Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date.

Plan of Operations

Since April 2016, our primary business has been to provide products, services, and solutions to the drone industry which we presently do through our three wholly owned subsidiaries Skypersonic, Teal, and Propware. Beginning in January 2020, we expanded the scope of our drone products and services through four acquisitions, including:

A.	In January 2020, we acquired Rotor Riot, a provider of First Person View (FPV) drones and equipment, primarily to the consumer marketplace. The purchase price was $1,995,114.

B.	In November 2020, we acquired Fat Shark Holdings, a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, we acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, we acquired Teal, a leader in commercial and government UAV technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The purchase price was $10,011,279.

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

The Enterprise segment’s current business strategy is focused on providing integrated robotic hardware and software for use across a variety of applications. Its solutions provide critical situational awareness and actionable intelligence to on-the-ground warfighters and battlefield commanders as well as firefighters and public safety officials. Our Enterprise segment’s efforts are centered on developing and scaling an American made family of systems. We have since completed construction of a manufacturing facility in Salt Lake City, Utah and believe that an increased focus by the United States government and American businesses on purchasing products that are “Made in America” provide our Enterprise segment with a competitive advantage.

On February 16, 2024, we closed the sale of our Consumer segment, consisting of Rotor Riot and Fat Shark, to Unusual Machines. The sale reflects our decision to focus our efforts and capital on defense where we believe there are more opportunities to create long term shareholder value.

On September 4, 2024, we entered into and closed on the transactions set forth in an Asset Purchase Agreement with FlightWave pursuant to which we purchased certain assets for designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Please refer to the Recent Developments section above for further information regarding the APA and related transactions.

Results of Operations

The analysis of our results of operations for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 includes only our Enterprise segment as our Consumer segment was divested in February 2024.

Discussion and Analysis of Three Months Ended July 31, 2024 compared to Three Months Ended July 31, 2023

Revenues

Consolidated revenues totaled $2,776,535 during the three months ended July 31, 2024 (or the “2024 period”) compared to $1,748,129 during the three months ended July 31, 2023 (or the “2023 period”) representing an increase of $1,028,406, or 59%. The increase related to higher product revenue and higher contract revenue. Product revenue totaled $1,890,095 during the quarter ended July 31, 2024 compared to $1,437,248 during the quarter ended July 31, 2023 representing an increase of $452,847, or 32%. Contract revenues totaled $886,440 during the 2024 period compared to $310,881 during the 2023 period, representing an increase of $575,559, or 185%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Profit

Consolidated gross loss totaled $483,391 during the 2024 period compared to a gross profit of $174,665 during the 2023 period representing a decrease of $658,056, or 377%. On a percentage basis, gross loss was 17% during the 2024 period compared to a gross profit of 10% during the 2023 period. The gross loss in the 2024 period was due to the delivery of final prototypes under the Short Range Reconnaissance Tranche 2 contract with the U.S. Army and did not pertain to product sales.

Operating Expenses

Research and development expenses totaled $1,626,440 during the 2024 period compared to $1,353,551 during the 2023 period, representing an increase of $272,889, or 20%. Professional fees totaled $483,129 in the 2024 period compared to $211,883 in the 2023 period. This increase of $271,246, or 128%, primarily related to outsourced software development expenses and represented substantially all of the total increase in research and development costs.

Sales and marketing costs totaled $2,041,511 during the 2024 period compared to $1,288,760 during the 2023 period, representing an increase of $752,751 or 58%. The increase was driven by higher payroll expenses and an increase in tradeshow attendance to support increased sales efforts of our Teal 2 drone.

General and administrative expenses totaled $3,483,095 during the 2024 period compared to $2,863,758 during the 2023 period, representing an increase of $619,337 or 22%. The increase primarily related to higher stock compensation expense.

During the 2024 period, we incurred stock-based compensation costs of $1,446,038 compared to $911,606 in the 2023 period, resulting in an increase of $534,432 or 59%.

Other Income

Other expense totaled $4,688,889 during the 2024 period compared to $262,891 during the 2023 period, representing an increase of $4,425,998 or more than 16 times. During the 2024 period, we incurred a loss on the sale of our equity method investment of $4,008,357.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $12,416,376 for the 2024 period compared to $5,594,295 for the 2023 period, resulting in an increase of $6,822,081 or 122%. Total operating expenses totaled $6,407,513 for the 2024 period compared to $5,187,700 for the 2023 period. This increase of $1,219,813 or 24%, primarily to the increase in sales and marketing expenses.

Cash Flows

Operating Activities

Net cash used in operating activities was $2,348,412 during the 2024 period compared to net cash used in operating activities of $6,926,069 during the 2023 period, representing a decrease of $4,577,657 or 66%. The decreased use of cash primarily related to timing of accounts receivable receipts for government customers. Net cash used in operations, net of non-cash expenses, totaled $6,755,639 during the 2024 period, compared to $1,522,611 during the 2023 period, resulting in an increase of $5,233,028, or 344%. Net cash used related to changes in operating assets and liabilities totaled $3,312,325 during the 2024 period, compared to negative $2,854,385 during the 2023 period, representing an increase of $6,166,710 or 216%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash provided by investing activities was $4,300,043 during the 2024 period compared to net cash provided by investing activities of $4,883,345 during the 2023 period, resulting in a decrease of $583,302 or 12%. Proceeds of $4,400,000 from the sale of equity method investment were used to fund operations during the 2024 period.

Financing Activities

Net cash used in financing activities totaled $286,037 during the 2024 period compared to net cash used in financing activities of $146,509 during the 2023 period. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company.

Liquidity and Capital Resources

At July 31, 2024, we reported current assets totaling $21,470,151, current liabilities totaling $4,230,512 and net working capital of $17,239,639. Cash totaled $7,732,763 at July 31, 2024. Inventory related balances, including pre-paid inventory, totaled $10,667,676.

Going Concern

We have never been profitable and have incurred net losses related to acquisitions, as well as costs incurred to pursue our long-term growth strategy. During the three months ended July 31, 2024, we incurred a net loss of approximately $12,000,000 and used cash in operating activities of approximately $2,300,000. As of July 31, 2024, working capital totaled approximately $17,200,000. These financial results and our financial position at July 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, we have recently taken actions to strengthen our liquidity.

On December 11, 2023, we completed a public offering of 18,400,000 shares of common stock which generated net proceeds of approximately $8,400,000 as further described in Note 1 and Note 12. In addition, our operating plan for the next twelve months has been updated to reflect recent operating improvements.  Revenues have accelerated and are expected to continue growing. Our manufacturing facility is scaling production and gross profits are projected to increase. If necessary, we will seek to obtain additional debt financing for which there can be no guarantee. As described in Note 7, we sold our equity method investment for $4,400,000 in July 2024. As described in Note 18, the Company closed a financing with proceeds of $8 million to be received in late September 2024. Management has concluded that these recent positive developments alleviate any substantial doubt about our ability to continue our operations, and meet our financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities and Related Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, we have categorized our recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Financial Instruments

Our financial instruments mainly consist of cash, receivables, current assets, accounts payable, accrued expenses and debt. The carrying amounts of cash, receivables, current assets, accounts payable, accrued expenses and current debt approximates fair value due to the short-term nature of these instruments.

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of July 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of July 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, specifically pertaining to the quarter ended July 31, 2023 for which we restated items related to the removal of the derivative liabilities.

Management's quarterly report on internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of July 31, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective, specifically pertaining to the quarter ended July 31, 2023 for which we restated items related to the removal of the derivative liabilities. The Company is currently in the process of formalizing narratives and processes which are expected to mitigate these weaknesses, and has hired additional personnel to strengthen the internal control environment.

Changes In Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended July 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Other than as described below, we do not believe that the outcome of any of our current legal proceedings will have a material adverse impact on our business, financial condition and results of operations.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended April 30, 2024, as filed with the SEC on August 8, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended July 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws adopted effective September 17, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 22, 2022)
10.1	Executive Employment Agreement, between George Matus and the Company, dated May 13, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2024)
10.2+	Executive Employment Agreement, between Leah Lunger and the Company, dated June 10, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2024)
10.3+	Form of 8% Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 23, 2024)
10.4+	Form of Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 23, 2024)
10.5+	Form of Closing Date Working Capital Agreement and Consent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 23, 2024)
10.6+	Form of Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 23, 2024)
10.7**	Securities Purchase Agreement
10.8**	Senior Secured Convertible Promissory Note
10.9**	Common Stock Purchase Warrant
10.10**	Security Agreement
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC staff upon request.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED CAT HOLDINGS, INC.
Date: September 23, 2024	By: /s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2024	By: /s/ Leah Lunger
Leah Lunger Chief Financial Officer (Principal Financial and Accounting Officer)

