Form 10-Q
period 2024-10-31
Red Cat Holdings, Inc.
filed 2024-12-16
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

As of December 13, 2024 , there were 80,160,782 shares of the registrant’s common stock outstanding.

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

All references in this Quarterly Report on Form 10-Q to the “Company”, “we”, “us”, or “our”, are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), Skypersonic, Inc. (“Skypersonic”), and FW Acquisition, Inc. (“FlightWave”), as well as Rotor Riot LLC (“Rotor Riot”), Fat Shark Holdings, Ltd. (“Fat Shark”), which were wholly owned subsidiaries until February 16, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 RED CAT HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	October 31,	April 30,
	2024	2024
ASSETS
Current assets
Cash	$4,611,092	$6,067,169
Accounts receivable, net	1,121,398	4,361,090
Inventory	12,165,260	8,007,237
Other	3,015,413	3,962,053
Total current assets	20,913,163	22,397,549

Goodwill (Note 3)	22,964,065	9,088,550
Intangible assets, net (Note 3)	3,439,731	3,794,389
Equity method investee	—	5,142,500
Note receivable	—	4,000,000
Property and equipment, net	1,972,859	2,340,684
Other	309,823	293,126
Operating lease right-of-use assets	1,492,747	1,480,814
Total long-term assets	30,179,225	26,140,063

TOTAL ASSETS	$51,092,388	$48,537,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,591,488	$1,580,422
Accrued expenses	1,431,908	1,069,561
Debt obligations - short term	356,964	751,570
Customer deposits	221,380	53,939
Operating lease liabilities	337,628	195,638
Convertible notes payable - short term	3,733,338	—
Acquisition consideration payable	7,000,000	—
Total current liabilities	14,672,706	3,651,130

Operating lease liabilities	1,213,688	1,321,952
Convertible notes payable - long term	8,177,969	—
Total long-term liabilities	9,391,657	1,321,952

Total liabilities	24,064,363	4,973,082
Commitments and contingencies (Note 19)

Stockholders' equity
Series B preferred stock - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	47	47
Common stock - shares authorized 500,000,000; issued and outstanding 78,025,403 and 74,289,351	78,025	74,289
Additional paid-in capital	133,831,679	124,616,305
Accumulated deficit	(106,881,726)	(81,130,732)
Accumulated other comprehensive income	—	4,621
Total stockholders' equity	27,028,025	43,564,530
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,092,388	$48,537,612

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenues	$1,534,727	$3,930,868	$4,311,262	$5,678,997

Cost of goods sold	1,558,202	2,730,286	4,818,128	4,303,750

Gross (loss) profit	(23,475)	1,200,582	(506,866)	1,375,247

Operating Expenses
Research and development	2,231,470	2,222,137	3,857,910	3,575,688
Sales and marketing	2,343,779	1,032,645	4,385,290	2,321,405
General and administrative	4,517,695	2,838,080	8,000,790	5,701,838
Impairment loss	—	—	93,050	—
Total operating expenses	9,092,944	6,092,862	16,337,040	11,598,931
Operating loss	(9,116,419)	(4,892,280)	(16,843,906)	(10,223,684)

Other (income) expense
Convertible notes payable fair value adjustment	4,230,307	—	4,230,307	—
Loss on sale of equity method investment	—	—	4,008,357	—
Equity method loss	—	—	734,143	—
Investment loss, net	—	333,867	—	573,357
Interest (income) expense, net	(14,634)	19,696	(39,188)	41,553
Other, net	2,526	(1,544)	(26,531)	—
Other expense	4,218,199	352,019	8,907,088	614,910

Net loss from continuing operations	(13,334,618)	(5,244,299)	(25,750,994)	(10,838,594)

Loss from discontinued operations	—	(599,511)	—	(842,084)
Net loss	$(13,334,618)	(5,843,810)	$(25,750,994)	$(11,680,678)
Other comprehensive income (loss)
Change in foreign currency translation adjustments	—	1,376	(4,621)	3,022
Unrealized gain on marketable securities	—	363,663	—	653,052
Other comprehensive loss	$(13,334,618)	(5,478,771)	$(25,755,615)	$(11,024,604)

Loss per share - basic and diluted
Continuing operations	$(0.18)	(0.10)	$(0.34)	$(0.19)
Discontinued operations	—	(0.01)	—	(0.02)
Loss per share - basic and diluted	$(0.18)	(0.11)	$(0.34)	$(0.21)

Weighted average shares outstanding - basic and diluted	76,184,777	55,606,336	75,342,629	55,270,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2023, as restated	986,676	$9,867	54,568,065	$54,568	$112,642,726	$(57,078,103)	$(861,117)	$54,767,941

Stock based compensation	—	—	—	—	911,606	—	—	911,606

Vesting of restricted stock units	—	—	155,476	155	(8,675)	—	—	(8,520)

Conversion of preferred stock	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Unrealized gain on marketable securities	—	—	—	—	—	—	289,389	289,389

Currency translation adjustments	—	—	—	—	—	—	1,646	1,646

Net loss	—	—	—	—	—	(5,836,868)	—	(5,836,868)

Balances, July 31, 2023	4,676	$47	55,541,875	$55,541	$113,554,659	$(62,914,971)	$(570,082)	$50,125,194

Stock based compensation	—	—	—	—	1,196,325	—	—	1,196,325

Vesting of restricted stock units	—	—	54,786	55	(7,826)	—	—	(7,771)

Issuance of common stock through ATM facility, net	—	—	53,235	53	9,159	—	—	9,212

Unrealized gain on marketable securities	—	—	—	—	—	—	363,663	363,663

Currency translation adjustments	—	—	—	—	—	—	1,376	1,376

Net loss	—	—	—	—	—	(5,843,810)	—	(5,843,810)

Balances, October 31, 2023	4,676	$47	55,649,896	$55,649	$114,752,317	$(68,758,781)	$(205,043)	$45,844,189

Balances, April 30, 2024	4,676	$47	74,289,351	$74,289	$124,616,305	$(81,130,732)	$4,621	$43,564,530

Stock based compensation	—	—	—	—	1,446,038	—	—	1,446,038

Vesting of restricted stock units	—	—	293,302	293	(134,330)	—	—	(134,037)

Exercise of warrants	—	—	307,595	308	(308)	—	—	—

Currency translation adjustments	—	—	—	—	—	—	(4,621)	(4,621)

Net loss	—	—	—	—	—	(12,416,376)	—	(12,416,376)

Balances, July 31, 2024	4,676	$47	74,890,248	$74,890	$125,927,705	$(93,547,108)	$—	$32,455,534

Stock based compensation	—	—	—	—	1,304,037	—	—	1,304,037

Vesting of restricted stock units	—	—	308,735	309	(412,203)	—	—	(411,894)

Exercise of warrants	—	—	222,983	223	(223)	—	—	—

Exercise of options	—	—	58,446	58	14,908	—	—	14,966

Acquisition of FlightWave	—	—	2,544,991	2,545	6,997,455	—	—	7,000,000

Net loss	—	—	—	—	—	(13,334,618)	—	(13,334,618)

Balances, October 31, 2024	4,676	$47	78,025,403	$78,025	$133,831,679	$(106,881,726)	$—	$27,028,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended October 31,
	2024	2023
		(As Restated)
Cash Flows from Operating Activities
Net loss	$(25,750,994)	$(11,680,678)
Net loss from discontinued operations	—	(842,084)
Net loss from continuing operations	(25,750,994)	(10,838,594)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation - options	815,632	1,606,305
Stock based compensation - restricted units	1,934,443	501,626
Amortization of intangible assets	354,658	434,735
Realized loss from sale of marketable securities	—	646,300
Depreciation	491,618	222,431
Loss on sale of equity method investment and note receivable	4,008,357	—
Equity method loss	734,143	—
Impairment on goodwill and intangible assets	93,050	—
Convertible note payable fair value adjustment	4,230,307	—
Changes in operating assets and liabilities
Accounts receivable	3,394,692	(2,269,192)
Inventory	(3,860,393)	(335,125)
Other	999,423	(1,576,157)
Operating lease right-of-use assets and liabilities	(7,913)	(1,115)
Customer deposits	(29,035)	(94,181)
Accounts payable	9,887	225,801
Accrued expenses	94,412	236,807
Net cash used in operating activities of continuing operations	(12,487,713)	(11,240,359)

Cash Flows from Investing Activities
Purchases of property and equipment	(123,793)	(139,860)
Proceeds from sale of marketable securities	—	10,205,501
Proceeds from sale of equity method investment and note receivable	4,400,000	—
Net cash provided by investing activities of continuing operations	4,276,207	10,065,641

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable, net of issuance costs	7,681,000	—
Payments under debt obligations	(394,606)	(279,126)
Payments of taxes related to equity transactions	(530,965)	(16,292)
Proceeds from issuance of common stock through ATM facility, net	—	9,212
Net cash provided by (used in) financing activities of continuing operations	6,755,429	(286,206)

Discontinued operations
Operating activities	—	(550,120)
Investing activities	—	—
Financing activities	—	166,026
Net cash used in discontinued operations	—	(384,094)

Net decrease in Cash	(1,456,077)	(1,845,018)
Cash, beginning of period	6,067,169	3,260,305
Cash, end of period	4,611,092	1,415,287
Less: Cash of discontinued operations	—	(6,310)
Cash of continuing operations, end of period	$4,611,092	$1,408,977

Cash paid for interest	$14,564	$42,031
Cash paid for income taxes	$—	$—

Non-cash transactions
Fair value of shares issued in acquisition	$7,000,000	$—
Acquisition consideration payable	$7,000,000	$—
Net assets assumed in acquisition	$31,435	$—
Unrealized gain on marketable securities	$—	$653,052
Conversion of preferred stock into common stock	$—	$9,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1 – The Business

The Company was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its wholly owned operating subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through five acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (“FPV”) drones and equipment, primarily to consumers. The purchase price was $1,995,114.

B.	In November 2020, the Company acquired Fat Shark Holdings, Ltd. (“Fat Shark”), a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, the Company acquired Skypersonic which provided hardware and software solutions that enable drones to complete inspection services in locations where GPS is either denied or not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, the Company acquired Teal Drones, Inc. (“Teal”), a leader in commercial and government Unmanned Aerial Vehicles (“UAV”) technology. The purchase price was $10,011,279.

E.	In September 2024, the Company acquired FlightWave Aerospace Systems Corporation, an industry-leading provider of VTOL drone, sensor and software solutions, under an Asset Purchase Agreement (the “APA”). As part of the acquisition, the Company created a new subsidiary, FW Acquisition Inc. (“FlightWave”) for ongoing operations. The purchase price was $14,000,000. See Note 3 for additional information.

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

On February 16, 2024, we closed the sale of our Consumer segment, consisting of Rotor Riot and Fat Shark, to Unusual Machines. The sale reflects the Company's decision to focus its efforts and capital on defense where it believes that there are more opportunities to create long term shareholder value. See Note 4 and Note 8.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the six months ended October 31, 2024 are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2024, included in the Company’s Annual Report on Form 10-K. In September 2024, the Company’s Board of Directors approved a change in fiscal year end from April 30 to December 31.

Restatement of Previously Issued Consolidated Financial Statements – The Company’s Condensed Consolidated Statement of Operations and Stockholders’ Equity for the six months ended October 31, 2023, which were originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 15, 2023, have been restated. The Company revised its financial statements to remove derivative liabilities due to erroneously reporting warrants from our convertible note financings, as described in Note 16, as having a derivative component.

The impacts of these restatements are detailed in the tables below:

	Condensed Consolidated Statement of Operations For the three months ended October 31, 2023
	Originally Reported	As Restated	Change
Change in fair value of derivative liability	$(162,482)	$—	$(162,482)
Net loss	$(5,681,328)	$(5,843,810)	$(162,482)

	Condensed Consolidated Statement of Operations For the six months ended October 31, 2023
	Originally Reported	As Restated	Change
Change in fair value of derivative liability	$(189,002)	$—	$(189,002)
Net loss	$(11,491,676)	$(11,680,678)	$(189,002)

	Condensed Consolidated Statement of Stockholders’ Equity For the six months ended October 31, 2023
	Originally Reported	As Restated	Change
Additional paid-in capital	$112,102,691	$114,752,317	$2,649,626
Accumulated deficit	$(66,078,469)	$(68,758,781)	$(2,680,312)
Total equity	$45,874,875	$45,844,189	$(30,686)

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave (beginning on September 5, 2024), Skypersonic, as well as Rotor Riot and Fat Shark through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, are accounted for using the equity method when the Company is able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.

The Consumer segment businesses are characterized as discontinued operations in these financial statements.  The operating results and cash flows of discontinued operations are separately stated in those respective financial statements. See Note 4.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) complete purchase price accounting for acquisitions, (ii) the evaluation of long-term assets, including goodwill, for impairment, (iii) the evaluation of other-than-temporary-impairment of equity method investments, and (iv) valuations of convertible notes payable.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of October 31, 2024 and April 30, 2024 were as follows:

	October 31, 2024	April 30, 2024
Customer A	38%	*
Customer B	25%	*
Customer C	*	53%
Customer D	*	24%

* Accounts Receivable was less than 10%

During the six months ended October 31, 2024, two customers accounted for equal to or greater than 10% of total revenue, totaling 21% and 19%, respectively. During the six months ended October 31, 2023, three customers accounted for equal to or greater than 10% of total revenue, totaling 13%, 12% and 10%, respectively. The Company does not believe the loss of one or more of these customers would be significant to operations.

Equity Method Investment – The equity method of accounting is applied to investments in which the Company has an ownership interest of between 20% and 50%. The Company evaluates its equity method investments each reporting period for evidence of a loss in value that is other than a temporary decline. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company performed this analysis and concluded that its investment in UMAC was other-than-temporarily impaired and recognized an impairment charge of $11,353,875 for the year ended April 30, 2024. See Note 8 for additional information.

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

The Company’s financial instruments mainly consist of cash, accounts receivable, current assets, accounts payable, accrued expenses, notes payable, and convertible notes payable. The recorded carrying amounts of cash, accounts receivable, current assets, accounts payable, accrued expenses, and notes payable are considered to approximate their estimated fair values due to their short-term nature. Liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consist of convertible notes payable. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table summarizes the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument:

	Level 1	Level 2	Level 3	Total
Convertible notes payable	$—	$—	$11,911,307	$11,911,307

Convertible Notes Payable

The Company measures its convertible notes payable at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible notes payable related to updated assumptions and estimates were recognized as a convertible notes payable fair value adjustment within the consolidated statements of operations and comprehensive loss.

In determining the fair value of the convertible notes payable as of October 31, 2024, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the convertible notes payable as of October 31, 2024 using the following assumptions:

October 31, 2024
Issuance date	10/1/2024
Maturity date	10/1/2026
Stock price	3.06
Expected volatility factor	92.8%
Risk-free interest rate	5.21%

The following table presents changes in the Level 3 convertible notes payable measured at fair value for the six months ended October 31, 2024:

Balance, May 1, 2024	$—
Additions	7,681,000
Fair value measurement adjustments	4,230,307
Balance, October 31, 2024	$11,911,307

Warrants

The fair value of the warrants as of October 31, 2024 was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future.  For the quarter ended October 31, 2024, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received.

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $221,380 and $53,939 at October 31, 2024 and April 30, 2024, respectively. From time to time, non-recurring engineering contracts may involve the capitalization of engineering prototypes, classified as contract assets. Contract assets totaled $0 and $1,477,859 at October 31, 2024 and April 30, 2024, respectively.

The following table presents the Company’s revenue disaggregated by revenue type:

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023
Contract related	$—	$529,437	$886,440	$840,318
Product related	1,534,727	3,401,431	3,424,822	4,838,679
Total	$1,534,727	$3,930,868	$4,311,262	$5,678,997

Product Warranty - The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was approximately $587,000 and $372,000 as of October 31, 2024 and April 30, 2024 respectively.

Recent Accounting Pronouncements   – Management does not believe that recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders' equity but are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the six months ended October 31, 2024 and October 31, 2023, comprehensive loss was $4,621 higher and $656,074 lower than net loss, respectively, related to unrealized gains on available-for-sale securities totaling $0 and $653,052, respectively, and foreign currency translation adjustments of $4,621 and $3,022, respectively.

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

	October 31, 2024	October 31, 2023
Series B Preferred Stock, as converted	3,896	3,896
Stock options	7,896,903	6,861,517
Warrants	2,292,207	1,539,999
Restricted stock	1,758,313	779,850
Total	11,951,319	9,185,262

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 18.

Liquidity and Going Concern  – The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the six months ended October 31, 2024, the Company incurred a net loss of approximately $25,750,000 and used cash in operating activities of approximately $12,500,000. As of October 31, 2024, working capital totaled approximately $6,240,000. These financial results and our financial position at October 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, the Company has recently taken actions to strengthen its liquidity. In November 2024, the Company was selected as the winner of the U.S.  Army’s Short Range Reconnaissance (SRR) Program of Record. The Company’s manufacturing facility is scaling production of its most recent products and gross profits are projected to increase. As described in Note 13 and Note 20, the Company closed financings with proceeds of approximately $8,000,000 and $6,000,000 in September 2024 and November 2024, respectively. Additionally, the Company’s Form S-3 became effective on December 11, 2024. If necessary, the Company will seek additional equity financing for which there can be no guarantee. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

Note 3 – Business Combination

On September 4, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with FlightWave Aerospace Systems Corporation (the “Seller”) to broaden the Company’s range of drone products. The seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14,000,000 worth of shares of the Company’s common stock, and as such, the asset purchase will be treated as a business combination. The purchase price is payable as follows:

•	$7 million worth of the Company’s common stock issued on September 30, 2024, totaling 2,544,991 shares, equal to the VWAP on such date.
•	$7 million worth of the Company’s common stock to be issued on December 31, 2024, at a price per share equal to the VWAP on such date, of which (i) $2 million will be payable to preferred shareholders of the Seller, and (ii) $5 million will be payable to common shareholders and option-holders of the Seller as set forth the APA.

The Company expects that the Goodwill recognized will be deductible for tax purposes.  The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.

The preliminary summary of the purchase price and its related allocation is as follows:

Shares issued	$7,000,000
Acquisition consideration payable	7,000,000
Total Purchase Price	$14,000,000

Assets acquired
Accounts receivable	$155,000
Inventory	297,630
Operating lease right-of-use assets	128,433
Other assets	69,480
Goodwill	13,968,565
Total assets acquired	14,619,108
Liabilities assumed
Accounts payable and accrued expenses	264,493
Customer deposits	196,476
Operating lease liabilities	158,139
Total liabilities assumed	619,108
Total fair value of net assets acquired	$14,000,000

The foregoing amounts reflect our current estimates of fair value as of the September 4, 2024 acquisition date. The Company expects to recognize fair values associated with the customer relationships acquired, as well as the FlightWave proprietary technology and brand name, but has not yet accumulated sufficient information to assign such values. As additional information becomes known regarding the acquired assets and assumed liabilities, management may make adjustments to the opening balance sheet of the acquired company up to the end of the measurement period, which is a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and intangible assets) requires significant judgment.

Supplemental Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on May 1, 2023. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company. The information below does not include the effects of finite-lived intangible assets to be evaluated.

Six months ended October 31, 2024
Consolidated
Revenues	$5,107,661

Net Loss	(26,882,328)

Loss per share – basic and diluted	(0.36)

Six months ended October 31, 2023
Consolidated
Revenues	$6,461,394

Net Loss	(12,499,977)

Loss per share – basic and diluted	(0.23)

Note 4 – Divestiture of Consumer Segment

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

Secured Promissory Note

The Promissory Note from Unusual Machines bore interest at a rate of 8% per year, was due 18 months from the date of issue, and required monthly payments of interest due in arrears on the 15th day of each month.

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

The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for:

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023
Revenues	$—	$1,056,932	$—	$2,926,151

Cost of goods sold	—	1,154,200	—	2,539,316

Gross Margin	—	(97,268)	—	386,835

Operating Expenses
Research and development	—	31,054	—	77,303
Sales and marketing	—	287,413	—	691,517
General and administrative	—	183,807	—	437,393
Total operating expenses	—	502,274	—	1,206,213
Operating loss	—	(599,542)	—	(819,378)

Other (income) expense
Interest expense	—	—	—	22,856
Other, net	—	(31)	—	(150)
Other (income) expense	—	(31)	—	22,706

Net loss from discontinued operations	$—	$(599,511)	$—	$(842,084)

Note 5 – Inventories

Inventories consisted of the following:

	October 31, 2024	April 30, 2024
Raw materials	$6,110,038	$5,750,324
Work-in-process	1,214,769	1,289,997
Finished goods	4,840,453	966,916
Total	$12,165,260	$8,007,237

Note 6 – Other Current Assets

Other current assets included:

	October 31, 2024	April 30, 2024
Prepaid expenses	$2,626,343	$1,206,306
Prepaid inventory	389,070	602,888
Contract asset	—	1,477,859
Grant receivable	—	675,000
Total	$3,015,413	$3,962,053

Note 7 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	October 31, 2024			April 30, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,282,001	$(2,272,270)	$2,009,731	$4,282,001	$(1,917,612)	$2,364,389
Non-compete agreements	65,000	(65,000)	—	65,000	(65,000)	—
Total finite-lived assets	4,347,001	(2,337,270)	2,009,731	4,347,001	(1,982,612)	2,364,389
Brand name	1,430,000	—	1,430,000	1,430,000	—	1,430,000
Total indefinite-lived assets	1,430,000	—	1,430,000	1,430,000	—	1,430,000
Total intangible assets, net	$5,777,001	$(2,337,270)	$3,439,731	$5,777,001	$(1,982,612)	$3,794,389

Proprietary technology and non-compete agreements are being amortized over six years and three years, respectively. Goodwill and Brand name are not amortized but evaluated for impairment on a quarterly basis.

Note 8 – Equity Method Investment

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

As of April 30, 2024, the Company had owned approximately a 46% interest in Unusual Machines. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements are prepared in accordance with GAAP. See Note 4 for additional information.

Financial information for UMAC prior to the sale of the Company’s equity interest was derived from UMAC’s Form 10-Q for the six months ended June 30, 2024 and was as follows:

Current assets	$5,116,963
Long-term assets	20,083,390
Current liabilities	931,200
Long-term liabilities	4,297,332
Revenues	2,030,039
Gross profit	592,607
Net loss	$(2,718,240)

The Company’s investments in UMAC have been impacted by the following:

Initial investment, February 16, 2024	$17,000,000
Equity method loss	(503,625)
Impairment	(11,353,875)
Investment balance, April 30, 2024	$5,142,500
Equity method loss	(734,143)
Sale of ownership interest	(4,408,357)
Investment balance, October 31, 2024	$—

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

Note 9 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	October 31, 2024	April 30, 2024
Equipment and related	$1,633,105	$1,540,888
Leasehold improvements	1,556,139	1,547,976
Furniture and fixtures	186,703	163,290
Accumulated depreciation	(1,403,088)	(911,470)
Net carrying value	$1,972,859	$2,340,684

Depreciation expense totaled $491,618 and $222,431 for the six months ended October 31, 2024 and 2023, respectively.

Note 10 – Other Long-Term Assets

Other long-term assets included:

	October 31, 2024	April 30, 2024
SAFE agreement	$250,000	$250,000
Security deposits	43,126	43,126
Total	$293,126	$293,126

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company evaluates the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the six months ended October 31, 2024.

Note 11 – Right of Use Assets and Liabilities

As of October 31, 2024, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 6.17 years, including options to extend certain leases for up to six years. Operating lease expense totaled $262,912 and $170,505 for the six months ended October 31, 2024 and 2023, respectively.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$23,340	December 2030
Santa Monica, California	$16,697	June 2025
San Juan, Puerto Rico	$6,186	June 2027
Grantsville, Utah	$1,000	December 2026

Supplemental information related to operating leases for the six months ended October 31, 2024 was:

Operating cash paid to settle lease liabilities	$215,922
Weighted average remaining lease term (in years)	2.50
Weighted average discount rate	12%

Note 12 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrues at a rate of ten (10%) percent per annum. Principal and interest is payable in monthly installments of $49,275. The balance outstanding at April 30, 2024 totaled $370,537. The balance was paid off in September 2024.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at October 31, 2024 and April 30, 2024 totaled $1,563 and $1,334, respectively.

C.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity, LLC. The loan bears interest at 8.25% annually and requires monthly payments of $3,595 through December 2024. The balance outstanding at October 31, 2024 and April 30, 2024 totaled $6,706 and $27,495 respectively.

D.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383. Monthly payments are $656. The balance outstanding at October 31, 2024 and April 30, 2024 totaled $259 and $3,538, respectively.

E.	Summary

Future annual principal payments at October 31, 2024 were as follows:

Fiscal Year Ended:
2025	356,964
Thereafter	—
Total	$356,964

Note 13 – Convertible Notes Payable

In September 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the SPA, the Company received approximately $8 million in funding from Lind in exchange for a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for five years (the “Warrant”). The Note is secured by substantially all assets of the Company. As additional consideration to Lind, the Company paid a commitment fee in the amount of $280,000.

The Note, which does not accrue interest, will be repaid in eighteen consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date. At the Company’s option, monthly payments can be increased up to $1,000,000 so long as the Company’s market capitalization is at least $50 million. In addition, if the Repayment Share Price (as defined below) is equal to or greater than $2.00, Lind can, at its option, increase the monthly payment amount up to $1,300,000 for up to two months. The monthly payments due under the Note may be made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price is defined in the Note as ninety percent (90%) of the average of the five (5) consecutive lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the payment date, subject to a floor price of $0.75 per share.

The Note may be converted by Lind upon issuance a price of $6.50 per share (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied toward upcoming Note payments in chronological order. The Note may be prepaid in whole upon 5 days’ notice, but in the event of a prepayment notice, Lind may convert up to 25% of principal amount due at the lesser of the Repayment Share Price (but only if the Repayment Share Price is equal to or greater than $2.00) or the Conversion Price.

The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. The Company’s convertible notes payable balance at October 31, 2024 was $11,911,307.

Subsequent to quarter end, on November 26, 2024, we entered into a First Amendment to our SPA with Lind. Additionally, on December 13, 2024, Lind provided notice to the Company to convert $1,300,000 of the note payable into 200,000 shares of Common Stock which will be issued on December 16, 2024. On December 16, 2024, Lind provided notices to the Company to convert an additional $2,600,000 and $3,250,000 of the note payable into 400,000 and 500,000 shares of Common Stock, respectively. See Note 20 for further information.

Note 14 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2023 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 27,189 to pay taxes	192,742
Vesting of restricted stock to Board of Directors	252,214
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Issuance of common stock through ATM facilities	53,235
Issuance of common stock through public offering	18,400,000
Exercise of stock options	3,000
Shares outstanding as of April 30, 2024	74,289,351
Vesting of restricted stock to employees, net of shares withheld of 138,744 to pay taxes	540,590
Vesting of restricted stock to Board of Directors	61,447
Exercise of stock options	58,446
Exercise of warrants	530,578
FlightWave acquisition	2,544,991
Shares outstanding as of October 31, 2024	78,025,403

See note 20 for subsequent events.

Public Offering

In December 2023, the Company entered into an underwriting agreement with ThinkEquity LLC, as representative of the underwriters, pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 16,000,000 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $0.50 per share. The Company also granted the underwriters a 45-day option to purchase up to an additional 2,400,000 shares of Common Stock to cover over-allotments.

The Offering closed on December 11, 2023, resulting in the issuance of 18,400,000 shares of Common Stock which generated gross proceeds of $9,200,000. Net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were approximately $8,400,000.

Note 15 – Preferred Stock

Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at October 31, 2024 totaled 4,676 which are convertible into 3,896 shares of common stock.

Note 16 – Warrants

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

As of October 31, 2024, we have received $301,248 related to the exercise of 268,332 warrants.

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

In September 2024, the Company issued warrants to purchase 750,000 shares of common stock to Lind, as further described in Note 13. The warrants have a five-year term and an exercise price of $6.50. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.

The following table summarizes the changes in warrants outstanding since April 30, 2023.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2023	1,539,999	3.38	2.89	$—
Granted	736,000	$0.63
Exercised	—	—
Outstanding as of April 30, 2024	2,275,999	2.49	2.77	$—
Granted	750,000	6.50	5.00
Exercised	(733,792)	0.63
Outstanding at October 31, 2024	2,292,207	$4.40	2.51	$1,263,775

Note 17 – Share Based Awards

The 2019 Equity Incentive Plan (the “2019 Plan”) and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”) (collectively, the “Plans”) allow us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The number of shares issuable in connection with Awards under the 2019 Plan were not to exceed 11,750,000. However, no shares are issuable under the 2019 Plan after the 2024 Plan became effective on October 15, 2024. The number of shares issuable in connection with Awards under the 2024 Plan may not exceed 11,250,000 plus any underlying forfeited 2019 Plan awards.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the six months ended October 31 was:

	2024	2023
Exercise Price	$1.15 – 2.45	$0.95 – 1.12
Stock price on date of grant	1.20 – 2.56	0.95 – 1.12
Risk-free interest rate	3.54 – 4.44%	3.47 – 4.34%
Dividend yield	—	—
Expected term (years)	5.17 – 5.73	6.00 – 8.25
Volatility	191.43 – 199.03%	242.38 – 260.22%

A summary of options activity under the Plans since April 30, 2023 was:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2023	4,784,809	$1.88	8.72	74,586
Granted	2,903,542	1.02
Exercised	(3,000)	0.89
Forfeited or expired	(905,417)	2.27
Outstanding as of April 30, 2024	6,779,934	1.46	8.02	2,762,242
Granted	1,333,500	1.94
Exercised	(97,414)	1.60
Forfeited or expired	(119,117)	1.47
Outstanding as of October 31, 2024	7,896,903	1.54	7.55	12,438,946
Exercisable as of October 31, 2024	4,557,077	$1.63	6.45	$6,959,111

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of October 31, 2024, there was $2,674,589 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.12 years.

B.	Restricted Stock

A summary of restricted stock activity under the Plans since April 30, 2023 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2023	781,060	$2.44
Granted	298,643	1.06
Vested	(485,024)	1.92
Forfeited	(419,549)	2.09
Unvested and outstanding as of April 30, 2024	175,130	2.09
Granted	2,497,599	1.10
Vested	(914,416)	1.18
Forfeited	—	—
Unvested and outstanding as of October 31, 2024	1,758,313	$1.16

C.	Stock Compensation

Stock compensation expense by functional operating expense was:

	Three months ended October 31,		Six months ended October 31,
	2024	2023	2024	2023
Research and development	$80,093	$147,629	$174,515	$275,046
Sales and marketing	130,264	208,903	246,807	374,212
General and administrative	1,093,680	839,793	2,328,753	1,458,673
Total	$1,304,037	$1,196,325	$2,750,075	$2,107,931

Stock compensation expense pertaining to options totaled$815,632 and $1,606,305 for the six months ended October 31, 2024 and 2023, respectively. Stock compensation expense pertaining to restricted stock units totaled $1,934,443 and $501,626 for the six months ended October 31, 2024 and 2023, respectively.

Note 18 - Related-Party Transactions

In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 4 and Note 8. UMAC’s Chief Executive Officer is a direct relative of a member of the Company’s management.

Note 19 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of October 31, 2024.

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

Note 20 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:

Subsequent to October 31, 2024, approximately 2,000,000 shares of Common Stock were issued for the exercise of options, warrants, and vested RSUs.

On November 26, 2024, we entered into a First Amendment to our Securities Purchase Agreement (the “SPA Amendment”) with Lind. The SPA Amendment amends the terms of our original Securities Purchase Agreement with Lind dated September 23, 2024. Upon closing of the SPA Amendment, we will receive an additional $6,000,000 in funding from Lind in exchange for our issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $7,200,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of our common stock at a price of $9.20 per share, exercisable for 5 years (the “Warrant”). As additional consideration to Lind, we have agreed to pay a commitment fee in the amount of $210,000, which may be paid by deduction from the funding to be received.

The Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $400,000 beginning six months from the issuance date. At our option, monthly payments can be increased up to $750,000 so long as our market capitalization is at least $50 million. In addition, if the Repayment Share Price (as defined below) is equal to or greater than $2.00, Lind can, at its option, increase the monthly payment amount up to $975,000 for up to two months. The monthly payments due under the Note may be made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price is defined in the Note as ninety percent (90%) of the average of the five (5) consecutive lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the payment date, subject to a floor price of $0.75 per share.

The Note may be converted by Lind from time to time at a price of $9.20 per share (the “Conversion Price”). The dollar amount of any conversions by Lind will be applied toward upcoming Note payments in chronological order. The Note may be prepaid in whole upon 5 days’ notice, but in the event of a prepayment notice, Lind may convert up to 25% of principal amount due at the lesser of the Repayment Share Price (but only if the Repayment Share Price is equal to or greater than $2.00) or the Conversion Price.

On December 13, 2024, Lind provided notice to the Company to convert $1,300,000 of the note payable into 200,000 shares of Common Stock which will be issued on December 16, 2024. Additionally, on December 16, 2024, Lind provided notice to the Company to convert an additional $2,600,000 of the note payable into 400,000 shares of Common Stock.

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

Recent Developments

On September 4, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with FlightWave Aerospace Systems Corporation (the “Seller”). The seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14,000,000 worth of shares of the Company’s common stock. See Note 3 for further information.

On September 23, 2024, we entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the SPA, we received $8 million in funding from Lind in exchange for our issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for 5 years (the “Warrant”). As additional consideration to Lind, we paid a commitment fee in the amount of $280,000, which was paid by deduction from the funding to be received. The Note, which does not accrue interest, shall be repaid in eighteen (18) consecutive monthly installments in the amount of $533,334 beginning March 23, 2024. See Note 13 for further information.

On November 26, 2024, we entered into a First Amendment to our Securities Purchase Agreement (the “SPA Amendment”) with Lind. The SPA Amendment amends the terms of our original Securities Purchase Agreement with Lind dated September 23, 2024. Upon closing of the SPA Amendment, we received an additional $6,000,000 in funding from Lind in exchange for our issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $7,200,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of our common stock at a price of $9.20 per share, exercisable for 5 years (the “Warrant”). As additional consideration to Lind, we have agreed to pay a commitment fee in the amount of $210,000, which may be paid by deduction from the funding to be received. See Note 20 for further information.

Plan of Operations

Since April 2016, our primary business has been to provide products, services, and solutions to the drone industry which we presently do through our three wholly owned subsidiaries Skypersonic, Teal, and Propware. Beginning in January 2020, we expanded the scope of our drone products and services through five acquisitions, including:

A.	In January 2020, we acquired Rotor Riot, a provider of First Person View (FPV) drones and equipment, primarily to the consumer marketplace. The purchase price was $1,995,114.

B.	In November 2020, we acquired Fat Shark Holdings, a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076.

C.	In May 2021, we acquired Skypersonic which provides hardware and software solutions that enable drones to complete inspection services in locations where GPS is not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012.

D.	In August 2021, we acquired Teal, a leader in commercial and government UAV technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The purchase price was $10,011,279.
E.	In September 2024, the Company acquired FlightWave Aerospace Systems Corporation, an industry-leading provider of VTOL drone, sensor and software solutions, under an Asset Purchase Agreement. As part of the acquisition, the Company created a new subsidiary, FW Acquisition Inc. for ongoing operations The purchase price was $14,000,000.

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

Results of Operations

The analysis of our results of operations for the three and six months ended October 31, 2024 compared to the three and six months ended October 31, 2023 includes only our Enterprise segment as our Consumer segment was divested in February 2024.

Discussion and Analysis of Three Months Ended October 31, 2024 compared to Three Months Ended October 31, 2023

Revenues

Consolidated revenues totaled $1,534,727 during the three months ended October 31, 2024 (or the “2024 period”) compared to $3,930,868 during the three months ended October 31, 2023 (or the “2023 period”) representing a decrease of $2,396,141, or 61%. The decrease related to lower product revenue and lower contract revenue as the Company has begun shifting manufacturing focus from the Teal 2 to the Black Widow. Product revenue totaled $1,524,791 during the quarter ended October 31, 2024 compared to $3,383,238 during the quarter ended October 31, 2023 representing a decrease of $1,858,447, or 55%. There were no contract revenues during the 2024 period compared to $529,438 during the 2023 period, representing a decrease of $529,438, or 100%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Profit

Consolidated gross loss totaled $23,475 during the 2024 period compared to a gross profit of $1,200,582 during the 2023 period representing a decrease of $1,224,057, or 102%. On a percentage basis, gross loss was 2% during the 2024 period compared to a gross profit of 31% during the 2023 period. The gross loss in the 2024 period was due to lower-than-planned manufacturing levels due to the transition to the Black Widow which resulted in higher relative overhead costs compared to the 2023 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins.

Operating Expenses

Research and development expenses totaled $2,231,470 during the 2024 period compared to $2,222,137 during the 2023 period, representing an increase of $9,333, or 0.5%.

Sales and marketing costs totaled $2,343,779 during the 2024 period compared to $1,032,645 during the 2023 period, representing an increase of $1,311,134 or 127%. The increase was driven by higher payroll expenses due to an increased headcount and an increase in tradeshow attendance in efforts to spread awareness of new products and the Red Cat Futures Initiative.

General and administrative expenses totaled $4,517,695 during the 2024 period compared to $2,838,080 during the 2023 period, representing an increase of $1,679,615 or 59%. The increase was mainly due to a higher headcount, including the addition of employees from the FlightWave acquisition. In anticipation of winning the production contract under the Army’s Short Range Reconnaissance program of record, the Company increased investment in personnel necessary to fulfill the contract as well as anticipated demands for future products.

During the 2024 period, we incurred stock-based compensation costs of $1,304,037 compared to $1,196,325 in the 2023 period, resulting in an increase of $107,712 or 9%.

Other Income

Other expense totaled $4,218,199 during the 2024 period compared to $352,019 during the 2023 period, representing an increase of $3,866,180 or more than 10 times. This increase is primarily related to a loss of $4,230,307 recognized in the 2024 period on the issuance of the Note to Lind, based on its fair value.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $13,334,618 for the 2024 period compared to $5,244,299 for the 2023 period, resulting in an increase of $8,090,319 or 154%. Total operating expenses totaled $9,092,944 for the 2024 period compared to $6,092,862 for the 2023 period. This increase of $3,000,082 or 49%, related to the increase in sales and marketing expenses and general and administrative expenses.

Discussion and Analysis of Six Months Ended October 31, 2024 compared to Six Months Ended October 31, 2023

Revenues

Consolidated revenues totaled $4,311,262 during the six months ended October 31, 2024 (or the “2024 period”) compared to $5,678,997 during the six months ended October 31, 2023 (or the “2023 period”) representing a decrease of $1,367,735, or 24%. The decrease related to lower product revenue. Product revenue totaled $3,359,991 during the 2024 period compared to $4,796,365 during the 2023 period representing a decrease of $1,436,374, or 30%.

Gross Profit

Consolidated gross loss totaled $506,866 during the 2024 period compared to a gross profit of $1,375,247 during the 2023 period representing a decrease of $1,882,113, or 137%. On a percentage basis, gross loss was 12% during the 2024 period compared to a gross profit of 24% during the 2023 period. The gross loss in the 2024 period was due primarily to the delivery of final prototypes under the Short Range Reconnaissance Tranche 2 contract with the U.S. Army which occurred in the first quarter. This is also due to lower-than-planned manufacturing levels in the transition to the Black Widow which resulted in higher relative overhead costs compared to the 2023 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins.

Operating Expenses

Research and development expenses totaled $3,857,910 during the 2024 period compared to $3,575,688 during the 2023 period, representing an increase of $282,222, or 8%. The increase was primarily driven by the increased investment in the development of new products as well as the FlightWave acquisition.

Sales and marketing costs totaled $4,385,290 during the 2024 period compared to $2,321,405 during the 2023 period, representing an increase of $2,063,885 or 89%. The increase was driven by higher payroll expenses due to an increased headcount and an increase in tradeshow attendance in efforts to spread awareness of new products and the Red Cat Futures Initiative.

General and administrative expenses totaled $8,000,790 during the 2024 period compared to $5,701,838 during the 2023 period, representing an increase of $2,298,952 or 40%. The increase was mainly due to a higher headcount, including the addition of employees from the FlightWave acquisition. In anticipation of winning the production contract under the Army’s Short Range Reconnaissance program of record, the Company increased investment in personnel necessary to fulfill the contract as well as anticipated demands for future products.

During the 2024 period, we incurred stock-based compensation costs of $2,750,075 compared to $2,107,931 in the 2023 period, resulting in an increase of $642,144 or 30%.

Other Income

Other expense totaled $8,907,088 during the 2024 period compared to $614,910 during the 2023 period, representing an increase of $8,292,178 or more than 13 times. This increase is primarily related to a loss incurred on the sale of our equity method investment of $4,008,357 as well as a loss of $4,230,307 recognized on the issuance of the Note to Lind, based on its fair value.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $25,750,994 for the 2024 period compared to $10,838,594 for the 2023 period, resulting in an increase of $14,912,400 or 138%. Total operating expenses totaled $16,337,040 for the 2024 period compared to $11,598,931 for the 2023 period. This increase of $4,738,109 or 41%, related to the increase in sales and marketing expenses and general and administrative expenses.

Cash Flows

Operating Activities

Net cash used in operating activities was $12,487,713 during the 2024 period compared to net cash used in operating activities of $11,240,359 during the 2023 period, representing an increase of $1,247,354 or 11%. The increased use of cash primarily related to timing of accounts receivable receipts for government customers. Net cash used in operations, net of non-cash expenses, totaled $13,088,786 during the 2024 period, compared to $7,427,197 during the 2023 period, resulting in an increase of $5,661,589, or 76%. Net cash used related to changes in operating assets and liabilities totaled $601,073 during the 2024 period, compared to negative $3,813,162 during the 2023 period, representing an increase of $4,414,235 or 116%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash provided by investing activities was $4,276,207 during the 2024 period compared to net cash provided by investing activities of $10,065,641 during the 2023 period, resulting in a decrease of $5,789,434 or 58%. During the 2023 period, proceeds of marketable securities were approximately $10,200,000 compared to $0 during the 2024 period. During the 2024 period, we received proceeds of $4,400,000 from the sale of equity method investment.

Financing Activities

Net cash provided by financing activities totaled $6,755,429 during the 2024 period compared to net cash used in financing activities of $286,206 during the 2023 period. The increase related to the proceeds from the issuance of convertible notes payable during the 2024 period.

Liquidity and Capital Resources

At October 31, 2024, we reported current assets totaling $20,913,163, current liabilities totaling $14,672,706 and net working capital of $6,240,457. Cash totaled $4,611,092 at October 31, 2024. Inventory related balances, including pre-paid inventory, totaled $12,554,330.

Going Concern

We have never been profitable and have incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the six months ended October 31, 2024, we incurred a net loss of approximately $25,750,000 and used cash in operating activities of approximately $12,500,000. As of October 31, 2024, working capital totaled approximately $6,240,000. These financial results and our financial position at October 31, 2024 raise substantial doubt about our ability to continue as a going concern. However, we have recently taken actions to strengthen our liquidity.  In November 2024, the Company was selected as the winner of the U.S.  Army’s Short Range Reconnaissance (SRR) Program of Record. The Company’s manufacturing facility is scaling production of its most recent products and gross profits are projected to increase. As described in Note 13 and Note 20, the Company closed financings with proceeds of approximately $8,000,000 and $6,000,000 in September 2024 and November 2024, respectively. Additionally, the Company’s Form S-3 became effective on December 11, 2024. If necessary, the Company will seek additional equity financing for which there can be no guarantee. Management has concluded that these recent positive developments alleviate any substantial doubt about the Company’s ability to continue its operations, and meet its financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Significant estimates reflected in these financial statements include those used to (i) complete purchase price accounting for acquisitions, (ii) the evaluation of long-term assets, including goodwill, for impairment, (iii) the evaluation of other-than-temporary-impairment of equity method investments, and (iv) valuations of convertible notes payable.

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

Financial Instruments

Our financial instruments mainly consist of cash, accounts receivable, current assets, accounts payable, accrued expenses, notes payable, and convertible notes payable. The recorded carrying amounts of cash, accounts receivable, current assets, accounts payable, accrued expenses, and notes payable are considered to approximate their estimated fair values due to their short-term nature. Liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consist of convertible notes payable. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of October 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of October 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, specifically pertaining to the quarter ended October 31, 2023 for which we restated items related to the removal of the derivative liabilities.

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

Management assessed our internal control over financial reporting as of October 31, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective, specifically pertaining to the quarter ended October 31, 2023 for which we restated items related to the removal of the derivative liabilities. The Company is currently in the process of formalizing narratives and processes which are expected to mitigate these weaknesses, and has hired additional personnel to strengthen the internal control environment.

Changes In Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended October 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On May 9, 2024, Autonodyne LLC filed a complaint against wholly-owned Red Cat subsidiary Teal Drones, Inc. in the Superior Court of the State of Delaware. The Complaint alleges a single cause of action, asserting that Teal breached a Software Licensing Agreement between it and Autonodyne (the “SLA”) by disclosing confidential information contained in the SLA. Autonodyne alleges that it rightfully terminated the SLA, and at that point it became entitled to $8.25 million of accelerated payments, pursuant to section 14.4(e) of the SLA. Teal Drones has answered the Complaint. Autonodyne filed a motion for judgment on the pleadings, which was opposed by Red Cat’s outside counsel. The court heard oral arguments on October 10, 2024. At the conclusion of the hearing, the court advised the parties that the arguments and briefs would be taken under advisement, and a decision issued later; a ruling is yet to be issued. As any litigation is subject to many uncertainties, it is not possible to predict the ultimate outcome of this claim or to estimate the loss, if any, which may result. Accordingly, the outcome of the claim is not yet determinable, and the extent to which an outflow of funds may be required to settle this possible obligation cannot be reliably determined. The Company plans to vigorously assert defenses to the complaint.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended October 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Resignation of Chief Financial Officer

On December 11, 2024, Leah Lunger informed the Board of Directors of her intention to resign as Chief Financial Officer of the Company, effective January 10, 2025. Ms. Lunger’s resignation is for personal and family reasons and is not based on any disagreement with the Company’s accounting principles, practices or financial statement disclosures.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on August 27, 2024)
10.2	Asset Purchase Agreement, dated September 4, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 9, 2024).
10.3	Form of Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 9, 2024)
10.4	Form of Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 9, 2024)
10.5	Form of Key Employee Non-Competition Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 9, 2024)
10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.7	Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.8	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.9	Security Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 is formatted in Inline XBRL

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

RED CAT HOLDINGS, INC.
Date: December 16, 2024	By: /s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: December 16, 2024	By: /s/ Leah Lunger
Leah Lunger Chief Financial Officer (Principal Financial and Accounting Officer)

