Form 10-KT
period 2024-12-31
Red Cat Holdings, Inc.
filed 2025-03-31
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KT

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2024 to December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $219,960,698.

As of March 28, 2025, there were 85,647,618 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this transition report on Form 10-KT (the “Transition Report”) to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

FORWARD-LOOKING STATEMENTS

This Transition Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (i) the market and sales success of our existing and any new products, (ii) our ability to raise capital when needed and on acceptable terms, (iii) our ability to make acquisitions and integrate acquired businesses into our company, (iv) our ability to attract and retain management, (v) the intensity of competition, (vi) changes in the political and regulatory environment and in business and economic conditions in the United States and globally, (vii) geopolitical conflicts throughout the world, including those in Ukraine and Israel. These risks and others described under the section “Risk Factors” below are not exhaustive.

Given these uncertainties, readers of this Transition Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Transition Report to the “Company”, “we”, “us”, or “our”, are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, which include Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), FW Acquisition, Inc. (“FlightWave”) beginning on September 5, 2024 , UAVPatent Corp., as well as Rotor Riot LLC (“Rotor Riot”), Fat Shark Holdings, Ltd. (“Fat Shark”), which were wholly owned subsidiaries until February 16, 2024.

PART I

ITEM 1. BUSINESS

Overview

We are a drone technology company integrating robotic hardware and software for military, government and commercial operations.

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

Prior to the share exchange agreement, Propware was focused on the research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. Following the share exchange agreement and its name change, Red Cat has completed a series of acquisitions and financings which have broadened the scope of its activities in the drone industry. These acquisitions included:

●	In January 2020, the Company acquired Rotor Riot, a reseller of drones and related parts, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. The total purchase price was $2.0 million. Rotor Riot was sold in February 2024 to Unusual Machines.

●	In November 2020, the Company acquired Fat Shark which sells consumer electronics products to the first-person view (“FPV”) sector of the drone industry. Fat Shark’s flagship products are headsets with a built-in display (or “goggles”) that allow a pilot to see a real-time video feed from a camera typically mounted on an aerial platform or drone. The total purchase price was $8.4 million. Fat Shark was sold in February 2024 to Unusual Machines.

●	In May 2021, the Company acquired Skypersonic, a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is denied or unavailable. The total purchase price was $2.8 million. Skypersonic’s technology has been redirected to military applications and its operations consolidated into Teal.

●	In August 2021, the Company acquired Teal, a leader in providing sophisticated and complex unmanned aerial vehicle (“UAV”) technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $10.0 million.

●	In September 2024, the Company acquired FlightWave Aerospace Systems Corporation, an industry-leading provider of VTOL drone, sensor and software solutions, under an Asset Purchase Agreement. As part of the acquisition, the Company created a new subsidiary, FW Acquisition Inc. for ongoing operations. The total purchase price was $14.0 million.

Key Business Accomplishments during eight months ended December 31, 2024 and to date include:

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

ARACHNID Family of Small ISR and Precision Strike Systems

In October 2024, we introduced our ARACHNID family of unmanned intelligence, surveillance, and reconnaissance (ISR) and precision lethal strike systems. The ARACHNID family of systems is purpose built for the U.S. Army’s roadmap to integrate UAS and long endurance aircraft in a combined arms fight with synchronized fire and maneuver across various command levels. We currently address the needs of warfighters at the platoon and company level with drones that span capabilities and endurance for short and medium-range operations in air, land, and maritime environments.

ARACHNID advances our established leadership in the sUAS space and brings enhanced capabilities and tech integrations to its existing flagship products from Teal. To reflect this technology evolution and the capabilities of the newest model that we developed for the U.S. Army’s SRR Program of Record, we have rebranded our flagship within the ARACHNID family of systems:

●	Black Widow (successor to Teal 2) is a highly capable, rucksack portable sUAS designed specifically for operation in Electronic Warfare (EW) environments. A fully modular architecture enables swift adaptation to mission requirements including short range reconnaissance and secondary payload operation. Black Widow is significantly enhanced from the Teal 2 model with longer endurance, EW resilience, and advanced autonomy.

●	WEB (Warfighter Electronic Bridge) is a Ground Control Station purpose built to operate our entire ARACHNID family of systems for military operations. WEB is fully integrated with Kinesis and Android Tactical Assault Kit (ATAK) to provide seamless integration with platforms and enhance mission effectiveness. WEB can also function as a stand-alone GCS for other non-Red Cat platforms, offering multi-domain versatility.

Government Contracts and Orders

Winner of Short Range Reconnaissance Program of Record

In November 2024, Teal was selected as the sole winner of the U.S. Army’s Short Range Reconnaissance (SRR) Program of Record. The production selection was made after a test and evaluation process of Teal’s next generation sUAS, completed by the Army Project Management Office for Uncrewed Aircraft Systems, Army Maneuver Battle Lab, Army Test and Evaluation Command, and Army Operational Test Center.

We are now focused on ramping production of Teal’s next generation system to meet the Army’s currently stated acquisition objective for 5,880 systems, which is subject to change over the five year period of performance.

TACFI Award for Advanced Enhancements to Edge 130 VTOL

In September 2024, FlightWave secured a $1.9 million award through the U.S. Air Force’s Tactical Funding Increase (TACFI) program. The funding will support critical enhancements to the Edge 130 Vertical Takeoff and Landing (VTOL) system. The TACFI program, part of the U.S. Department of Defense’s broader Small Business Innovation Research (SBIR) initiative, provides resources to expedite the commercialization and deployment of innovative technologies for national security. This award recognizes FlightWave’s continued leadership in developing UAS technologies that meet the unique demands of military and government missions. The goal with this contract is to bring new capabilities for the Edge 130 to meet the evolving needs of the U.S. Air Force and position FlightWave for future larger contract awards.

U.S. Customs and Border Protection

In October 2024, FlightWave secured $1.6 million in contracts for Edge 130 Blue drones, FlightWave’s Blue UAS approved military-grade tricopter to the U.S. Customs & Border Protection (CBP). The contract was secured through Darley, a leading distributor of equipment and technology to first responders and the military, and was coordinated for procurement by the U.S. Defense Logistics Agency (DLA) on behalf of CBP.

United States Army Communications-Electronics Command

In October 2024, FlightWave secured a $1 million contract for its Edge 130 Blue drones from the United States Army Communications-Electronics Command (CECOM). The contract was secured through Noble, a leading provider of global sustainment and operations support for the U.S. Military and civilian government agencies, and was coordinated for procurement by the U.S. Defense Logistics Agency (DLA) on behalf of CECOM.

Australian Defense Force

In October 2024, FlightWave secured a contract for twelve of its Edge 130 Blue systems from the Royal Australian Navy. The contract was secured through Criterion Solutions Pty Ltd., an Australian-based distributor of intelligence, surveillance, reconnaissance, and information technology solutions.

Product Development

Partnership with Palantir to Equip Black Widow with Autonomous Visual Navigation and Warp Speed for GPS-Compromised Environments

In December 2024, we announced a strategic partnership with Palantir Technologies Inc. (Nasdaq: PLTR) to integrate Visual Navigation software (VNav) into the Black Widow drones and to deploy Warp Speed, Palantir’s manufacturing OS. This collaboration is expected to transform autonomous sUAS operations for modern warfare by utilizing Palantir’s advanced AI software running onboard the drone which references up-to-date onboard satellite imagery to provide accurate navigation entirely independent of GPS or radio control signals.

The integration of Palantir’s VNav software and use of Warp Speed advances our mission to define the future of aerial intelligence and provide warfighters with critical, real-time situational awareness on the battlefield. Following Black Widow’s selection for the U.S. Army’s Short Range Reconnaissance Program, this partnership is intended to accelerate the ability to deploy electronic-warfare (EW) resistant sUAS without GPS. Palantir’s VNav software solves the persistent problem of long-range inertial drift by comparing the drone’s position against onboard up-to-date satellite imagery.

Key Benefits of Palantir’s VNav technology for Black Widow drones:

●	Satellite Imagery Integration: Palantir’s ability to task partner satellites to acquire up-to-date imagery and deliver it to the edge provides drones with the necessary situational awareness, facilitating highly accurate navigation without long-range drift.

●	A-PNT Navigation: VNav technology empowers drones with an Alternate PNT source by using sophisticated computer vision techniques for visual inertial odometry and reference matching against satellite imagery in multiple visual bands without reliance on GPS, ensuring operational efficacy in EW environments.

●	Edge Runtime: VNav’s visual navigation algorithms are deployed directly onboard the drone and run fully offline using Palantir’s Edge Runtime.

Partnership with Palladyne AI Partner to Embed Artificial Intelligence to Enable Autonomous Operation

In October 2024, we announced a partnership intended to enhance the autonomous capabilities of our drones using Palladyne AI Corp.’s (Nasdaq: PDYN and PDYNW) AI Pilot software. Leveraging its years of innovative development work for U.S. Government customers, Palladyne AI is developing an artificial intelligence platform for unmanned systems to enable persistent detection, tracking, and classification of objects of interest by synthesizing multi-modal sensor fusion data in real-time. The AI product for mobile systems, known as “Palladyne™ Pilot”, will facilitate shared situational awareness across multiple drones and autonomous navigation when integrated with drone autopilot systems. Palladyne Pilot is expected to be made available for all Teal drones, including those already in the field.

Palladyne AI’s artificial intelligence software platform is designed to train and enhance the effectiveness of autonomous, mobile, stationary and dexterous robots. Teal has developed a drone system comprised of two robotic UAVs and related control systems that have earned Blue UAS Certification by the U.S. Department of Defense. The partnership will expand the drone system capabilities, facilitating the creation of a network of collaborating drones and sensors that self-orchestrate to provide superior intelligence, surveillance, and reconnaissance capabilities.

Sales and Marketing

Our sales and marketing efforts have been focused on developing relationships with the military agencies of the U.S. Federal Government. While the sales cycle for government agencies can be extensive and take considerable time and effort to establish, they can often become a long-term buyer once initial sales are closed.

Other Information

Suppliers

Teal purchases inventory from over 35 suppliers. Approximately 80% of this inventory is purchased from four vendors. The most critical components are electronics and cameras. FlightWave purchases inventory from over 60 suppliers. Approximately 60% of this inventory is purchased from six vendors. The most critical components are electronics and cameras. Teal and FlightWave’s supply chain is NDAA and Blue UAS compliant. All suppliers are approved based on strict vendor qualification process.

Competition

Teal’s primary competitor is Shenzhen Da-Jiang Innovations Sciences and Technologies Company Limited (“DJI”), headquartered in Shenzhen, China. Though regulation is trending toward further restrictions against Chinese made drones, DJI remains a global industry leader and continues to serve markets on which Teal is focused. Teal’s primary domestic competitor is Skydio Inc. Future competitors may include established defense contractors that are better capitalized and resourced to compete in Teal’s markets. Teal competes with a combination of its unique product value propositions (i.e., nighttime capability, modular platform), and scalable, low-cost, domestic manufacturing.

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

In January 2025, we received authorization from the FAA to operate UAS in U.S. airspace without broadcasting Remote ID information, specifically for the purpose of aeronautical research. The authorization allows us to conduct aeronautical research in controlled conditions, exempt from Remote ID broadcasting requirements. The approval remains valid through January 31, 2028, barring earlier recission or extension.

American Security Drone Act

In February 2023, two Congressman introduced the American Security Drone Act (ASDA) which would prohibit the purchase and operation of drones from countries identified as national security threats such as China. The basis for the legislation is that purchases from these countries (i) pose a significant threat to national security, (ii) represent efforts to infiltrate and influence American society, and (iii) risk the theft of personal and business data. Specifically, the American Security Drone Act:

●	Prohibits federal departments and agencies from procuring certain foreign commercial off-the-shelf drone or covered unmanned aircraft system manufactured or assembled in countries identified as national security threats and provides a timeline to end current use of these drones.

●	Prohibits the use of federal funds awarded through certain contracts, grants, or cooperative agreements to state or local governments from being used to purchase foreign commercial off-the-shelf drones or covered unmanned aircraft systems manufactured or assembled in a country identified as a national security threat.

●	Requires the Comptroller General of the United States to submit a report to Congress detailing the amount of foreign commercial off-the-shelf drones and covered unmanned aircraft systems procured by federal departments and agencies from countries identified as national security threats.

In December 2023, the ASDA was officially passed into law as part of the National Defense Authorization Act.

Countering CCP Drones Act

Section 1709 of the Fiscal Year 2025 National Defense Authorization Act (FY25 NDAA) mandates an analysis of certain unmanned aircraft systems (UAS) entities, particularly focusing on Chinese state subsidized UAS manufacturers DJI and Autel Robotics. This provision aims to assess potential risks associated with these Chinese-manufactured drones, which could lead to their addition to the FCC’s Covered Entities list, which included Chinese manufacturers ZTE and Huawei. Addition to this list would effectively prohibit their continued import into the United States. If the analysis is not made within one calendar year, the FY 25 NDAA provides that DJI and Autel will be added to the FCC’s Entity List by default. Currently, DJI and Autel make up 70-80 Percent of the non-defense drone market in the United States.

Other Corporate Information

Environmental Considerations

While the operations of many businesses have some form of negative impact on the environment, drones have a unique ability to provide a positive contribution. Many of these relate to a drone’s ability to reach places in a more efficient manner, and include such activities as:

●	Aerial mapping and nature monitoring

●	Maintenance of renewable energy sources and infrastructure

●	Disaster relief monitoring

●	Agriculture sustainability

●	Wildlife conservation

Intellectual Property

The Company has consolidated its company-owned intellectual property (“IP”) into a subsidiary, UAVPatent Corp. The subsidiary holds 34 issued patents and registered designs and 13 pending patents. The IP portfolio includes design and utility patents ranging from modular architectures to autonomous capabilities. None of the patents are currently licensed and IP is generated in the general course of engineering design.

UAVPatent Corp also has the trademarks on the Teal, FlightWave, Skypersonic, and Red Cat brands and logos.

Intellectual Property related to our drones is also acquired through supply purchasing in the form of technology rights and software licenses.

Employees

As of December 31, 2024, the Company had 115 full-time employees.

Research and Development

During the eight months ended December 31, 2024, we incurred research and development costs of $6,371,316, excluding $239,664 of stock-based compensation. During the years ended April 30, 2024 and 2023, we incurred research and development costs of $5,871,024 and $5,167,242, respectively, excluding $395,105 and $692,947 of stock-based compensation, respectively.

Item 1A. RISK FACTORS

Risk Factor Summary

Risks Related to our Financial Results and Condition

●	We have incurred net losses since inception.

●	We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.

●	Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.

●	Our products require a continuing investment in research and development, and may experience technical problems or delays, which could lead the business to fail.

●	The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.

●	Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

●	Our products may experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

●	Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.

●	Acquisitions could divert the attention of key personnel, be difficult to integrate, dilute our existing shareholders and adversely impact our financial results.

●	Our failure to effectively manage growth could harm our business.

●	Our products are subject to lengthy development cycles.

●	We expect to incur substantial research and development costs related to identifying and commercializing new products and services which may never result in revenues.

Risks Related to our Operations

●	Our operations may be adversely affected if we lose our rights under third-party technology licenses.

●	If our customers are not satisfied with our technical support, firmware or software updates, they may choose not to purchase our products which would adversely impact business and operating results.

●	Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.

●	We must recruit and retain highly trained and experienced employees, especially engineers, in order to succeed in our business.

●	Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations.

●	We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results.

●	Several steps of our manufacturing processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.

●	We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

Risks Related to our Industry

●	We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our current business and prospects.

●	We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow our business segments, and reach profitability.

●	We may not be able to keep pace with technological advances in the drone industry.

●	Cybersecurity risks could adversely affect our business and disrupt our operations.

●	U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations.

●	A decline in U.S. government budgets, changes in spending priorities, or delays in contract awards could adversely affect our revenues.

●	Our work for the U.S. government could expose us to security risks.

●	We are subject to extensive government regulation and our failure to comply with these regulations could subject us to penalties that may adversely impact our ability to operate our business.

Risks Related to Our Common Stock

●	Our management has voting control of the Company.

●	Our failure to maintain effective internal controls over financial reporting could have an adverse impact on the Company.

●	We have never paid dividends and we do not expect to pay dividends for the foreseeable future.

●	The listing of our securities on Nasdaq subject us to additional regulations and compliance requirements.

●	Our Board of Directors may authorize and issue shares of new classes of stock that could adversely affect current holders of our common stock.

●	Our shares will be subordinate to all of our debts and liabilities which increases the risk that investors could lose their entire investment.

●	The market price of our shares of common stock is subject to fluctuation.

●	Future capital raises may dilute our existing stockholders’ ownership and adversely impact the fair value of their investment.

Risks Related to Regulatory Matters

●	The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.

●	Our business and products are subject to government regulation, and we may incur additional compliance costs or be forced to suspend or cease operations if we fail to comply.

●	Our results of operations may suffer if we are not able to successfully manage our exposure to foreign exchange rate risks.

●	Our international operations, including the use of foreign contract manufacturers, subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.

●	We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws in other jurisdictions in which we operate.

●	We are subject to governmental export and import controls, and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

●	Changes in trade policy in the United States and other countries may have adverse impacts on our business, results of operations and financial condition.

●	We may collect, store, process and use the personal information of our customers which subjects us to governmental regulation related to privacy, information security and data protection. Any cybersecurity breaches or our failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

Risks Related to Intellectual Property

●	Our products could infringe on the intellectual property rights of others.

●	Our intellectual property rights and proprietary rights may not adequately protect our products.

Risks Related to our Financial Results and Condition

We have incurred net losses since inception.

We have never been profitable and reported an accumulated deficit of $124,744,703 at December 31, 2024. These losses have had an adverse effect on our financial condition, stockholders’ equity and working capital. We will need to generate higher revenues, improve profit margins, and control operating costs in order to attain profitability. We can provide no assurances that we will be able to reach profitability.

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

Since January 2020, we have completed multiple acquisitions which have significantly increased the scope of our operations and our employee headcount. Acquisitions include a wide range of risks, any of which could hurt our business, including the following:

●	difficulties in integrating the operations of a newly acquired company including existing products and contracts, differences in corporate culture, operating systems and other integration issues;

●	challenges supporting and transitioning the customers of acquired companies and the loss of any acquired customers will adversely impact our revenues and operating results;

●	assumption of known and unknown operating problems and our potential inability to address them in a timely and efficient manner;

●	risks of entering new geographic markets where we have no prior experience and are required to gain an understanding of the legal, regulatory, labor and business laws of these new markets;

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

●	New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

●	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products. These occurrences could potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and

●	Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

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

Our manufacturing facilities are located in Salt Lake City, Utah and Santa Monica, California. We also rely on third-party manufacturing plants in the US, Asia and other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, hurricanes, tropical storms pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or the effect of climate change on any of these factors or our locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

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

The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:

●	Generating sufficient revenue to cover operating costs and sustain operations;

●	Acquiring and maintaining market share;

●	Attracting and retaining qualified personnel, especially engineers with the requisite technical skills;

●	Successfully developing and commercially marketing new products:

●	Accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.

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

A decline in U.S. government budgets, changes in spending priorities, or delays in contract awards could adversely affect our revenues.

We presently expect one of our primary customers to be the U.S. government and its agencies. As a result, our business may be adversely impacted due to changes in the political environment, including those related to changes in the leadership of the current and or future administrations. We cannot provide assurance that the current levels of congressional funding, for defense in general, and for drones specifically, will continue at their current levels or decrease in the future. If annual budget appropriations are not enacted on a timely basis, we could encounter government shutdowns which could adversely impact any existing programs including the timely payment of prior shipments, as well as the receipt of future orders.

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

As a vendor to the U.S. government and other state and local agencies, we are subject to and must comply with numerous government regulations which impact how we operate our business. These regulations could adversely affect our revenues, operating costs and profit margins. Some of the regulations to which we are subject, and the federal agencies which administer these regulations, include:

●	Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS such as drones

●	The Truthful Cost or Pricing Data (formerly Truth in Negotiations Act), which requires certification and disclosure of all factual pricing and cost data in contract negotiations

●	The Federal Acquisition Regulations, which govern the formation and administration, as well as the performance, under government contracts

●	The False Statements Act and The False Claims Act which imposes penalties on payments made on the basis of facts provided to the government

●	The Federal Communications Commission which regulates the wireless spectrum upon which drones depend for data transmission

It is expensive and time consuming to comply with the regulations and requirements of these federal government agencies. The costs incurred to maintain compliance will adversely impact our operating costs and could delay our ability to operate profitably in the future, if at all.

Risks Related to Our Common Stock

Our management has voting control of the Company.

Jeffrey Thompson, our Chairman and Chief Executive Officer, owns approximately 15% of our common stock, and our current officers and directors currently own approximately 16% of our common stock. If they act together, they will be able to influence the outcome of most corporate actions requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions which may result in corporate actions that other stockholders do not agree with. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.

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

The market price of our shares of common stock is subject to fluctuation.

The market prices of our shares may fluctuate significantly in response to a wide range of factors, many of which are beyond our control, including:

●	The announcement and release of new products by our competitors
●	Developments in our industry or target markets
●	General market conditions including factors unrelated to our operating performance
●	National or international economic or political events which result in a material effect on the stock market

The stock market has, from time to time, experienced extreme price and volume fluctuations. Continued market fluctuations could result in extreme market volatility in the price of our shares of common stock which could cause a decline in the value of our shares.

Multiple conversions and/or share-based Repayments of the Note held by Lind Global Asset Management XI LLC (“Lind”), if conducted during a decline in our market share price, may cause stockholders to suffer substantial dilution.

On February 10, 2025, we issued a Senior Secured Convertible Promissory Note (the “Note”) in the amount of $16,500,000 to Lind. The Note is convertible by Lind from time to time at the lower of the fixed conversion price of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price of $0.75 per share. Although we have the option to honor conversions of the Note with cash payment in lieu of issuing shares if the “Repayment Share Price” is below $16.15 per share, we may be unable or unwilling to do so. In addition, although the Note may be prepaid in whole upon 5 days’ notice, Lind may, in the event of a repayment notice, convert up to 25% of principal amount due under the Note at the lesser of the Repayment Share Price (but only if the Repayment Share Price is equal to or greater than an applicable threshold) or the Conversion Price. Substantial or repeated conversions of the Note during a time when our market share price has declined could lead to the issuance of a large number of new shares of common stock, resulting in significant dilution to existing shareholders.

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

A substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with conducting business outside of the United States include:

●	compliance burdens and costs associated with a wide variety of foreign laws and regulations, particularly labor and environmental, that govern our operations in those countries;

●	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, and export controls,

●	export licenses, import controls and other trade barriers;

●	economic instability and high levels of inflation in certain countries where our suppliers are located and

●	customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

●	political or public health instability, including global pandemics, in the countries in which our suppliers operate;

●	changes or volatility in currency exchange rates;

●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

●	Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.

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

Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, in 2020, the State of California implemented the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens of compliance imposed by the CCPA (and other similar laws that may be enacted at the federal and state level) may require us to modify our data processing practices and policies and/or to incur substantial expenditures.

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

Our commercial success will depend substantially on the ability to obtain patents and other intellectual property rights and maintain adequate legal protection for products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we own 34 granted United States and foreign patents and 13 pending United States and foreign patent applications. The U.S. patents and patent applications include claims to, among other things, a drone, a printed circuit board, and head-mounted display technology. We apply for patents covering our products, services, technologies, and designs as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

●	we were the first to conceive, reduce to practice, invent, or file the inventions covered by each of our issued patents and pending patent applications;

●	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;

●	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

●	we will develop additional proprietary products, services, technologies or designs that are patentable; or

●	the patents of others will have an adverse effect on our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. The Company’s Board of Directors as well as its Director of Information Technology and Chief Financial Officer are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have established policies, standards, processes, and practices for assessing, identifying, managing and mitigating material risks from cybersecurity threats.

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

The Company maintains various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats against our information systems and data. These include:

●	incident detection and response

●	vulnerability management

●	disaster recovery plans

●	internal controls within our accounting and financial reporting functions

●	encryption of data

●	network security controls

●	access controls

●	physical security

●	asset management

●	systems monitoring

●	vendor risk management program

●	employee training.

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

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$23,340	December 2030
Santa Monica, California	$16,697	June 2025
San Juan, Puerto Rico	$6,186	June 2027
Grantsville, Utah	$1,250	December 2026

The South Salt Lake, Utah facility has approximately 22,000 square feet and is used for our manufacturing. The Santa Monica, California facility has approximately 14,616 square feet and is used for our manufacturing. The San Juan, Puerto Rico facility has approximately 3,600 square feet and is used for administrative purposes. The Grantsville, Utah property is approximately one acre and is used for drone flight operations and testing.

These lease agreements have remaining terms up to six years, including options to extend certain leases for up to six years.

The weighted average remaining lease term as of December 31, 2024 was 2.51 years. The Company used a discount rate of 12% to calculate its lease liability at December 31, 2024. Future lease payment obligations at December 31, 2024 were as follows:

Fiscal Year Ended:
2025	$479,229
2026	391,593
2027	350,404
2028	315,233
2029	324,689
Thereafter	334,430
Total	$2,195,578

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RCAT”.

The last reported sales price of our common stock on March 28, 2025 was $5.89.

Holders

As of March 28, 2025, there were 618 stockholders of record of our common stock.

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

Recent Sales of Unregistered Securities

From May 1, 2024 through December 31, 2024, we granted to certain directors and officers, employees, consultants and other service providers (i) restricted stock units for an aggregate of 2,447,599 shares of our common stock under our 2019 Equity Incentive Plan, which restricted stock units typically vest annually, 621,428 of these restricted stock units were forfeited by former executive officers in connection with their departure from the Company prior to vesting (ii) restricted stock units for an aggregate of 625,000 shares of our common stock under our 2024 Equity Incentive Plan, which restricted stock units typically vest annually; and (iii) options to purchase an aggregate of 642,500 shares of our common stock under our 2024 Equity Incentive Plan at exercise prices ranging from $2.69 to $4.02 per share. All awards were issued at no cost to the grantee.

To the extent such issuances are deemed to be “sold or offered”, such sales and offers were made pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act because they did not involve a public offering. No underwriters or agents were involved in the foregoing grants and we paid no underwriting discounts or commissions. The securities are subject to transfer restrictions, and the certificates evidencing the securities will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this Transition Report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial data included elsewhere in this Transition Report on Form 10-KT. In addition to our historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. For more information regarding forward-looking statements, please refer to the discussion above under the heading “Forward-Looking Statements.”

Recent Developments

In September 2024, our Board of Directors approved a change in fiscal year end from April 30 to December 31, effective as of December 31, 2024.

Plan of Operations

Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its four wholly owned subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through four acquisitions, including:

A.	In January 2020, we acquired Rotor Riot, a reseller of drones and related parts, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. The total purchase price was $2.0 million. Rotor Riot was sold in February 2024 to Unusual Machines.

B.	In November 2020, we acquired Fat Shark which sells consumer electronics products to the first-person view sector of the drone industry. Fat Shark’s flagship products are headsets with a built-in display that allow a pilot to see a real-time video feed from a camera typically mounted on an aerial platform or drone. The total purchase price was $8.4 million. Fat Shark was sold in February 2024 to Unusual Machines.

C.	In May 2021, we acquired Skypersonic, a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is denied or unavailable. The total purchase price was $2.8 million. Skypersonic’s technology has been redirected to military applications and its operations consolidated into Teal.

D.	In August 2021, we acquired Teal, a leader in providing sophisticated and complex unmanned aerial vehicle (“UAV”) technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $10.0 million.

E.	In September 2024, we acquired FlightWave Aerospace Systems Corporation, an industry-leading provider of VTOL drone, sensor and software solutions, under an Asset Purchase Agreement. As part of the acquisition, we created a new subsidiary, FW Acquisition Inc. for ongoing operations. The total purchase price was $14.0 million.

Discussion and Analysis of Eight Month Transition Period Ended December 31, 2024 compared to Eight Month Period Ended December 31, 2023 (unaudited)

Revenues

Consolidated revenues totaled $4,850,304 during the eight month transition period ended December 31, 2024 (or the “Transition Period”) compared to $7,102,772 during the same period in 2023, representing a decrease of $2,252,468, or 32%. The decrease primarily related to lower product revenue and lower contract revenue as the Company has begun shifting manufacturing focus from the Teal 2 to the Black Widow. Product revenue totaled $3,963,864 during the Transition Period compared to $5,254,126 during the same period in 2023, representing a decrease of $1,290,262, or 25%. Contract revenue totaled $886,440 during the Transition Period compared to $1,848,646 during the same period in 2023, representing a decrease of $962,206, or 52%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Profit

Consolidated gross loss totaled $1,356,074 during the Transition Period compared to gross profit $1,372,011 during the same period in 2023, representing a decrease of $2,728,085, or 199%. On a percentage basis, gross loss was 28% during the Transition Period compared to gross profit of 19% during the same period in 2023. The gross loss in the Transition Period was due to lower-than-planned manufacturing levels due to the transition to the Black Widow which resulted in higher relative overhead costs compared to the same period in 2023. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins.

Operating Expenses

Research and development expenses totaled $6,610,980 during the Transition Period compared to $4,695,663 during the same period in 2023, representing an increase of $1,915,317, or 41%. This increase is primarily related to higher payroll and supplies and materials expenses as we continued our focus on developing new products. Payroll expenses totaled $2,277,167 in the Transition Period compared to $1,865,012 during the same period in 2023, representing an increase of $412,155 or 22%. Supplies and materials expenses totaled $1,921,913 in the Transition Period compared to $1,459,427 during the same period in 2023, representing an increase of $462,486 or 32%.

Sales and marketing costs totaled $6,321,763 during the Transition Period compared to $2,950,936 during the same period in 2023, representing an increase of $3,370,827 or 114%. This increase was driven by higher payroll expenses due to an increased headcount and higher stock-based compensation expenses. Payroll expenses totaled $2,243,109 in the Transition Period compared to $982,582 during the same period in 2023, representing an increase of $1,260,527 or 128%. Stock-based compensation expenses totaled $1,040,260 in the Transition Period compared to $458,555 during the same period in 2023, representing an increase of $581,705 or 127%.

General and administrative expenses totaled $11,459,442 during the Transition Period compared to $7,812,673 during the same period in 2023, representing an increase of $3,646,769 or 47%. This increase was attributable to higher payroll expenses due to an increased headcount and higher stock-based compensation expenses. Payroll expenses totaled $3,195,864 in the Transition Period compared to $2,083,783 during the same period in 2023, representing an increase of $1,112,081 or 53%. Stock-based compensation expenses totaled $2,820,940 in the Transition Period compared to $1,883,389 during the same period in 2023, representing an increase of $937,551 or 50%.

During the Transition Period, we incurred stock-based compensation costs of $4,103,034 compared to $2,498,445 in the same period in 2023, resulting in an increase of $1,604,589 or 64%.

Other Income

Other expense totaled $17,772,662 during the Transition Period compared to $808,912 during the same period in 2023, representing an increase of $16,963,750 or more than 20 times. This increase primarily was caused by the convertible note payable fair value adjustment of $13,120,940. This adjustment was due to changes in the fair value of the convertible notes payable related to updated assumptions and estimates including stock price, which increased from $3.06 at the time of initial valuation to $12.85 as of December 31, 2024. Additionally, the Transition Period included a loss on sale of equity method investment of $4,008,357 which was not present in the same period in 2023.

Net Loss

Net loss from continuing operations totaled $43,613,971 during the Transition Period compared to $14,896,173 during the same period in 2023, resulting in an increase of $28,717,798 or 193%.

Discussion and Analysis of the year ended April 30, 2024 compared to the year ended April 30, 2023

Revenues

Consolidated revenues totaled $17,836,382 during the year ended April 30, 2024 (or the “2024 period”) compared to $4,620,834 during the year ended April 30, 2023 (or the “2023 period”) representing an increase of $13,215,548, or 286%. The increase primarily related to higher product revenue related to the launch of the Teal 2 in April 2023. Product revenue totaled $13,588,372 during the 2024 period compared to $3,012,470 during the 2023 period representing an increase of $10,575,902, or 351%. The increase in revenue also partially related to increased contract revenues during the 2024 period. Contract revenues totaled $4,173,005 during the 2024 period compared to $1,312,427 during the 2023 period, representing an increase of $2,860,578, or 218%. Contract revenues are primarily sourced through government agencies and can fluctuate from period to period based on the timing of award deliverables and amendments.

Gross Profit

Consolidated gross profit totaled $3,680,546 during the 2024 period compared to gross loss of $834,311 during the 2023 period representing an increase of $4,514,857, or 541%. On a percentage basis, gross profit was 21% during the 2024 period compared to negative 18% during the 2023 period. The percentage basis increase in gross profit in the 2024 period primarily related to obsolete inventory write-offs that occurred during the 2023 period. Additionally, lower manufacturing levels in the 2023 period resulted in higher relative overhead costs compared to the 2024 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross profits. As production levels increase, our fixed overhead costs, including labor, are expected to be allocated to a greater number of drones which is expected to drive our per-drone production costs lower and increase gross profits.

Operating Expenses

Research and development expenses totaled $6,266,129 during the 2024 period compared to $5,860,189 during the 2023 period, representing an increase of $405,940, or 7%. Supplies and materials expense totaled $2,017,979 in the 2024 period compared to $1,444,051 in the 2023 period. This increase of $573,928, or 40%, primarily related to increased efforts in developing new products and represented substantially all of the total increase in research and development costs.

Sales and marketing costs totaled $5,086,600 during the 2024 period compared to $4,077,685 during the 2023 period, representing an increase of $1,008,915 or 25%. The increase was driven by higher payroll expenses to support increased sales efforts of the Teal 2.

General and administrative expenses totaled $11,214,154 during the 2024 period compared to $12,738,725 during the 2023 period, representing a decrease of $1,524,571 or 12%. The decrease primarily related to lower professional fees.

During the 2024 period, we incurred stock-based compensation costs of $3,609,267 compared to $3,656,724 in the 2023 period, resulting in a decrease of $47,457 or 1%.

Other Income

Other expense totaled $2,227,360 during the 2024 period compared to $38,815 during the 2023 period, representing a decrease of $2,188,545 or more than 56 times. During the 2024 period, the divestiture of the Consumer segment resulted in a gain of $9,642,427, impairment of $11,353,875, and an equity method loss of $503,625. Additionally, during the 2024 period, the Company was awarded a manufacturing modernization grant from the State of Utah for $750,000 of which $675,000 is attributable to the 2024 period.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $20,535,977 during the Transition Period compared to net cash used in operating activities of $13,045,668 during the same period in 2023, representing an increase of $7,490,309 or 57%. Net cash used in operating activities was $17,720,317 during the 2024 period compared to net cash used in operating activities of $24,895,449 during the 2023 period, representing a decrease of $7,175,132 or 29%. The decreased use of cash primarily related to timing of accounts receivable receipts for government customers. Net cash used in operations, net of non-cash expenses, totaled $8,479,195 during the 2024 period, compared to $7,202,589 during the 2023 period, resulting in an increase of $1,276,606, or 18%. Net cash used related to changes in operating assets and liabilities totaled $4,672,816 during the 2024 period, compared to $5,721,395 during the 2023 period, representing a decrease of $1,048,579 or 18%. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash provided by investing activities was $4,236,445 during the Transition Period compared to net cash provided by investing activities of $12,601,293 during the same period in 2023, resulting in a decrease of $8,364,848 or 66%. Net cash provided by investing activities was $13,567,078 during the 2024 period compared to net cash provided by investing activities of $29,590,235 during the 2023 period, resulting in a decrease of $16,023,157 or 54%. Proceeds of $12,826,217 and $32,290,448 from the sale of marketable securities were used to fund operations during the 2024 period and the 2023 period, respectively.

Financing Activities

Net cash provided by financing activities totaled $19,386,660 during the Transition Period compared to net cash used in financing activities of $8,032,251 during the same period in 2023. Net cash provided by financing activities totaled $7,835,330 during the 2024 period compared to net cash used in financing activities of $633,550 during the 2023 period. Financing activities can vary from period to period depending upon market conditions, both at a macro-level and specific to the Company. During the fiscal 2024 period, the company received net proceeds from issuance of common stock of $8,395,600.

Liquidity and Capital Resources

At December 31, 2024, the Company reported current assets totaling $25,798,257, current liabilities totaling $4,178,650 and net working capital of $21,619,607. Cash totaled $9,154,297 at December 31, 2024. Inventory related balances, including pre-paid inventory, totaled $13,592,900.

Going Concern

We have never been profitable and have incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the eight months ended December 31, 2024, we incurred a net loss of $43,613,971 and used cash in operating activities of $20,535,977. As of December 31, 2024, working capital totaled $21,619,607. These financial results and our financial position at December 31, 2024 raise substantial doubt about our ability to continue as a going concern. We have recently taken actions to strengthen our liquidity through additional financings. Additionally, in November 2024, the Company was selected as the winner of the U.S. Army’s Short Range Reconnaissance (SRR) Program of Record which the Company is currently in negotiations regarding the initial purchase. We are currently in the process of scaling our production manufacturing facility to increase revenue and improve gross margins in hopes to increase cash flows from operations. We closed financings with proceeds of $7,681,000, $5,775,000, $14,432,880 in September 2024, November 2024, and February 2025, respectively. Additionally, our Form S-3 became effective on December 11, 2024. We are currently exploring options on obtaining additional equity financing which there can be no guarantee. Management has concluded that these recent positive developments alleviate any substantial doubt about our ability to continue our operations, and meet our financial obligations, for twelve months from the date these consolidated financial statements are issued.

Critical Accounting Estimates

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management’s estimates are based on historical experience, information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Significant estimates reflected in these financial statements include those used to (i) complete purchase price accounting for acquisitions, (ii) evaluate long-term assets, including goodwill, for impairment, (iii) evaluate inventory reserves for excess and obsolescence and (iv) determine valuations of convertible notes payable and warrants.

In addition to our critical accounting estimates and polices below, refer to “Note 2 – Summary of Significant Accounting Policies” for further information.

Purchase Price Accounting – We record our acquisitions under the acquisition method of accounting, under which most of the assets acquired and liabilities assumed are initially recorded at their respective fair values and any excess purchase price is reflected as goodwill. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed and contingent consideration, if any. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.

The fair value of brand name, backlog, customer relationships and proprietary technology acquired in our acquisitions are determined using various valuation methods, based on a number of significant assumptions. We determine which assets have finite lives and then determine the estimated useful life of finite assets. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end for impairment. Backlog, customer relationships and proprietary technology are being amortized over seven years.

The estimated fair values are subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.

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

Inventories – We measure inventory at the lower of cost or net realizable value considering judgments and estimates related to future customer demand and other market conditions. Although we believe these estimates are reasonable, any significant changes in customer demand that are less favorable than our previous estimates may require additional inventory write-downs and would be reflected in cost of sales resulting in a negative impact to our gross margin in that period.

Convertible Notes Payable –We measure convertible notes payable at fair value based on significant inputs not observable in the market, which causes them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible notes payable relate to updated assumptions and estimates are recognized as a convertible notes payable fair value adjustment within the consolidated statements of operations and comprehensive loss.

In determining the fair value of the convertible notes payable, we use a market-based approach. The valuation method utilizes a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

Warrants – The fair value of the warrants issued is estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have a material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RED CAT HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Red Cat Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Red Cat Holdings, Inc. (the “Company”) as of December 31, 2024, and April 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eight months ended December 31, 2024, and for the years ended April 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and April 30, 2024 and 2023, and the results of its operations and its cash flows for the eight months ended December 31, 2024, and for the years ended April 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase Price Allocation / Valuation of Goodwill and Intangibles

As discussed in Note 8 to the financial statements, the Company completed its acquisition of Flightwave Technologies, Inc. resulting in the recording of significant amounts of goodwill and intangible assets.

We identified the purchase price allocation related to this acquisition as a critical audit matter due to the significant estimates and assumptions management used in determining the fair value of goodwill and intangible assets acquired. The Company used the income approach to measure the customer backlog, customer relationships, developed technology, and trade name intangible assets, which involved significant management judgment with respect to forecasted revenue growth rates, profit margins, royalty rates, discount rates, tax rates and the determination of useful lives. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the Company’s valuation of goodwill and intangible assets for the businesses acquired included the following, among others:

We evaluated the purchase price allocation performed by the third-party valuation specialist engaged by management. Our procedures included evaluating the professional qualifications and objectivity of the specialist, assessing the appropriateness of the valuation methodologies used, and testing the completeness and accuracy of the underlying data provided to the specialist. We evaluated the reasonableness of key assumptions, including forecasted revenue growth rates, profit margins, customer attrition rates, and discount rates by comparing them to relevant industry benchmarks, market data, and the Company’s historical performance. Additionally, we assessed the consistency of these assumptions with the Company’s strategic plans and other information obtained during our audit. We also performed sensitivity analyses on significant assumptions to evaluate how changes would impact the fair value measurements of the acquired intangible assets and resulting goodwill. In addition, we evaluated the estimated useful life.

Recoverability of Inventory

The Company’s inventories totaled approximately $13 million as of December 31, 2024. As discussed in Note 2 to the financial statements, the Company records an allowance for excess and obsolete inventory based on historical experience and anticipated future demand.

We identified the valuation of excess and obsolete inventory reserves as a critical audit matter because estimating the reserve involves significant management judgment about future product demand and market conditions. This required a high degree of auditor judgment, subjectivity and effort in evaluating the reasonableness of management’s assumptions, including product life cycles, technological changes, and market acceptance of products.

Our audit procedures included evaluating management’s methodology and key assumptions for inventory impairment assessment, testing underlying data for completeness and accuracy. We examined historical sales alongside forecasted demand, investigated alternative inventory uses, and assessed the impact of external market conditions. We obtained management’s identification process for slow-moving and obsolete items and performed our own analysis. Based on these procedures, we concluded that management’s inventory valuation estimates were reasonable within the context of the financial statements as a whole.

/s/ dbbmckennon, PCAOB No 3501

We have served as the Company’s auditor since 2024.

Newport Beach, California

March 31, 2025

RED CAT HOLDINGS, INC.

Consolidated Balance Sheets

		April 30,
	December 31, 2024	2024	2023
ASSETS
Current assets
Cash	$9,154,297	$6,067,169	$3,173,649
Marketable securities	—	—	12,814,038
Accounts receivable, net	489,316	4,361,090	719,862
Inventory	12,950,941	8,007,237	8,920,573
Other	3,203,703	3,962,053	1,263,735
Current assets of discontinued operations	—	—	5,283,155
Total current assets	25,798,257	22,397,549	32,175,012

Goodwill	17,671,065	9,088,550	17,012,832
Intangible assets, net	8,453,068	3,794,389	6,893,115
Equity method investee	—	5,142,500	—
Note receivable	—	4,000,000	—
Property and equipment, net	1,880,709	2,340,684	2,650,358
Other	309,823	293,126	303,180
Operating lease right-of-use assets	1,491,345	1,480,814	1,600,434
Long-term assets of discontinued operations	—	—	108,397
Total long-term assets	29,806,010	26,140,063	28,568,316

TOTAL ASSETS	$55,604,267	$48,537,612	$60,743,328

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,049,519	$1,580,422	$1,392,550
Accrued expenses	1,240,115	1,069,561	409,439
Debt obligations - short term	350,000	751,570	922,138
Customer deposits	227,484	53,939	155,986
Operating lease liabilities	311,532	195,638	159,423
Current liabilities of discontinued operations	—	—	1,010,501
Total current liabilities	4,178,650	3,651,130	4,050,037

Operating lease liabilities	1,306,064	1,321,952	1,481,967
Debt obligations - long term	—	—	401,569
Long-term liabilities of discontinued operations	—	—	41,814
Total long-term liabilities	1,306,064	1,321,952	1,925,350

Total liabilities	5,484,714	4,973,082	5,975,387
Commitments and contingencies

Stockholders’ equity
Series B preferred stock - shares authorized 4,300,000; issued and outstanding 4,676, 4,676 and 986,676	47	47	9,867
Common stock - shares authorized 500,000,000; issued and outstanding 85,215,136, 74,289,351 and 54,568,065	85,215	74,289	54,568
Additional paid-in capital	174,778,994	124,616,305	112,642,726
Accumulated deficit	(124,744,703)	(81,130,732)	(57,078,103)
Accumulated other comprehensive income (loss)	—	4,621	(861,117)
Total stockholders’ equity	50,119,553	43,564,530	54,767,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,604,267	$48,537,612	$60,743,328

See accompanying notes.

RED CAT HOLDINGS, INC.

Consolidated Statements of Operations

	For the Eight Months Ended	For the Year Ended April 30,
	December 31, 2024	2024	2023

Revenues	$4,850,304	$17,836,382	$4,620,834

Cost of goods sold	6,206,378	14,155,836	5,455,145

Gross (loss) profit	(1,356,074)	3,680,546	(834,311)

Operating Expenses
Research and development	6,610,980	6,266,129	5,860,189
Sales and marketing	6,321,763	5,086,600	4,077,685
General and administrative	11,459,442	11,214,154	12,738,725
Impairment loss	93,050	412,999	2,826,918
Total operating expenses	24,485,235	22,979,882	25,503,517
Operating loss	(25,841,309)	(19,299,336)	(26,337,828)

Other (income) expense
Convertible note payable fair value adjustment	13,120,940	—	—
Investment loss (income), net	—	651,943	(82,798)
Interest (income) expense, net	(56,628)	68,609	122,004
Loss on sale of equity method investment	4,008,357	—	—
Gain on divestiture of consumer segment	—	(9,642,427)	—
Impairment on equity method investment	—	11,353,875	—
Equity method loss	734,143	503,625	—
Other, net	(34,150)	(708,265)	(391)
Other expense	17,772,662	2,227,360	38,815

Net loss from continuing operations	(43,613,971)	(21,526,696)	(26,376,643)

Loss from discontinued operations	—	(2,525,933)	(1,730,386)
Net loss	$(43,613,971)	$(24,052,629)	$(28,107,029)
Other comprehensive loss:
Change in foreign currency translation adjustments	(4,621)	1,573	(974)
Unrealized gain on marketable securities	—	864,165	610,129
Other comprehensive loss	$(43,618,592)	$(23,186,891)	$(27,497,874)

Loss per share - basic and diluted
Continuing operations	$(0.57)	$(0.36)	$(0.49)
Discontinued operations	—	(0.04)	(0.03)
Loss per share - basic and diluted	$(0.57)	$(0.40)	$(0.52)

Weighted average shares outstanding - basic and diluted	77,039,869	60,118,675	53,860,199

See accompanying notes.

RED CAT HOLDINGS, INC.

Consolidated Statements of Shareholders’ Equity

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, April 30, 2022	986,676	$9,867	53,748,735	$53,749	$109,471,010	$(28,971,074)	$(1,470,272)	$79,093,280

Stock based compensation	—	—	—	—	3,656,724	—	—	3,656,724

Vesting of restricted stock units	—	—	779,498	779	(523,606)	—	—	(522,827)

Shares issued for services	—	—	39,832	40	38,598	—	—	38,638

Unrealized gain on marketable securities	—	—	—	—	—	—	610,129	610,129

Currency translation adjustments	—	—	—	—	—	—	(974)	(974)

Net loss	—	—	—	—	—	(28,107,029)	—	(28,107,029)

Balances, April 30, 2023	986,676	$9,867	54,568,065	$54,568	$112,642,726	$(57,078,103)	$(861,117)	$54,767,941

Stock based compensation	—	—	—	—	3,609,267	—	—	3,609,267

Vesting of restricted stock units	—	—	446,717	447	(33,701)	—	—	(33,254)

Conversion of preferred stock	(982,000)	(9,820)	818,334	818	9,002	—	—	—

Issuance of common stock through ATM facility, net	—	—	53,235	53	9,159	—	—	9,212

Exercise of stock options	—	—	3,000	3	2,652	—	—	2,655

Public offering, net of $804,400 of issuance costs	—	—	18,400,000	18,400	8,377,200	—	—	8,395,600

Unrealized gain on marketable securities	—	—	—	—	—	—	864,165	864,165

Currency translation adjustments	—	—	—	—	—	—	1,573	1,573

Net loss	—	—	—	—	—	(24,052,629)	—	(24,052,629)

Balances, April 30, 2024	4,676	$47	74,289,351	$74,289	$124,616,305	$(81,130,732)	$4,621	$43,564,530

Stock based compensation	—	—	—	—	4,103,034	—	—	4,103,034

Vesting of restricted stock units	—	—	1,030,357	1,030	(864,350)	—	—	(863,320)

Exercise of warrants	—	—	1,795,835	1,796	4,973,203	—	—	4,974,999

Exercise of stock options	—	—	2,475,242	2,475	1,379,487	—	—	1,381,962

Acquisition of FlightWave	—	—	3,364,821	3,365	13,996,635	—	—	14,000,000

Conversion of convertible notes into common stock	—	—	2,259,530	2,260	26,574,680	—	—	26,576,940

Currency translation adjustments	—	—	—	—	—	—	(4,621)	(4,621)

Net loss	—	—	—	—	—	(43,613,971)	—	(43,613,971)

Balances, December 31, 2024	4,676	$47	85,215,136	$85,215	$174,778,994	$(124,744,703)	$—	$50,119,553

See accompanying notes.

RED CAT HOLDINGS, INC.

Consolidated Statements of Cash Flows

	For the Eight Months Ended	For the Year Ended April 30,
	December 31, 2024	2024	2023
Cash Flows from Operating Activities
Net loss	$(43,613,971)	$(24,052,629)	$(28,107,029)
Net loss from discontinued operations	—	(2,525,933)	(1,730,386)
Net loss from continuing operations	(43,613,971)	(21,526,696)	(26,376,643)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation - options	1,210,193	2,619,501	1,617,982
Stock based compensation - restricted units	2,892,841	989,766	2,038,742
Common stock issued for services	—	—	38,638
Amortization of intangible assets	789,321	854,311	654,527
Realized loss from sale of marketable securities	—	851,986	296,012
Depreciation	623,530	568,813	311,545
Payments of taxes related to equity transactions	(838,589)	(33,254)	(581,775)
Gain on divestiture of consumer segment	—	(9,642,427)	—
Loss on sale of equity method investment and note receivable	4,008,357	—	—
Impairment on equity method investment	—	11,353,875	—
Equity method loss	734,143	503,625	—
Impairment on goodwill and intangible assets	93,050	412,999	2,826,918
Convertible note payable fair value adjustment	13,120,940	—	—
Changes in operating assets and liabilities
Accounts receivable	3,871,774	(3,641,228)	(288,986)
Inventory	(4,646,074)	913,336	(5,707,525)
Other	811,133	(2,688,264)	559,660
Operating lease right-of-use assets and liabilities	59,769	(4,180)	25,733
Customer deposits	(22,931)	(102,047)	(136,628)
Accounts payable	467,918	187,872	434,803
Accrued expenses	(97,381)	661,695	(608,452)
Net cash used in operating activities of continuing operations	(20,535,977)	(17,720,317)	(24,895,449)

Cash Flows from Investing Activities
Proceeds from divestiture of consumer segment	—	1,000,000	—
Purchases of property and equipment	(163,555)	(259,139)	(2,450,213)
Proceeds from sale of marketable securities	—	12,826,217	32,290,448
Proceeds from sale of equity method investment and note receivable	4,400,000	—	—
Investment in SAFE agreement	—	—	(250,000)
Net cash provided by investing activities of continuing operations	4,236,445	13,567,078	29,590,235

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable, net of issuance costs	13,456,000	—	—
Proceeds from issuance of common stock:
Public offering, net	—	8,395,600	—
ATM facility, net	—	9,212	—
Payments under debt obligations	(394,606)	(572,137)	(606,897)
Proceeds from exercise of stock options	1,350,267	2,655	—
Proceeds from exercise of warrants	4,974,999	—	—
Proceeds from related party obligations	—	—	13,404
Payments under related party obligations	—	—	(40,057)
Net cash provided by (used in) financing activities of continuing operations	19,386,660	7,835,330	(633,550)

Discontinued operations
Operating activities	—	(875,227)	(4,885,746)
Investing activities	—	—	—
Financing activities	—	—	—
Net cash used in discontinued operations	—	(875,227)	(4,885,746)

Net increase (decrease) in Cash	3,087,128	2,806,864	(824,510)
Cash, beginning of period	6,067,169	3,260,305	4,084,815
Cash, end of period	9,154,297	6,067,169	3,260,305
Less: Cash of discontinued operations	—	—	(86,656)
Cash of continuing operations, end of period	9,154,297	6,067,169	3,173,649

Cash paid for interest	14,632	70,177	122,103
Cash paid for income taxes	—	—	—

Non-cash transactions
Conversion of convertible notes into common stock	$26,576,940	$—	$—
Fair value of shares issued in acquisition	$14,000,000	$—	$—
Net assets assumed in acquisition	$31,435	$—	$—
Equity method investment from divestiture of consumer segment	$—	$17,000,000	$—
Note receivable from divestiture of consumer segment	$—	$4,000,000	$—
Unrealized gain on marketable securities	$—	$864,165	$610,129
Conversion of preferred stock into common stock	$—	$9,820	$—
Shares withheld as payment of note receivable	$—	$—	$18,449
Taxes related to net share settlement of equity awards	$—	$—	$32,468

See accompanying notes.

RED CAT HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, April 30, 2024 and April 30, 2023

Note 1 – The Business

The Company was originally incorporated in February 1984. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its wholly owned operating subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through five acquisitions, including:

A.	In January 2020, the Company acquired Rotor Riot, a provider of First Person View (“FPV”) drones and equipment, primarily to consumers. The purchase price was $1,995,114. Rotor Riot was sold in February 2024 to Unusual Machines.

B.	In November 2020, the Company acquired Fat Shark Holdings, Ltd. (“Fat Shark”), a provider of FPV video goggles to the drone industry. The purchase price was $8,354,076. Fat Shark was sold in February 2024 to Unusual Machines.

C.	In May 2021, the Company acquired Skypersonic which provided hardware and software solutions that enable drones to complete inspection services in locations where GPS is either denied or not available, yet still record and transmit data even while being operated from thousands of miles away. The purchase price was $2,791,012. Skypersonic’s technology has been redirected to military applications and its operations consolidated into Teal.

D.	In August 2021, the Company acquired Teal Drones, Inc. (“Teal”), a leader in commercial and government Unmanned Aerial Vehicles (“UAV”) technology. The purchase price was $10,011,279.

E.	In September 2024, the Company acquired FlightWave Aerospace Systems Corporation, an industry-leading provider of VTOL drone, sensor and software solutions, under an Asset Purchase Agreement (the “APA”). As part of the acquisition, the Company created a new subsidiary, FW Acquisition Inc. (“FlightWave”) for ongoing operations. The purchase price was $14,000,000. See Note 3 for additional information.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting – The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Principles of Consolidation – The consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave (beginning on September 5, 2024), and Skypersonic. The consolidated financial statements also include the accounts of Rotor Riot and Fat Shark (collectively, the “Consumer segment”) through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, were accounted for using the equity method because the Company was able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated. Certain prior period amounts have been restated to conform to the current year presentation, which consisted of allocating depreciation and amortization to the specific financial statement elements

The Consumer segment businesses are characterized as discontinued operations in these financial statements. The operating results and cash flows of discontinued operations are separately stated in those respective financial statements. See Note 4.

Use of Estimates – The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates reflected in these financial statements include those used to (i) complete purchase price accounting for acquisitions, (ii) evaluate long-term assets, including goodwill, for impairment, (iii) evaluate inventory reserves for excess and obsolescence, and (iv) determine valuations of convertible notes payable and warrants.

Cash and Cash Equivalents – At December 31, 2024, we had cash of $9,154,297 in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.

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

We have elected to present accrued interest income separately from marketable securities on our consolidated balance sheets. Accrued interest income was $0 as of December 31, 2024 and April 30, 2024. Accrued interest income was $151,671 as of April 30, 2023, and was included in other current assets. We did not write off any accrued interest income during the eight months ended December 31, 2024 or the years ended April 30, 2024 and April 30, 2023.

Accounts Receivable, net – Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based on a multitude of factors, including historical bad debt levels for its customer base, experience with a specific customer, the economic environment, and other factors. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2024, April 30, 2024, and April 30, 2023 were as follows:

	December 31,	April 30,
	2024	2024	2023
Customer A	36%	*	*
Customer B	17%	*	*
Customer C	15%	*	*
Customer D	*	53%	20%
Customer E	*	24%	*
Customer F	*	*	24%
Customer G	*	*	14%
Customer H	*	*	10%

*	Accounts Receivable was less than 10%

For the eight months ended December 31, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 19%, 19% and 11%, respectively. For the year ended April 30, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 28%, 23% and 10%, respectively. For the year ended April 30, 2023, two customers accounted for equal to or greater than 10% of total revenue, totaling 22% and 20%, respectively.

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

Goodwill for Teal and FlightWave is ascribed to existing relationships with several U.S. government agencies including classification as approved vendors. The Company expects that the Goodwill recognized in each transaction will be deductible for tax purposes. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.

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

Equity Method Investment – The equity method of accounting is applied to investments in which the Company has an ownership interest of between 20% and 50%. The Company evaluates its equity method investments each reporting period for evidence of a loss in value that is other than a temporary decline. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company performed this analysis and concluded that its investment in UMAC was other-than-temporarily impaired and recognized an impairment charge of $11,353,875 for the year ended April 30, 2024. See Note 9 for additional information.

Leases – Accounting Standards Codification (ASC) 842 requires the recognition of assets and liabilities associated with lease agreements. The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases do not provide an implicit rate. Therefore, the Company uses an effective discount rate of 12% based on its last debt financing. Operating lease assets are measured by adjusting the lease liability for lease incentives, initial direct costs incurred and asset impairments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.

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

The Company’s financial instruments mainly consist of cash, accounts receivable, current assets, accounts payable, accrued expenses, notes payable, and convertible notes payable. The recorded carrying amounts of cash, accounts receivable, current assets, accounts payable, accrued expenses, and notes payable are considered to approximate their estimated fair values due to their short-term nature. Liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consisted of convertible notes payable. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. See Note 5 for additional information.

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

In determining the fair value of the convertible notes payable for the eight months ended December 31, 2024, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the convertible notes payable for the eight months ended December 31, 2024 using the following assumptions:

Issuance date	10/1/2024 - 11/26/2024
Maturity date	10/1/2026 - 11/26/2026
Stock price	3.06 – 11.03
Expected volatility factor	92.8 – 103.2%
Risk-free interest rate	4.21 - 5.21%

The following table presents changes in the Level 3 convertible notes payable measured at fair value for the eight months ended December 31, 2024:

Balance, May 1, 2024	$—
Additions	13,456,000
Fair value measurement adjustments	13,120,940
Conversion into common stock	(26,576,940)
Balance, December 31, 2024	$—

Warrants

The fair value of the warrants issued during the eight months ended December 31, 2024 was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. For the eight months ended December 31, 2024, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received.

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $227,484, $53,939 and $155,986 at December 31, 2024, April 30, 2024 and April 30, 2023, respectively. The Company expects all customer deposits as of December 31, 2024 to be recognized as revenue during the year ending December 31, 2025. From time to time, non-recurring engineering contracts may involve the capitalization of engineering prototypes, classified as contract assets. Contract assets totaled $0, $1,477,859 and $0 at December 31, 2024, April 30, 2024 and April 30, 2023, respectively.

The following table presents the Company’s revenue disaggregated by revenue type:

	For the Eight Months Ended	For the Year Ended April 30,
	December 31, 2024	2024	2023
Contract related	$886,440	$4,173,005	$1,312,427
Product related	3,963,864	13,663,377	3,308,407
Total	$4,850,304	$17,836,382	$4,620,834

Research and Development – Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, materials, and a proportionate share of overhead costs such as rent.

Product Warranty - The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was approximately $661,000, $372,000 and $90,000 as of December 31, 2024, April 30, 2024 and April 30, 2023, respectively.

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

Comprehensive Loss – Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. Our other comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the eight months ended December 31, 2024, comprehensive loss was $4,621 higher than net loss, related to foreign currency translation adjustments. During the year ended April 30, 2024, comprehensive loss was $865,738 lower than net loss, related to unrealized gains on available-for-sale securities totaling $864,165 and foreign currency translation adjustments of $1,573. During the year ended April 30, 2023, comprehensive loss was $609,155 lower than net loss, related to unrealized gains on available-for-sale securities totaling $610,129, partially offset by foreign currency translation adjustments of $974.

Stock-Based Compensation – Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. The fair value of restricted stock is based on our stock price on the date of grant. Compensation cost is recognized on a straight-line basis over the service period which is the vesting term. For awards subject to performance vesting conditions, expense is recognized for the awards if it is probable the performance conditions will be met.

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

	December 31, 2024	April 30, 2024	April 30, 2023
Series B Preferred Stock, as converted	3,896	3,896	822,230
Stock options	5,242,308	6,779,934	4,784,809
Warrants	914,056	2,275,999	1,539,999
Restricted stock	1,544,027	175,130	781,060
Total	7,704,287	9,234,959	7,928,098

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 20.

Liquidity and Going Concern – The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the eight months ended December 31, 2024, the Company incurred a net loss of $43,613,971 and used cash in operating activities of $20,535,977. As of December 31, 2024, working capital totaled $21,619,607. These financial results and our financial position at December 31, 2024 raise substantial doubt about our ability to continue as a going concern. The Company has recently taken actions to strengthen its liquidity through additional financings. Additionally, in November 2024, the Company was selected as the winner of the U.S. Army’s Short Range Reconnaissance (SRR) Program of Record which the Company is currently in negotiations regarding the initial purchase. The Company is currently in the process of scaling our production manufacturing facility in order to increase revenue and improve gross margins in hopes to increase cash flows from operations. As described in Note 14 and Note 22, the Company closed financings with proceeds of $7,681,000, $5,775,000, $14,432,880 in September 2024, November 2024, and February 2025, respectively. Additionally, the Company’s Form S-3 became effective on December 11, 2024. The Company is currently exploring options on obtaining additional equity financing which there can be no guarantee. Management has concluded that these recent positive developments alleviate any substantial doubt about our ability to continue our operations, and meet our financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

Note 3 – Business Combination

On September 4, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with FlightWave Aerospace Systems Corporation (the “Seller”) to broaden the Company’s range of drone products. The seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14,000,000 worth of shares of the Company’s common stock, and as such, the asset purchase will be treated as a business combination. The purchase price is payable as follows:

●	$7 million worth of the Company’s common stock issued on September 30, 2024, totaling 2,544,991 shares, equal to the VWAP on such date.
●	$7 million worth of the Company’s common stock issued on December 31, 2024, totaling 819,830 shares, equal to the VWAP on such date.

Goodwill for FlightWave is ascribed to existing relationships with several U.S. government agencies including classification as approved vendors. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.

The summary of the purchase price and its related allocation at fair market value is as follows:

Shares issued	$14,000,000
Total Purchase Price	$14,000,000

Assets acquired
Inventory	$297,630
Operating lease right-of-use assets	128,433
Other assets	69,480
Brand name	567,000
Backlog	276,000
Customer relationships	900,000
Proprietary technology	3,705,000
Goodwill	8,675,565
Total assets acquired	14,619,108
Liabilities assumed
Accounts payable and accrued expenses	264,493
Customer deposits	196,476
Operating lease liabilities	158,139
Total liabilities assumed	619,108
Total fair value of net assets acquired	$14,000,000

Brand name, backlog, customer relationships and proprietary technology are included in intangible assets on the consolidated balance sheets. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end for impairment. Backlog, customer relationships and proprietary technology are being amortized over seven years. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

Consolidated Results of Operations

During the period from the FlightWave acquisition date through December 31, 2024, the Company’s consolidated results of operations included $958,156 of operating losses associated with the results of operations of FlightWave.

Supplemental Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on May 1, 2022. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

Eight months ended December 31, 2024
Consolidated
Revenues	$5,491,703

Net Loss	(45,289,076)

Loss per share – basic and diluted	(0.59)

Year ended April 30, 2024
Consolidated
Revenues	$18,872,309

Net Loss	(26,127,024)

Loss per share – basic and diluted	(0.43)

Year ended April 30, 2023
Consolidated
Revenues	$4,697,094

Net Loss	(30,298,992)

Loss per share – basic and diluted	(0.56)

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

The total consideration received by the Company was valued at $22 million and consisted of i) $1 million in cash, ii) $4 million in a secured promissory note (“Promissory Note”) including a post-closing adjustment for excess working capital of $2 million, iii) $17 million in securities of Unusual Machines.

The Promissory Note from Unusual Machines bore interest at a rate of 8% per year, was due 18 months from the date of issue, and required monthly payments of interest due in arrears on the 15th day of each month.

The $17 million worth of UMAC common stock was valued at the IPO price for UMAC’s common stock of $4.00 per share, resulting in 4,250,000 shares of UMAC common stock being issued to the Company.

The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for the years ended April 30, 2024 and 2023. The Consumer segment had no activity for the eight months ended December 31, 2024.

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

Assets and liabilities for the Consumer segment included the following as of April 30, 2023. There were no balances as of December 31, 2024 or April 30, 2024.

April 30, 2023
Current assets
Cash	$86,656
Accounts receivable, net	61,107
Inventory	3,065,954
Other	2,069,438
Total current assets	5,283,155

Intangible assets, net	20,000
Other	3,853
Operating lease right-of-use assets	84,544
Total long term assets	108,397

Current liabilities
Accounts payable	$606,872
Accrued expenses	109,480
Customer deposits	244,688
Operating lease liabilities	49,461
Total current liabilities	1,010,501

Long term liabilities - Operating lease liabilities	41,814

Working capital	$4,272,654

Note 5 – Marketable Securities

There were no marketable securities at December 31, 2024 and April 30, 2024.

At April 30, 2023, marketable securities consisted solely of corporate bonds and were classified at Level 2 in the Fair Value Hierarchy. Fair value, cost basis, and unrealized losses totaled $12,814,038, $13,678,203, and $864,165 at April 30, 2023, respectively.

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2024	April 30, 2024	April 30, 2023
Raw materials	$8,421,036	$5,750,324	$8,132,196
Work-in-process	898,635	1,289,997	509,381
Finished goods	3,631,270	966,916	278,996
Total	$12,950,941	$8,007,237	$8,920,573

Note 7 – Other Current Assets

Other current assets included:

	December 31, 2024	April 30, 2024	April 30, 2023
Prepaid expenses	$2,561,744	$1,206,306	$752,564
Prepaid inventory	641,959	602,888	359,500
Contract asset	—	1,477,859	—
Grant receivable	—	675,000	—
Accrued interest income	—	—	151,671
Total	$3,203,703	$3,962,053	$1,263,735

Note 8 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	December 31, 2024
	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$7,987,001	$(2,640,323)	$5,346,678
Backlog	276,000	(16,610)	259,390
Customer relationships	900,000	(50,000)	850,000
Non-compete agreements	65,000	(65,000)	—
Total finite-lived assets	9,228,001	(2,771,933)	6,456,068
Brand name	1,997,000	—	1,997,000
Total indefinite-lived assets	1,997,000	—	1,997,000
Total intangible assets, net	$11,225,001	$(2,771,933)	$8,453,068

	April 30, 2024			April 30, 2023
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$4,282,001	$(1,917,612)	$2,364,389	$4,967,000	$(1,271,112)	$3,695,888
Customer relationships	—	—	—	39,000	(18,106)	20,894
Non-compete agreements	65,000	(65,000)	—	81,000	(56,667)	24,333
Total finite-lived assets	4,347,001	(1,982,612)	2,364,389	5,087,000	(1,345,885)	3,741,115
Brand name	1,430,000	—	1,430,000	3,152,000	—	3,152,000
Total indefinite-lived assets	1,430,000	—	1,430,000	3,152,000	—	3,152,000
Total intangible assets, net	$5,777,001	$(1,982,612)	$3,794,389	$8,239,000	$(1,345,885)	$6,893,115

Proprietary technology, backlog, and customer relationships are being amortized over seven years. Non-compete agreements are being amortized over three years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end.

As of December 31, 2024, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2025	$1,406,602
2026	1,406,602
2027	1,170,165
2028	697,286
2029	697,286
Thereafter	1,078,127
Total	$6,456,068

Note 9 – Sale of Equity Method Investment

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

As of April 30, 2024, the Company had owned a 46% interest in Unusual Machines. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements were prepared in accordance with GAAP. See Note 4 for additional information.

Financial information for UMAC was derived from UMAC’s Form 10-Q for the quarter ending March 31, 2024 and was as follows:

Current assets	$6,128,890
Long-term assets	18,099,802
Current liabilities	691,978
Long-term liabilities	2,313,896
Revenues	618,915
Gross profit	204,167
Net loss	$(1,106,001)

The Company’s investments in UMAC have been impacted by the following:

Initial investment, February 16, 2024	$17,000,000
Equity method loss	(503,625)
Impairment	(11,353,875)
Investment balance, April 30, 2024	$5,142,500
Equity method loss	(734,143)
Sale of ownership interest	(4,408,357)
Investment balance, December 31, 2024	$—

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

Note 10 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	December 31, 2024	April 30, 2024	April 30, 2023
Equipment and related	$1,633,105	$1,540,888	$1,386,373
Leasehold improvements	1,556,139	1,547,976	1,473,890
Furniture and fixtures	226,465	163,290	132,752
Accumulated depreciation	(1,535,000)	(911,470)	(342,657)
Net carrying value	$1,880,709	$2,340,684	$2,650,358

Depreciation expense totaled $623,530 for the eight months ended December 31, 2024. Depreciation expense totaled $568,813 and $311,545 for the years ended April 30, 2024 and 2023, respectively.

Note 11 – Other Long-Term Assets

Other long-term assets included:

	December 31, 2024	April 30, 2024	April 30, 2023
SAFE agreement	$250,000	$250,000	$250,000
Security deposits	59,823	43,126	53,180
Total	$309,823	$293,126	$303,180

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company evaluates the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the eight months ended December 31, 2024.

Note 12 – Right of Use Assets and Liabilities

As of December 31, 2024, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to six years, including options to extend certain leases for up to six years. Operating lease expense totaled $364,452 for the eight months ended December 31, 2024.

As of April 30, 2024 and 2023, the Company had operating type leases for real estate and no finance type leases. The Company’s leases had remaining lease terms of up to 6.67 and 4.08 years, respectively, including options to extend certain leases for up to six years. For the years ended April 30, 2024 and 2023, operating lease expense totaled $351,369 and $395,248, respectively, including period cost for short-term, cancellable, and variable leases, not included in lease liabilities, of $4,950 and $22,475, respectively.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$23,340	December 2030
Santa Monica, California	$16,697	June 2025
San Juan, Puerto Rico	$6,186	June 2027
Grantsville, Utah	$1,250	December 2026

Supplemental information related to operating leases for the eight months ended December 31, 2024 was:

Operating cash paid to settle lease liabilities	$310,868
Weighted average remaining lease term (in years)	2.51
Weighted average discount rate	12%

Future lease payments at December 31, 2024 were as follows:

Fiscal Year Ended:
2025	$479,229
2026	391,593
2027	350,404
2028	315,233
2029	324,689
Thereafter	334,430
Total	2,195,578
Imputed interest	(577,981)
Total liability	$1,617,597

Note 13 – Debt Obligations

A.	Decathlon Capital

On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1,670,294 (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrued at a rate of ten (10%) percent per annum. Principal and interest were payable in monthly installments of $49,275. The balance outstanding at April 30, 2024 and April 30, 2023 totaled $370,537 and $895,709, respectively. The balance was paid off in September 2024.

B.	Pelion Note

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at December 31, 2024, April 30, 2024 and April 30, 2023 totaled $1,639, $1,334 and $878, respectively.

C.	Corporate Equity

Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity, LLC. The loan bore interest at 8.25% annually and required monthly payments of $3,595. The balance outstanding at April 30, 2024 and April 30, 2023 totaled $27,495 and $66,586 respectively. The balance was paid off in December 2024.

D.	Ascentium Capital

In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383 with monthly payments of $656. The balance outstanding at April 30, 2024 and April 30, 2023 totaled $3,538 and $11,412 respectively. The balance was paid off in October 2024.

E.	Summary

Future annual principal payments at December 31, 2024 were as follows:

Fiscal Year Ended:
2025	$350,000
Thereafter	—
Total	$350,000

Note 14 – Convertible Notes Payable

In September 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the SPA, the Company received approximately $8,000,000 in funding from Lind in exchange for a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for five years (the “Warrant”). The Note is secured by substantially all assets of the Company. As additional consideration to Lind, the Company paid a commitment fee in the amount of $280,000. The Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date. At the Company’s option, monthly payments could have been increased up to $1,000,000 so long as the Company’s market capitalization was at least $50 million. In addition, if the Repayment Share Price (as defined below) was equal to or greater than $2.00, Lind could have, at its option, increased the monthly payment amount up to $1,300,000 for up to two months. The monthly payments due under the Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind converted the entire $9,600,000 note payable into 1,476,923 shares of Common Stock at a conversion price of $6.50 per share.

In November 2024, the Company entered into a First Amendment to the SPA with Lind. The SPA Amendment amends the terms of the original Securities Purchase Agreement with Lind. Upon closing of the SPA Amendment, the Company received approximately $6,000,000 in funding from Lind in exchange for issuance of a Senior Secured Convertible Promissory Note in the amount of $7,200,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of Common Stock at a price of $9.20 per share, exercisable for 5 years (the “Warrant”). As additional consideration to Lind, the Company paid a commitment fee in the amount of $210,000. The Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $400,000 beginning six months from the issuance date. At our option, monthly payments could have been increased up to $750,000 so long as our market capitalization was at least $50 million. In addition, if the Repayment Share Price was equal to or greater than $2.00, Lind could have, at its option, increased the monthly payment amount up to $975,000 for up to two months. The monthly payments due under the Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind converted the entire $7,200,000 note payable into 782,607 shares of Common Stock at a conversion price of $9.20 per share.

Subsequent to year-end, in February 2025, the Company entered into another SPA with Lind. See Note 22 for further information.

Note 15 – Income Taxes

Red Cat Holdings, Inc. is domiciled in Puerto Rico, which is a commonwealth of the United States, with a majority of its operations in the United States. We are subject to taxation by the Puerto Rico taxing authority and by the United States federal and state taxing authorities. Since inception, we have incurred net losses in each year of operations. Our current provision for the reporting periods presented in these financial statements consisted of a tax benefit against which we applied a full valuation allowance, resulting in no current provision for income taxes. In addition, there was no deferred provision for any of these reporting periods.

At December 31, 2024, April 30, 2024 and April 30, 2023, we had accumulated deficits of approximately $124,700,000, $81,100,000 and $57,100,000, respectively. Deferred tax assets related to the future benefit of these net operating losses for tax purposes totaled approximately $32,400,000, $21,100,000 and $14,800,000, respectively, calculated using the base Puerto Rico corporate tax rate of 18.5% and United States federal rate of 21% and state tax rates of 5%, which result in a blended tax rate of 26%. Currently, we focus on projected future taxable income in evaluating whether it is more likely than not that these deferred assets will be realized. Based on the fact that we have not generated an operating profit since inception, we have applied a full valuation allowance against our deferred tax assets at December 31, 2024, April 30, 2024 and April 30, 2023, resulting in a 0% effective tax rate and increasing the valuation allowance by $11,300,000, $6,300,000 and $7,300,000 for each period then ended, respectively.

The Company is in process of filing taxes for open periods 2019 through 2024. There are no open tax examinations as of December 31, 2024.

Note 16 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2022 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2022	53,748,735
Vesting of restricted stock to employees, net of shares withheld of 273,874 to pay taxes and 9,000 to repay a Note	653,308
Vesting of restricted stock to Board of Directors	116,507
Vesting of restricted stock to consultants	9,683
Shares issued for services	39,832
Shares outstanding as of April 30, 2023	54,568,065
Vesting of restricted stock to employees, net of shares withheld of 27,189 to pay taxes	192,742
Vesting of restricted stock to Board of Directors	252,214
Vesting of restricted stock to consultants	1,761
Conversion of preferred stock	818,334
Issuance of common stock through ATM facilities	53,235
Issuance of common stock through public offering	18,400,000
Exercise of stock options	3,000
Shares outstanding as of April 30, 2024	74,289,351
Vesting of restricted stock to employees, net of shares withheld of 373,345 to pay taxes	968,910
Vesting of restricted stock to Board of Directors	61,447
Exercise of stock options	2,475,242
Exercise of warrants	1,795,835
Acquisition of FlightWave	3,364,821
Conversion of convertible notes into common stock	2,259,530
Shares outstanding as of December 31, 2024	85,215,136

ATM Facility

In August 2023, the Company entered into a sales agreement (“the 2023 ATM Facility”) with ThinkEquity LLC (“ThinkEquity”), which provided for the sale, in our sole discretion, of shares of our common stock through ThinkEquity, as our sales agent. In accordance with the terms of the ATM Sales Agreement, the Company offered and sold shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $4,375,000. The issuance and sale of these shares by us pursuant to the 2023 ATM Facility were deemed “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), and were registered under the Securities Act. The Company paid a commission of up to 2.5% of gross sales proceeds of any common stock sold under the 2023 ATM Facility.

During the year ended April 30, 2024, the Company sold an aggregate of 53,235 shares of common stock under the 2023 ATM Facility, at an average price of $1.07 per share, for gross proceeds of approximately $57,000 and net proceeds of approximately $55,700, after deducting commissions and other offering expenses payable by us. Additionally, the Company incurred legal fees of approximately $46,000 establishing the 2023 ATM Facility. Due to the expiration of the registration statement that was used for the 2023 ATM Facility, no additional securities may be sold under the 2023 ATM Facility.

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

Note 17 – Preferred Stock

Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at December 31, 2024 totaled 4,676 which are convertible into 3,896 shares of common stock.

Note 18 – Warrants

In October 2020, the Company issued warrants to purchase 399,998 shares of common stock in connection with a convertible note financing with an initial fair value of $267,999. The warrants have a five-year term and an exercise price of $1.50.

In January 2021, the Company issued warrants to purchase 675,000 shares of common stock in connection with a convertible note financing with an initial fair value of $2,870,666. The warrants have a five-year term and an exercise price of $1.50.

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

In November 2024, the Company issued warrants to purchase 326,000 shares of common stock to Lind, as further described in Note 13. The warrants have a five-year term and an exercise price of $9.20. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.

The following table presents the range of assumptions used to estimate the fair values of the stock warrants granted during the eight months ended December 31, 2024 and fiscal years ended April 30, 2024 and 2023:

	December 31, 2024	April 30, 2024	April 30, 2023
Risk-free interest rate	4.01 – 4.17%	4.25%	—
Expected dividend yield	—	—	—
Expected term (in years)	5.00	5.00	—
Expected volatility	89.3 – 93.5%	205.50%	—

The following table summarizes the changes in warrants outstanding since April 30, 2022.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of April 30, 2022	1,539,999	3.38	3.89	$427,533
Granted	—	$—
Exercised	—	—
Outstanding as of April 30, 2023	1,539,999	3.38	2.89	$—
Granted	736,000	0.63
Exercised	—	—
Outstanding at April 30, 2024	2,275,999	$2.49	2.77	$666,080
Granted	1,076,000	7.32	5.00
Exercised	(2,437,943)	3.77
Outstanding at December 31, 2024	914,056	4.76	2.40	7,397,542

Note 19 – Share Based Awards

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

A.	Options

The range of assumptions used to calculate the fair value of options granted during the eight months ended December 31, 2024 was:

Exercise Price	$ 1.15 – 4.02
Stock price on date of grant	1.20 – 4.02
Risk-free interest rate	3.54 – 4.44%
Dividend yield	—
Expected term (years)	5.17 – 5.78
Volatility	190.46 – 199.03%

The range of assumptions used to calculate the fair value of options granted during the year ended April 30 was:

	2024	2023
Exercise Price	$0.72 – 1.12	$0.89 – 2.38
Stock price on date of grant	0.70 – 1.12	0.89 – 2.38
Risk-free interest rate	3.46 – 4.41%	3.34 – 4.18%
Dividend yield	—	—
Expected term (years)	5.28 – 8.25	6.25 – 8.25
Volatility	206.99 – 262.07%	245.57 – 260.06%

A summary of options activity under the Plan since April 30, 2022 was:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of April 30, 2022	3,694,142	$2.17	8.56	1,407,545
Granted	1,503,500	1.40
Exercised	—	—
Forfeited or expired	(412,833)	2.67
Outstanding as of April 30, 2023	4,784,809	1.88	8.72	74,586
Granted	2,903,542	1.02
Exercised	(3,000)	0.89
Forfeited or expired	(905,417)	2.27
Outstanding as of April 30, 2024	6,779,934	1.46	8.02	2,762,242
Granted	1,463,500	2.14
Exercised	(2,475,242)	1.69
Forfeited or expired	(122,867)	1.45
Outstanding as of December 31, 2024	5,645,325	1.54	7.90	59,779,836
Exercisable as of December 31, 2024	1,924,275	$1.31	6.13	$22,212,003

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of December 31, 2024, April 30, 2024 and April 30, 2023, there was $4,068,622, $943,648 and $2,940,239 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.25, 1.95 and 1.94 years, respectively.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since April 30, 2022 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2022	1,083,675	$2.59
Granted	780,884	2.14
Vested	(1,062,372)	2.42
Forfeited	(21,127)	2.13
Unvested and outstanding as of April 30, 2023	781,060	2.44
Granted	298,643	1.06
Vested	(485,024)	1.92
Forfeited	(419,549)	2.09
Unvested and outstanding as of April 30, 2024	175,130	$2.09
Granted	3,072,599	2.58
Vested	(1,403,702)	1.43
Forfeited	(300,000)	1.14
Unvested and outstanding as of December 31, 2024	1,544,027	$3.84

As of December 31, 2024, April 30, 2024 and April 30, 2023, there was $5,328,970, $2,749,936 and $932,592 of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.25, 0.26 and 0.73 years, respectively.

C.	Stock Compensation

Stock compensation expense by functional operating expense was:

	December 31, 2024	April 30, 2024	April 30, 2023
Research and development	$239,664	$395,105	$692,947
Sales and marketing	1,040,260	562,110	566,153
General and administrative	2,823,110	2,652,052	2,397,624
Total	$4,103,034	$3,609,267	$3,656,724

Stock compensation expense pertaining to options totaled $1,210,193 for the eight months ended December 31, 2024. Stock compensation expense pertaining to restricted stock totaled $2,892,841 for the eight months ended December 31, 2024. Stock compensation expense pertaining to options totaled $2,619,501 and $1,617,982 for the year ended April 30, 2024 and 2023, respectively. Stock compensation expense pertaining to restricted stock totaled $989,766 and $2,038,742 for the year ended April 30, 2024 and 2023, respectively.

Note 20 - Related-Party Transactions

In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 3 and Note 9. UMAC’s Chief Executive Officer was a direct relative of a former member of the Company’s management.

Note 21 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of December 31, 2024.

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

Note 22 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:

On February 10, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with Lind. Under the SPA, upon closing, the Company received approximately $15,000,000 in funding from Lind in exchange for our issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $16,500,000 (the “Note”) and a Common Stock Purchase Warrant for the purchase of 1,000,000 shares of our common stock at a price of $15.00 per share, exercisable for 5 years (the “Warrant”). As additional consideration to Lind, the Company has agreed to pay a commitment fee in the amount of $525,000. The Company’s obligations under the Note are secured by all of the Company’s assets and the assets of our subsidiaries pursuant to a Security Agreement and related ancillary documents.

The Note, which does not accrue interest, is due on February 10, 2026. The Note may be converted by Lind from time to time at a price equal to the lower of “Conversion Price” of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price. Conversions under the Note are limited to a maximum of $1,650,000 in any calendar month, subject to increase upon our optional written consent. Upon receipt of a conversion notice under the Note, the Company may, if the applicable Repayment Share Price is below the Conversion Price, elect to pay the conversion amount in cash and in lieu of issuing common stock. Cash repayments under this provision must be equal to 1.025 times the conversion amount. If applicable, the Company must elect the cash repayment option within one business day of receiving the conversion notice and tender cash payment within two business days of receiving the conversion notice.

The Note may be prepaid in whole upon 5 days’ notice, but in the event of a prepayment notice, Lind may convert up to 25% of principal amount due at the lesser of the Repayment Share Price (but only if the Repayment Share Price is equal to or greater than an applicable threshold) or the Conversion Price.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Our management, with the participation of our CEO (principal executive officer) who is also the appointed interim CFO (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2024.

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

Based on that evaluation, our CEO and interim CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2024, specifically pertaining to the disclosed and restated financials noted in our report on internal control over financial reporting below.

Management’s annual report on internal control over financial reporting.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2024. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and interim CFO concluded that our internal control over financial reporting was not effective as of December 31, 2024, which was identified during the year ended April 30, 2023 and continues through December 31, 2024. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm.

Because the Company is a non-accelerated filer, this Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC.

Changes In Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defence conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.

We have adopted a Corporate Code of Conduct and Ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:

●	honest and ethical conduct;

●	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in our other public communications;

●	compliance with applicable laws, rules and regulations, including insider trading compliance; and

●	accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included under the captions “Director Compensation Table,” “Non-Employee Director Compensation Arrangements,” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included under the caption “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated July 17, 2019
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 8, 2017)
3.3	Certification of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2018)
3.4	Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2018)
3.5	Amendment No. 1 to Certification of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2018)
3.6	Certificate of Withdrawal, dated May 13, 2019 of Certification of Designation of the Series A Preferred Stock, dated December 6, 2018, Series E Convertible Preferred Stock, dated January 3, 2018 and the Amendment to the Certification of Designation of the Series E Convertible Preferred Stock, dated January 3, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.7	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.8	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2020)
4.2#	Form of Stock Option Agreement, under the 2019 Equity Incentive Plan
4.3#	Form of Restricted Share Unit Award Agreement, under the 2019 Equity Incentive Plan
4.4#	Form of Stock Option Agreement, under the 2024 Omnibus Equity Incentive Plan
4.5#	Form of Restricted Share Unit Award Agreement, under the 2024 Omnibus Equity Incentive Plan
10.1#	2019 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed on August 27, 2024)
10.2#	First Amendment to Executive Employment Agreement with Jeffrey Thompson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023).
10.18#	Consulting Services Agreement, between Joseph Hernon and the Company, dated March 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2024)
10.19#	Executive Employment Agreement, between George Matus and the Company, dated May 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2024)
10.20#	Executive Employment Agreement, between Leah Lunger and the Company, dated June 10, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2024)
10.21+	Form of 8% Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.22+	Form of Exchange Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.23+	Form of Closing Date Working Capital Agreement and Consent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.24+	Form of Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2024)
10.25	Asset Purchase Agreement, dated September 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.26	Form of Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.27	Form of Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.28	Form of Key Employee Non-Competition Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.29	Securities Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.30	Form of Senior Secured Convertible Note issued September 23, 2024 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.31	Form of Common Stock Purchase Warrant issued September 23, 2024 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.32	Security Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.33	First Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)
10.34	Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)
10.35	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)
10.36#	Executive Employment Agreement with Geoffrey Hitchcock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2024)
10.37#	2024 Omnibus Equity Incentive Plan
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of dbbmckennon
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 8, 2024)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates management contract or compensatory plan.
+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC staff upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Cat Holdings, Inc.

Dated: March 31, 2025	By:	/s/ Jeffrey Thompson
Jeffrey Thompson
Chief Executive Officer, Interim Chief Financial Officer and President
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Thompson	Chief Executive Officer, Interim Chief Financial Officer, President and Director	March 31, 2025
Jeffrey M. Thompson	(Principal Executive Officer and Principal Financial Officer)

/s/ Nicholas Liuzza, Jr.	Director	March 31, 2025
Nicolas Liuzza, Jr.

/s/ Christopher Moe	Director	March 31, 2025
Christopher Moe

/s/ Joseph Freedman	Director	March 31, 2025
Joseph Freedman

/s/ Paul Edward Funk II	Director	March 31, 2025
Paul Edward Funk II

