Form 10-Q
period 2025-03-31
Red Cat Holdings, Inc.
filed 2025-05-14
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(800) 466-9152

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

As of May 12, 2025, there were 90,915,265 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues,” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	the market and sales success of our existing and any new products;

●	our ability to raise capital when needed and on acceptable terms;

●	our ability to make acquisitions and integrate acquired businesses into our company;

●	our ability to attract and retain management;

●	the intensity of competition;

●	changes in the political and regulatory environment and in business and economic conditions in the United States and globally;

●	changes in macroeconomic conditions, including inflation, interest rates, and geopolitical conflicts;

●	the imposition or increase of tariffs and other trade barriers that could impact the cost of raw materials, components, and finished goods;

●	delays or disruptions in our supply chain due to global trade restrictions or political instability; and

●	fluctuations in customer demand in response to broader economic conditions;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$7,722,410	$9,154,297
Accounts receivable, net	1,554,295	489,316
Inventory	13,854,548	12,950,941
Prepaid inventory	3,253,312	641,959
Prepaid expenses and other	3,027,923	2,561,744
Total current assets	29,412,488	25,798,257

Goodwill	17,671,065	17,671,065
Intangible assets, net	8,047,385	8,453,068
Property and equipment, net	1,971,940	1,880,709
Other	363,054	309,823
Operating lease right-of-use assets	2,189,916	1,491,345
Total long-term assets	30,243,360	29,806,010

TOTAL ASSETS	$59,655,848	$55,604,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,518,980	$2,049,519
Accrued expenses	1,193,353	1,240,115
Debt obligations - short term	350,000	350,000
Customer deposits	220,517	227,484
Operating lease liabilities	490,966	311,532
Convertible notes payable - short term	25,132,556	—
Total current liabilities	28,906,372	4,178,650

Operating lease liabilities	1,838,228	1,306,064
Total long-term liabilities	1,838,228	1,306,064

Total liabilities	30,744,600	5,484,714
Commitments and contingencies (Note 18)

Stockholders’ equity
Series B preferred stock - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	47	47
Common stock - shares authorized 500,000,000; issued and outstanding 85,647,618 and 85,215,136	85,648	85,215
Additional paid-in capital	176,693,607	174,778,994
Accumulated deficit	(147,868,054)	(124,744,703)
Total stockholders’ equity	28,911,248	50,119,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,655,848	$55,604,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2025	2024
Revenues	$1,629,662	$6,614,029

Cost of goods sold	2,480,072	5,492,825

Gross (loss) profit	(850,410)	1,121,204

Operating Expenses
Research and development	3,432,593	2,669,502
Sales and marketing	3,314,748	1,410,506
General and administrative	4,880,448	3,084,495
Total operating expenses	11,627,789	7,164,503
Operating loss	(12,478,199)	(6,043,299)

Other (income) expense
Convertible notes payable fair value adjustment	10,699,677	—
Interest (income) expense, net	(54,525)	12,488
Gain on divestiture of consumer segment	—	(9,642,428)
Impairment on equity method investment	—	9,058,875
Equity method loss	—	503,625
Investment income, net	—	(77,254)
Other, net	—	(490,982)
Other expense (income)	10,645,152	(635,676)

Net loss from continuing operations	(23,123,351)	(5,407,623)

Loss from discontinued operations	—	(1,373,457)
Net loss	$(23,123,351)	$(6,781,080)

Loss per share - basic and diluted
Continuing operations	$(0.27)	$(0.07)
Discontinued operations	—	(0.02)
Loss per share - basic and diluted	$(0.27)	$(0.09)

Weighted average shares outstanding - basic and diluted	85,505,520	74,204,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2023	4,676	$47	74,166,262	$74,166	$123,125,007	$(71,434,754)	$4,621	$51,769,087

Stock based compensation	—	—	—	—	805,634	—	—	805,634

Vesting of restricted stock units	—	—	116,247	116	(9,767)	—	—	(9,651)

Net loss	—	—	—	—	—	(6,781,080)	—	(6,781,080)

Balances, March 31, 2024	4,676	$47	74,282,509	$74,282	$123,920,874	$(78,215,834)	$4,621	$45,783,990

Balances, December 31, 2024	4,676	$47	85,215,136	$85,215	$174,778,994	$(124,744,703)	$—	$50,119,553

Stock based compensation	—	—	—	—	1,598,972	—	—	1,598,972

Exercise of warrants	—	—	49,843	50	(50)	—	—	—

Exercise of stock options	—	—	488,969	489	315,585	—	—	316,074

Retirement of common shares	—	—	(106,330)	(106)	106	—	—	—

Net loss	—	—	—	—	—	(23,123,351)	—	(23,123,351)

Balances, March 31, 2025	4,676	$47	85,647,618	$85,648	$176,693,607	$(147,868,054)	$—	$28,911,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(23,123,351)	$(6,781,080)
Net loss from discontinued operations	—	(1,373,457)
Net loss from continuing operations	(23,123,351)	(5,407,623)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation - options	804,855	708,726
Stock based compensation - restricted stock units	794,117	96,908
Amortization of intangible assets	405,683	208,539
Depreciation	181,872	205,085
Payments of taxes related to equity transactions	—	(9,651)
Gain on divestiture of consumer segment	—	(9,642,428)
Impairment on equity method investment	—	9,058,875
Equity method loss	—	503,625
Convertible note payable fair value adjustment	10,699,677	—
Changes in operating assets and liabilities
Accounts receivable	(1,064,979)	(1,127,353)
Inventory	(903,607)	2,824,184
Prepaid inventory	(2,611,353)	704,218
Prepaid expenses and other	(519,410)	(1,828,179)
Operating lease right-of-use assets and liabilities	13,027	4,551
Customer deposits	(6,967)	3,746
Accounts payable	(530,539)	(700,235)
Accrued expenses	(46,762)	21,752
Net cash used in operating activities of continuing operations	(15,907,737)	(4,375,260)

Cash Flows from Investing Activities
Proceeds from divestiture of consumer segment	—	1,000,000
Purchases of property and equipment	(273,103)	(75,991)
Net cash (used in) provided by investing activities of continuing operations	(273,103)	924,009

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable, net of issuance costs	14,432,879	—
Payments under debt obligations	—	(147,147)
Proceeds from exercise of stock options	316,074	—
Net cash provided by (used in) financing activities of continuing operations	14,748,953	(147,147)

Discontinued operations
Operating activities	—	(74,556)
Investing activities	—	—
Financing activities	—	(120,413)
Net cash used in discontinued operations	—	(194,969)

Net decrease in Cash	(1,431,887)	(3,793,367)
Cash, beginning of period	9,154,297	10,245,064
Cash, end of period	$7,722,410	$6,451,697

Cash paid for interest	$—	$13,432
Cash paid for income taxes	$—	$—

Non-cash transactions
Equity method investment from divestiture of consumer segment	$—	$17,000,000
Note receivable from divestiture of consumer segment	$—	$4,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – The Business

Red Cat Holdings, Inc. (the “Company”) was originally incorporated in February 1984. The Company is a drone technology company integrating robotic hardware and software for military, government and commercial operation. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry. Beginning in January 2020, the Company expanded the scope of its drone products and services through five acquisitions, including:

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the eight month transition period ended December 31, 2024, included in the Company’s Transition Report on Form 10-KT.

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave (beginning on September 5, 2024), Skypersonic, as well as Rotor Riot and Fat Shark through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, were accounted for using the equity method when the Company was able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Customer A	33%	*
Customer B	27%	*
Customer C	17%	*
Customer D	*	36%
Customer E	*	17%
Customer F	*	15%

*	Accounts Receivable was less than 10%

During the three months ended March 31, 2025, three customers accounted for equal to or greater than 10% of total revenue, totaling 31% 26% and 17%, respectively. During the three months ended March 31, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 33% 22% and 20%, respectively. The Company does not believe the loss of one or more of these customers would be significant to operations.

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

The following table summarizes the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument:

	Level 1	Level 2	Level 3	Total
Convertible notes payable	$—	$—	$25,132,556	$25,132,556

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

In determining the fair value of the convertible notes payable as of March 31, 2025, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the convertible notes payable as of March 31, 2025 using the following assumptions:

Issuance date	2/10/2025
Maturity date	2/10/2026
Stock price	5.88
Expected volatility factor	124.8%
Risk-free interest rate	4.08%

The following table presents changes in the Level 3 convertible notes payable measured at fair value for the three months ended March 31, 2025:

Balance, January 1, 2025	$—
Additions	14,432,879
Fair value measurement adjustments	10,699,677
Balance, March 31, 2025	$25,132,556

Warrants

The fair value of the warrants issued during the three months ended March 31, 2025 was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. For the three months ended March 31, 2025, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received.

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board. This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $220,517 and $227,484 at March 31, 2025 and December 31, 2024, respectively.

The following table presents the Company’s revenue disaggregated by revenue type:

	Three months ended March 31,
	2025	2024
Product related	$1,629,662	$6,614,029
Contract related	—	—
Total	$1,629,662	$6,614,029

Product Warranty - The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was $642,401 and $661,357 as of March 31, 2025 and December 31, 2024 respectively.

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

	March 31, 2025	December 31, 2024
Series B Preferred Stock, as converted	3,896	3,896
Stock options	5,011,820	5,242,308
Warrants	1,831,433	914,056
Restricted stock	1,272,599	1,544,027
Total	8,119,748	7,704,287

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 18.

Liquidity and Going Concern – The Company has never been profitable and has incurred net losses related to acquisitions, as well as costs incurred to pursue its long-term growth strategy. During the three months ended March 31, 2025, the Company incurred a net loss of $23,123,351 and used cash in operating activities of $15,907,737. As of March 31, 2025, working capital totaled $506,116. These financial results and our financial position at March 31, 2025 raise substantial doubt about our ability to continue as a going concern. The Company has recently taken actions to strengthen its liquidity through additional financings. Additionally, in November 2024, the Company was selected as the winner of the U.S. Army’s Short Range Reconnaissance (SRR) Program of Record which the Company is currently in negotiations regarding the initial purchase. The Company is currently in the process of scaling our production manufacturing facility in order to increase revenue and improve gross margins in hopes to increase cash flows from operations. As described in Note 12, the Company closed financings with proceeds of $7,681,000, $5,775,000, $14,432,880 in September 2024, November 2024, and February 2025, respectively. Additionally, the Company’s Form S-3 became effective on December 11, 2024 and as described in Note 19, on April 10, 2025, the Company raised an additional $30 million. Management has concluded that these recent positive developments alleviate any substantial doubt about our ability to continue our operations, and meet our financial obligations, for twelve months from the date these consolidated financial statements are issued.

Note 3 – Business Combination

On September 4, 2024, the Company entered into the APA with FlightWave Aerospace Systems Corporation (the “Seller”) to broaden the Company’s range of drone products. The seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14,000,000 worth of shares of the Company’s common stock, and as such, the asset purchase will be treated as a business combination. The purchase price is payable as follows:

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

Brand name, backlog, customer relationships and proprietary technology are included in intangible assets on the consolidated balance sheets. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end for impairment. Customer relationships and proprietary technology are being amortized over seven years. Backlog is being amortized over two years. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end.

Supplemental Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on January 1, 2024. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

Three months ended March 31, 2024
Consolidated
Revenues	$6,736,179

Net Loss	(7,404,880)

Loss per share – basic and diluted	(0.10)

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

Working Capital

The purchase price was adjusted for working capital as of the closing date. Actual working capital excess amounts increased the principal amount of the Promissory Note dollar for dollar. Working capital as of closing was finalized at $2 million in July 2024. As a result, UMAC issued the Company $4,000,000 of its 8% Promissory Notes due November 30, 2025 reflecting (i) satisfaction and settlement of working capital adjustments and (ii) a maturity date extension to November 30, 2025.

The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for:

	Three months ended March 31,
	2025	2024
Revenues	$—	$494,737

Cost of goods sold	—	1,407,760

Gross loss	—	(913,023)

Operating Expenses
Research and development	—	13,389
Sales and marketing	—	278,078
General and administrative	—	168,967
Total operating expenses	—	460,434
Operating loss	—	(1,373,457)

Net loss from discontinued operations	$—	$(1,373,457)

Note 5 – Inventories

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Raw materials	$10,135,853	$8,421,036
Work-in-process	804,589	898,635
Finished goods	2,914,106	3,631,270
Total	$13,854,548	$12,950,941

Note 6 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	March 31, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$7,987,001	$(2,949,974)	$5,037,027	$7,987,001	$(2,640,323)	$5,346,678
Backlog	276,000	(80,499)	195,501	276,000	(16,610)	259,390
Customer relationships	900,000	(82,143)	817,857	900,000	(50,000)	850,000
Non-compete agreements	65,000	(65,000)	—	65,000	(65,000)	—
Total finite-lived assets	9,228,001	(3,177,616)	6,050,385	9,228,001	(2,771,933)	6,456,068
Brand name	1,997,000	—	1,997,000	1,997,000	—	1,997,000
Total indefinite-lived assets	1,997,000	—	1,997,000	1,997,000	—	1,997,000
Total intangible assets, net	$11,225,001	$(3,177,616)	$8,047,385	$11,225,001	$(2,771,933)	$8,453,068

Proprietary technology and customer relationships are being amortized over seven years. Non-compete agreements are being amortized over three years. Backlog is being amortized over two years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end.

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

As of March 31, 2024, the Company had owned approximately a 46% interest in Unusual Machines. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements are prepared in accordance with GAAP. See Note 4 for additional information.

Financial information for UMAC prior to the sale of the Company’s equity interest was derived from UMAC’s Form 10-Q for the six months ended June 30, 2024 and was as follows:

Current assets	$5,116,963
Long-term assets	20,083,390
Current liabilities	931,200
Long-term liabilities	4,297,332
Revenues	2,030,039
Gross profit	592,607
Net loss	$(2,718,240)

The Company’s investments in UMAC have been impacted by the following:

Initial investment, February 16, 2024	$17,000,000
Equity method loss	(503,625)
Impairment	(9,058,875)
Investment balance, March 31, 2024	$7,437,500
Impairment	(2,295,000)
Equity method loss	(734,143)
Sale of ownership interest	(4,408,357)
Investment balance, July 22, 2024	$—

The computation of both the initial investment as of February 16, 2024 and investment balance as of March 31, 2024, was based on the fair market value of UMAC’s common stock.

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	March 31, 2025	December 31, 2024
Equipment and related	$1,737,006	$1,633,105
Leasehold improvements	1,556,139	1,556,139
Furniture and fixtures	395,667	226,465
Accumulated depreciation	(1,716,872)	(1,535,000)
Net carrying value	$1,971,940	$1,880,709

Depreciation expense totaled $181,872 and $205,085 for the three months ended March 31, 2025 and 2024, respectively.

Note 9 – Other Long-Term Assets

Other long-term assets included:

	March 31, 2025	December 31, 2024
SAFE agreement	$250,000	$250,000
Security deposits	113,054	59,823
Total	$363,054	$309,823

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company evaluates the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the three months ended March 31, 2025.

Note 10 – Right of Use Assets and Liabilities

As of March 31, 2025, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 5.75 years, including options to extend certain leases for up to six years. Operating lease expense totaled $145,111 and $88,982 for the three months ended March 31, 2025 and 2024, respectively.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$24,040	December 2030
Santa Monica, California	$16,697	June 2025
San Juan, Puerto Rico	$6,186	June 2027
Grantsville, Utah	$1,250	December 2026
Carson, California	$22,655	April 2028
South Salt Lake, Utah	$1,642	January 2027

Supplemental information related to operating leases for the three months ended March 31, 2025 was:

Operating cash paid for leased facilities	$170,504
Weighted average remaining lease term (in years)	4.42
Weighted average discount rate	12%

Note 11 – Debt Obligations

A.	Decathlon Capital

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

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at March 31, 2025 and December 31, 2024 totaled $1,751 and $1,639, respectively.

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

E.	Summary

Future annual principal payments at March 31, 2025 were as follows:

Fiscal Year Ended:
2025	350,000
Thereafter	—
Total	$350,000

Note 12 – Convertible Notes Payable

In September 2024, the Company entered into a Securities Purchase Agreement (the “September 2024 SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the September 2024 SPA, the Company received approximately $8,000,000 in funding from Lind in exchange for a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “September 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for five years (the “September 2024 Warrant”). The September 2024 Note was secured by substantially all assets of the Company. As additional consideration to Lind, the Company paid a commitment fee in the amount of $280,000. The September 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date. At the Company’s option, monthly payments could have been increased up to $1,000,000 so long as the Company’s market capitalization was at least $50 million. In addition, if the Repayment Share Price (as defined below) was equal to or greater than $2.00, Lind could have at its option, increased the monthly payment amount up to $1,300,000 for up to two months. The monthly payments due under the September 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the September 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind converted the entire $9,600,000 note payable into 1,476,923 shares of Common Stock at a conversion price of $6.50 per share.

In November 2024, the Company entered into a First Amendment (the “November 2024 SPA Amendment”) to the September 2024 SPA with Lind. The November 2024 SPA Amendment amends the terms of the original Securities Purchase Agreement with Lind. Upon closing of the November 2024 SPA Amendment, the Company received approximately $6,000,000 in funding from Lind in exchange for issuance of a Senior Secured Convertible Promissory Note in the amount of $7,200,000 (the “November 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of Common Stock at a price of $9.20 per share, exercisable for 5 years (the “November 2024 Warrant”). As additional consideration to Lind, the Company paid a commitment fee in the amount of $210,000. The November 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $400,000 beginning six months from the issuance date. At our option, monthly payments could have been increased up to $750,000 so long as our market capitalization was at least $50 million. In addition, if the Repayment Share Price was equal to or greater than $2.00, Lind could have at its option, increased the monthly payment amount up to $975,000 for up to two months. The monthly payments due under the November 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the November 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind converted the entire $7,200,000 note payable into 782,607 shares of Common Stock at a conversion price of $9.20 per share.

In February 2025, the Company entered into another SPA (the “February 2025 SPA”) with Lind. Under the February 2025 SPA, the Company received approximately $15,000,000 in funding from Lind in exchange for a Senior Convertible Promissory Note in the amount of $16,500,000 (the “February 2025 Note”) and a Common Stock Purchase Warrant for the purchase of 1,000,000 shares of our common stock at a price of $15.00 per share, exercisable for five years (the “February 2025 Warrant”). The February 2025 Note is secured by substantially all assets of the Company. As additional consideration to Lind, the Company paid a commitment fee in the amount of $525,000. The February 2025 Note, which does not accrue interest, is due in twelve consecutive monthly installments in the amount of $1,650,000 beginning two months from the issuance date. At the Company’s option, monthly payments could be increased up to $5,000,000 so long as the Company’s market capitalization is at least $400 million. In addition, Lind could, at its option, increase the monthly payment amount up to $5,000,000 so long as the Company’s market capitalization is at least $400 million. The monthly payments due under the February 2025 Note can be made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price is defined in the February 2025 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. See Note 2 for further information. In the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the conversion price of the February 2025 Note as amended, the conversion price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock. Additionally, in the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the exercise price of the February 2025 Warrant as amended, the exercise price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock. The Company’s convertible notes payable balance at March 31, 2025 was $25,132,556.

Subsequent to the quarter end, in April 2025, the Company entered into the First and Second Amendments to the February 2025 SPA with Lind. See Note 19 for further information.

Note 13 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since December 31, 2024 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of December 31, 2024	85,215,136
Exercise of stock options	488,969
Exercise of warrants	49,843
Retirement of common shares	(106,330)
Shares outstanding as of March 31, 2025	85,647,618

In February 2025, the Company retired 106,330 shares of common stock that were previously held in escrow for payment as consideration for the Teal acquisition. Subsequent to the acquisition’s modification period and prior to the settlement of escrowed shares, the Company paid cash for certain seller responsible expenditures which were then settled through the refund of these escrowed shares. This was treated as an equity transaction and goodwill was not affected.

Public Offering

Subsequent to quarter end, in April 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering. See Note 19 for further information.

Note 14 – Preferred Stock

Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at March 31, 2025 totaled 4,676 which are convertible into 3,896 shares of common stock.

Note 15 – Warrants

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

In September 2024, the Company issued warrants to purchase 750,000 shares of common stock to Lind, as further described in Note 12. The warrants have a five-year term and an exercise price of $6.50. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.

In November 2024, the Company issued warrants to purchase 326,000 shares of common stock to Lind, as further described in Note 12. The warrants have a five-year term and an exercise price of $9.20. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.

In February 2025, the Company issued warrants to purchase 1,000,000 shares of common stock to Lind, as further described in Note 12. The warrants have a five-year term and an exercise price of $15.00 which was amended to $7.52 on the First Amendment to the agreement on April 9, 2025. See Note 19 for further information. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.

The following table summarizes the changes in warrants outstanding since December 31, 2024.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	914,056	$4.76	2.40	$7,397,542
Granted	1,000,000	7.62	4.87	—
Exercised	(82,623)	5.45	—	—
Outstanding at March 31, 2025	1,831,433	$6.29	3.68	$2,073,198

Note 16 – Share Based Awards

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

A.	Options

The range of assumptions used to calculate the fair value of options granted during the three months ended March 31, 2025 was:

Exercise Price	$ 8.56 – 8.56
Stock price on date of grant	8.46 – 8.46
Risk-free interest rate	4.44 – 4.44%
Dividend yield	—
Expected term (years)	5.97 – 5.97
Volatility	191.15 – 191.15%

A summary of options activity under the Plan since December 31, 2024 was:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5,645,325	1.54	7.90	59,779,836
Granted	402,500	8.56
Exercised	(908,503)	1.28
Forfeited or expired	(127,502)	1.73
Outstanding as of March 31, 2025	5,011,820	2.06	1.99	20,221,803
Exercisable as of March 31, 2025	1,633,529	$1.47	1.35	$7,200,542

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of March 31, 2025, there was $6,622,720 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.49 years. As of December 31, 2024, there was $4,068,622 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.25 years.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since December 31, 2024 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,544,027	$3.84
Granted	50,000	4.94
Vested	—	—
Forfeited	(321,428)	0.89
Unvested and outstanding as of March 31, 2025	1,272,599	$4.64

As of March 31, 2025, there was $4,497,389 of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.13 years. As of December 31, 2024, $5,328,970 of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.25 years.

C.	Stock Compensation

Stock compensation expense for the three months ended March 31 by functional operating expense was:

	2025	2024
Research and development	$174,460	$115,477
Sales and marketing	862,983	85,205
General and administrative	561,529	604,952
Total	$1,598,972	$805,634

Stock compensation expense pertaining to options totaled $804,855 for the three months ended March 31, 2025. Stock compensation expense pertaining to restricted stock totaled $794,117 for the three months ended March 31, 2025. Stock compensation expense pertaining to options totaled $708,726 for the three months ended March 31, 2024. Stock compensation expense pertaining to restricted stock totaled $96,908 for the three months ended March 31, 2024.

Note 17 - Related-Party Transactions

In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 4 and Note 7. UMAC’s Chief Executive Officer is a direct relative of a former member of the Company’s management.

Note 18 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of March 31, 2025.

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

Note 19 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:

First Amendment to Lind SPA

On April 9, 2025, the Company entered into a First Amendment (the “April 9, 2025 Amendment”) to the terms of the February 2025 Note and February 2025 Warrant. Pursuant to the February 2025 SPA, the Company received $15 million in funding from Lind in exchange for issuance to Lind of a Senior Secured Convertible Promissory Note in the amount of $16,500,000 and a Common Stock Purchase Warrant for the purchase of 1,000,000 shares of our common stock at a price of $15.00 per share, exercisable for 5 years.

The February 2025 Note and the February 2025 SPA contained certain covenants, including: (i) in the event of new issuances of our common stock at a price less than the Conversion Price then in effect, the Conversion Price will be adjusted to the price paid for the newly issued shares of common stock (the “Price Reset Provision”); (ii) in the event the Company issues new securities in exchange for gross proceeds of greater than $15 million, the Company is required to pay the lower of 20% of the proceeds of such offering, or 20% of the balance of the February 2025 Note, toward repayment of the February 2025 Note (the “Offering Proceeds Provision”); and (iii) in the event the Company undertakes a new offering of securities, Lind has the right to purchase up to 20% of the securities issued in the new offering (the “Participation Rights”). The Warrant contained provisions that would adjust the exercise price of the Warrant in certain circumstances, including if the Company issued new securities at a price less than the then-current exercise price.

Under the original terms of the February 2025 Note, (i) the balance of the February 2025 Note was due and payable on February 10, 2026; (ii) the amount due under the February 2025 Note was convertible by Lind from time to time at a price equal to the lower of “Conversion Price” of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for our common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price; (iii) conversions under the February 2025 Note are limited to a maximum of $1,650,000 in any calendar month, subject to increase upon our optional written consent; and (iv) upon receipt of a conversion notice under the February 2025 Note, the Company could, if the applicable Repayment Share Price is below the Conversion Price, elect to pay the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock.

Under the April 9, 2025 Amendment, and in exchange for a waiver of Price Reset Provision and certain other covenants, the terms of the February 2025 Note, Warrant and the SPA were amended. The balance of the February 2025 Note was increased to $18,150,000. The Conversion Price of the February 2025 Note was lowered to $9.52 per share. The exercise price for the Warrant was lowered to $7.62 per share. The maturity date of the February 2025 Note was extended to May 10, 2026.

Upon receipt of a conversion notice under the February 2025 Note, the Company may, if the applicable Repayment Share Price is below the Conversion Price, elect to pay up to fifty percent of the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock. The Price Reset Provision, the Offering Proceeds Provision, and the Participation Rights were waived for a limited time, until April 17, 2025.

Second Amendment to Lind SPA

On April 10, 2025, the Company entered into a Second Amendment to Senior Secured Convertible Promissory Note and Warrant Issued February 10, 2025 with Lind; (ii) First Amendment to Warrant Issued November 26, 2024 between the Company and Lind and (iii) First Amendment to Securities Purchase Agreement dated February 10, 2025 (collectively, the “Agreement”). The Agreement amended that certain: (A) Senior Secured Convertible Promissory Note in the principal amount of $16,500,000, dated February 10, 2025 and amended on April 9, 2025 (the “Promissory Note”), by and between the Company, and Lind; (B) Common Stock Purchase Warrant to purchase up to 1,000,000 shares of the Company’s common stock, issued from the Company to Lind on February 10, 2025, as amended on April 9, 2025 (the “February 2025 Warrant”); (C) Common Stock Purchase Warrant to purchase up to 326,000 shares of the Company’s common stock, issued from the Company to Lind on November 26, 2024 (the “November 2024 Warrant”) and (D) Securities Purchase Agreement dated February 10, 2025 (the “Purchase Agreement”). The Note and February 2025 Warrant were issued pursuant to that the Purchase Agreement. Under the terms of the Agreement, the Company and Lind amended each of the Promissory Note, the February 2025 Warrant and the November 2024 Warrant to include a cap on the amount of shares issuable upon conversion and/or exercise of each aforementioned security such that the shares issuable under each of them shall not exceed the maximum number of shares of Common Stock which may be issued by the Company in the absence of shareholder approval as provided by Nasdaq Rule 5635(d).

In addition, Section 5.13 of the Purchase Agreement was amended to extend the deadline for to obtain Stockholder Approval (as defined in the Purchase Agreement) to June 30, 2025. In addition, certain stockholders of the Company entered into support agreements under which they agreed to vote in favor of the matter presented to the Company’s stockholders for the Stockholder Approval.

Notes Payable Conversions

On April 15, 2025, the Company redeemed $1,650,000 of notes payable for a cash payment of $1,691,250.

On May 1, 2025, Lind converted $1,650,000 of notes payable into 372,460 shares of Common Stock at a conversion price of $4.43 per share.

Public Offering

On April 10, 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 4,724,412 shares of the Company’s common stock, par value $0.001 per share, at a price of $6.35 per share. The gross proceeds to the Company from the Registered Direct Offering were approximately $30 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Transition Report on Form 10-KT for the Transition Period ended December 31, 2024 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Recent Developments

In April 2025, we entered into the First and Second Amendments to the February 2025 SPA with Lind. Additionally, in April 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell, in a registered direct offering. See Note 19 for further information.

Plan of Operations

Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry which it presently does through its wholly owned consolidated subsidiaries. Beginning in January 2020, the Company expanded the scope of its drone products and services through five acquisitions, including:

A.	In January 2020, we acquired Rotor Riot, a reseller of drones and related parts, primarily to the consumer marketplace through its digital storefront located at www.rotorriot.com. The total purchase price was $2.0 million. Rotor Riot was sold in February 2024 to Unusual Machines.

B.	In November 2020, we acquired Fat Shark which sells consumer electronics products to the first-person view sector of the drone industry. Fat Shark’s flagship products are headsets with a built-in display that allow a pilot to see a real-time video feed from a camera typically mounted on an aerial platform or drone. The total purchase price was $8.4 million. Fat Shark was sold in February 2024 to Unusual Machines.

C.	In May 2021, we acquired Skypersonic, a provider of drone products and software solutions that enable drone inspection flights that can be executed by pilots anywhere in the world. Skypersonic powers drones to “Fly Anywhere” and “Inspect the Impossible”. Its patented software and hardware solutions allow for inspection services in restricted spaces where GPS is denied or unavailable. The total purchase price was $2.8 million. Skypersonic’s technology has been redirected to military applications and its operations consolidated into Teal.

D.	In August 2021, we acquired Teal, a leader in providing sophisticated and complex unmanned aerial vehicle technology, primarily drones, to government and commercial enterprises, most notably, the military. Teal manufactures drones approved by the U.S. Department of Defense for reconnaissance, public safety, and inspection applications. The total purchase price was $10.0 million.

E.	In September 2024, we acquired FlightWave Aerospace Systems Corporation, an industry-leading provider of VTOL drone, sensor and software solutions, under an Asset Purchase Agreement. As part of the acquisition, we created a new subsidiary, FW Acquisition Inc. for ongoing operations. The total purchase price was $14.0 million.

Discussion and Analysis of the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenues

Consolidated revenues totaled $1,629,662 during the three months ended March 31, 2025 (or the “2025 period”) compared to $6,614,029 during the three months ended March 31, 2024 (or the “2024 period”) representing a decrease of $4,984,367, or 75%. The decrease related to lower product revenue as the Company has begun shifting manufacturing focus from the Teal 2 to the Black Widow.

Gross Profit

Consolidated gross loss totaled $850,410 during the 2025 period compared to a gross profit of $1,121,204 during the 2024 period representing a decrease of $1,971,614, or 176%. On a percentage basis, gross loss was 52% during the 2025 period compared to a gross profit of 17% during the 2024 period. The gross loss in the 2025 period was due to lower-than-planned manufacturing levels due to the transition to the Black Widow which resulted in higher relative overhead costs compared to the 2024 period. Our manufacturing facility is presently producing drones at a lower level than it is designed for, and these lower production levels, combined with higher overhead costs, continue to result in lower than targeted gross margins.

Operating Expenses

Research and development expenses totaled $3,432,593 during the 2025 period compared to $2,669,502 during the 2024 period, representing an increase of $763,091, or 29%. The increase was primarily due to a higher headcount, including the addition of employees from the FlightWave acquisition.

Sales and marketing costs totaled $3,314,748 during the 2025 period compared to $1,410,506 during the 2024 period, representing an increase of $1,904,242 or 135%. The increase was driven by higher payroll expenses due to an increased headcount and an increase in tradeshow attendance in efforts to spread awareness of new products and the Red Cat Futures Initiative.

General and administrative expenses totaled $4,880,448 during the 2025 period compared to $3,084,495 during the 2024 period, representing an increase of $1,795,953 or 58%. The increase was mainly due to a higher headcount, including the addition of employees from the FlightWave acquisition. In anticipation of winning the production contract under the Army’s Short Range Reconnaissance program of record, the Company increased investment in personnel necessary to fulfill the contract as well as anticipated demands for future products.

During the 2025 period, we incurred stock-based compensation costs of $1,598,972 compared to $805,634 in the 2024 period, resulting in an increase of $793,338 or 98%.

Other Income

Other expense totaled $10,645,152 during the 2025 period compared to other income of $635,676 during the 2024 period, representing an increase of $11,280,828 or more than 17 times. This increase is primarily related to a loss of $10,699,677 recognized in the 2025 period on the February 2025 Note to Lind, based on its fair value.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $23,123,351 for the 2025 period compared to $5,407,623 for the 2024 period, resulting in an increase of $17,715,728 or 328%.

Cash Flows

Operating Activities

Net cash used in operating activities was $15,907,737 during the 2025 period compared to net cash used in operating activities of $4,375,260 during the 2024 period, representing an increase of $11,532,477 or 264%. The increased use of cash primarily related to lower gross profit and higher cash based operating expenses compared to the 2024 period. Net cash used in operations, net of non-cash expenses, totaled $12,886,204 during the 2025 period, compared to $1,129,679 during the 2024 period, resulting in an increase of $11,756,525, or more than 10 times. Net cash used related to changes in operating assets and liabilities totaled $5,670,590 during the 2025 period, compared to $97,316 during the 2024 period, representing an increase of $5,573,274. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash used by investing activities was $273,103 during the 2025 period compared to net cash provided by investing activities of $924,009 during the 2024 period, resulting in a decrease of $1,197,112 or 130%. During the 2025 period, proceeds from the divestiture of the consumer segment was $0 compared to $1,000,000 during the 2024 period.

Financing Activities

Net cash provided by financing activities totaled $14,748,953 during the 2025 period compared to net cash used in financing activities of $147,147 during the 2024 period. The increase related to the proceeds from the issuance of convertible notes payable during the 2025 period.

Liquidity and Capital Resources

At March 31, 2025, we reported current assets totaling $29,412,488, current liabilities totaling $28,906,372 and net working capital of $506,116. Cash totaled $7,722,410 at March 31, 2025. Inventory related balances, including pre-paid inventory, totaled $17,107,860.

Going Concern

We have never been profitable and have incurred net losses related to acquisitions, as well as costs incurred to pursue our long-term growth strategy. During the three months ended March 31, 2025, we incurred a net loss of $23,123,351 and used cash in operating activities of $15,907,737. As of March 31, 2025, working capital totaled $506,116. These financial results and our financial position at March 31, 2025 raise substantial doubt about our ability to continue as a going concern. We have recently taken actions to strengthen its liquidity through additional financings. Additionally, in November 2024, we were selected as the winner of the U.S. Army’s Short Range Reconnaissance (SRR) Program of Record which we are currently in negotiations regarding the initial purchase. We are currently in the process of scaling our production manufacturing facility in order to increase revenue and improve gross margins in hopes to increase cash flows from operations. As described in Note 12, we closed financings with proceeds of $7,681,000, $5,775,000, $14,432,880 in September 2024, November 2024, and February 2025, respectively. Additionally, our Form S-3 became effective on December 11, 2024 and as described in Note 19, on April 10, 2025, we raised an additional $30 million. Management has concluded that these recent positive developments alleviate any substantial doubt about our ability to continue our operations, and meet our financial obligations, for twelve months from the date these consolidated financial statements are issued.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, specifically pertaining to the disclosed and restated financials noted in our report on internal control over financial reporting below.

Management’s quarterly report on internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2025. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of March 31, 2025, which was identified during the year ended April 30, 2023 and continues through March 31, 2025. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of March 31, 2025. Management is reviewing internal control procedures and will work to implement enhanced procedures to address the identified material weakness.

Changes In Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business, some of which may be material. There were no material changes to the disclosure made in the Company’s Transition Report on Form 10-KT for the year ended December 31, 2024 regarding these matters.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Transition Report on Form 10-KT for the transition period ended December 31, 2024, as filed with the SEC on March 31, 2025 (“Transition Report”). There have been no material changes in our risk factors from those previously disclosed in our Transition Report. You should carefully consider the risks described in our Transition Report which could materially affect our business, financial condition or future results. The risks described in our Transition Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From the inception of our 2024 Equity Incentive Plan through March 31, 2025, we issued an aggregate of 1,720,000 shares of common stock pursuant to compensatory grants of restricted stock units and stock options to employees and consultants, which issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. Such restricted stock units generally vest annually, and such options vest annually.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws adopted effective September 17, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 22, 2022).
10.1	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 12, 2025)
10.2	Form of Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 12, 2025)
10.3	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 12, 2025)
10.4	Security Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 12, 2025)
10.5	First Amendment to Senior Secured Convertible Promissory Note and Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 10, 2025)
10.6*	Employment Letter for Christian Ericson, dated March 5, 2025
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	[Insider Trading Policy]
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED CAT HOLDINGS, INC.
Date: May 14, 2025	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Christian Ericson
Christian Ericson Chief Financial Officer (Principal Financial and Accounting Officer)

