Form 10-Q
period 2025-06-30
Red Cat Holdings, Inc.
filed 2025-08-14
CIK 748268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 99,764,256 shares of the registrant’s common stock outstanding.

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

All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, which include Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), FW Acquisition, Inc. (“FlightWave”), and UAVPatent Corp.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RED CAT HOLDINGS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$65,930,475	$9,154,297
Accounts receivable, net	1,012,475	489,316
Inventory	16,169,713	12,950,941
Prepaid inventory	4,827,223	641,959
Prepaid expenses and other	3,633,747	2,561,744
Total current assets	91,573,633	25,798,257

Goodwill	17,671,065	17,671,065
Intangible assets, net	7,671,091	8,453,068
Property and equipment, net	2,130,921	1,880,709
Other long-term assets	363,054	309,823
Operating lease right-of-use assets	1,958,087	1,491,345
Total long-term assets	29,794,218	29,806,010

TOTAL ASSETS	$121,367,851	$55,604,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,481,166	$2,049,519
Accrued expenses	1,839,670	1,240,115
Debt obligations	350,000	350,000
Contract liabilities and deposits	565,537	227,484
Operating lease liabilities – short term	459,139	311,532
Convertible notes payable	19,434,004	—
Total current liabilities	24,129,516	4,178,650

Operating lease liabilities	1,673,213	1,306,064
Total long-term liabilities	1,673,213	1,306,064

Total liabilities	25,802,729	5,484,714
Commitments and contingencies (Note 18)

Stockholders’ equity
Series B preferred stock - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	47	47
Common stock - shares authorized 500,000,000; issued and outstanding 98,510,343 and 85,215,136	98,510	85,215
Additional paid-in capital	256,613,579	174,778,994
Accumulated deficit	(161,147,014)	(124,744,703)
Total stockholders’ equity	95,565,122	50,119,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,367,851	$55,604,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues	$3,218,577	$6,419,669	$4,848,239	$13,033,698

Cost of goods sold	2,843,523	6,151,865	5,323,595	11,644,690

Gross profit (loss)	375,054	267,804	(475,356)	1,389,008

Operating Expenses
Research and development	3,598,267	289,016	7,030,860	2,958,518
Sales and marketing	3,187,585	2,203,522	6,502,333	3,614,028
General and administrative	6,235,749	2,738,285	11,116,197	5,822,780
Impairment loss	—	412,999	—	412,999
Total operating expenses	13,021,601	5,643,822	24,649,390	12,808,325
Operating loss	(12,646,547)	(5,376,018)	(25,124,746)	(11,419,317)

Other (income) expense
Convertible notes payable fair value adjustment	(3,835,621)	—	6,864,056	—
Loss on extinguishment of convertible notes payable	4,623,335	—	4,623,335	—
Interest (income) expense, net	(155,301)	9,638	(209,826)	22,126
Gain on divestiture of consumer segment	—	—	—	(9,642,428)
Impairment on equity method investment	—	2,295,000	—	11,353,875
Equity method loss	—	734,143	—	1,237,768
Investment income, net	—	(47,576)	—	(124,830)
Other, net	—	(207,204)	—	(698,186)
Other expense	632,413	2,784,001	11,277,565	2,148,325

Net loss from continuing operations	(13,278,960)	(8,160,019)	(36,402,311)	(13,567,642)

Loss from discontinued operations	—	—	—	(1,373,457)
Net loss	$(13,278,960)	(8,160,019)	$(36,402,311)	$(14,941,099)

Loss per share - basic and diluted
Continuing operations	$(0.15)	$(0.11)	$(0.41)	$(0.18)
Discontinued operations	—	—	—	(0.02)
Loss per share - basic and diluted	$(0.15)	$(0.11)	$(0.41)	$(0.20)

Weighted average shares outstanding - basic and diluted	91,295,342	74,247,575	88,400,431	74,226,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Series B				Additional		Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2023	4,676	$47	74,166,262	$74,166	$123,125,007	$(71,434,754)	$4,621	$51,769,087

Stock based compensation	—	—	—	—	805,634	—	—	805,634

Vesting of restricted stock units	—	—	116,247	116	(9,767)	—	—	(9,651)

Net loss	—	—	—	—	—	(6,781,080)	—	(6,781,080)

Balances, March 31, 2024	4,676	$47	74,282,509	$74,282	$123,920,874	$(78,215,834)	$4,621	$45,783,990

Stock based compensation	—	—	—	—	958,406	—	—	958,406

Vesting of restricted stock units	—	—	298,144	298	(163,777)	—	—	(163,479)

Net loss	—	—	—	—	—	(8,160,019)	—	(8,160,019)

Balances, June 30, 2024	4,676	$47	74,580,653	$74,580	$124,715,503	$(86,375,853)	$4,621	$38,418,898

Balances, December 31, 2024	4,676	$47	85,215,136	$85,215	$174,778,994	$(124,744,703)	$—	$50,119,553

Stock based compensation	—	—	—	—	1,598,972	—	—	1,598,972

Exercise of warrants	—	—	49,843	50	(50)	—	—	—

Exercise of stock options	—	—	488,969	489	315,585	—	—	316,074

Retirement of common shares	—	—	(106,330)	(106)	106	—	—	—

Net loss	—	—	—	—	—	(23,123,351)	—	(23,123,351)

Balances, March 31, 2025	4,676	$47	85,647,618	$85,648	$176,693,607	$(147,868,054)	$—	$28,911,248

Stock based compensation	—	—	—	—	2,035,061	—	—	2,035,061

Exercise of warrants	—	—	200,000	200	299,800	—	—	300,000

Exercise of stock options	—	—	907,099	907	992,556	—	—	993,463

Public offerings, net of $4,981,972 of issuance costs	—	—	11,172,688	11,173	71,756,871	—	—	71,768,044

Conversion of convertible notes into common stock	—	—	704,451	704	4,835,562	—	—	4,836,266

Acquisition adjustment	—	—	(121,513)	(122)	122	—	—	—

Net loss	—	—	—	—	—	(13,278,960)	—	(13,278,960)

Balances, June 30, 2025	4,676	$47	98,510,343	$98,510	$256,613,579	$(161,147,014)	$—	$95,565,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(36,402,311)	$(14,941,099)
Net loss from discontinued operations	—	(1,373,457)
Net loss from continuing operations	(36,402,311)	(13,567,642)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation - options	1,958,711	1,561,978
Stock based compensation - restricted stock units	1,675,322	202,062
Amortization of intangible assets	781,977	393,771
Depreciation	329,414	466,720
Payments of taxes related to equity transactions	—	(173,130)
Gain on divestiture of consumer segment	—	(9,642,428)
Impairment on equity method investment	—	11,353,875
Equity method loss	—	1,237,768
Impairment on goodwill and intangible assets	—	412,999
Convertible notes payable fair value adjustment	6,864,056	—
Loss on extinguishment of convertible notes payable	4,623,335	—
Changes in operating assets and liabilities
Accounts receivable	(523,159)	(916,864)
Inventory	(3,218,772)	2,104,581
Prepaid inventory	(4,185,264)	928,874
Prepaid expenses and other	(1,125,234)	(868,119)
Operating lease right-of-use assets and liabilities	48,014	9,083
Contract liabilities and deposits	338,053	5,389
Accounts payable	(568,353)	(324,405)
Accrued expenses	599,555	245,978
Net cash used in operating activities of continuing operations	(28,804,656)	(6,569,510)

Cash Flows from Investing Activities
Proceeds from divestiture of consumer segment	—	1,000,000
Purchases of property and equipment	(579,626)	(87,063)
Net cash (used in) provided by investing activities of continuing operations	(579,626)	912,937

Cash Flows from Financing Activities
Proceeds from issuance of common stock through public offerings, net	71,768,044	—
Proceeds from issuance of convertible notes payable, net of issuance costs	14,432,879	—
Payments of convertible notes payable	(1,650,000)	—
Proceeds from exercise of stock options	1,309,537	—
Proceeds from exercise of warrants	300,000	—
Payments under debt obligations	—	(297,819)
Net cash provided by (used in) financing activities of continuing operations	86,160,460	(297,819)

Discontinued operations
Operating activities	—	(74,556)
Investing activities	—	—
Financing activities	—	(120,413)
Net cash used in discontinued operations	—	(194,969)

Net increase (decrease) in Cash	56,776,178	(6,149,361)
Cash, beginning of period	9,154,297	10,245,064
Cash, end of period	$65,930,475	$4,095,703

Cash paid for interest	$—	$23,339
Cash paid for income taxes	$—	$—

Non-cash transactions
Conversion of convertible notes into common stock	$3,300,000	$—
Equity method investment from divestiture of consumer segment	$—	$17,000,000
Note receivable from divestiture of consumer segment	$—	$4,000,000

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the eight month transition period ended December 31, 2024, included in the Company’s Transition Report on Form 10-KT.

Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave (beginning on September 5, 2024), Skypersonic, as well as Rotor Riot LLC (“Rotor Riot”) and Fat Shark Holdings, Ltd. (“Fat Shark”) through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, were accounted for using the equity method when the Company was able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Customer A	52%	*
Customer B	46%	*
Customer C	*	36%
Customer D	*	17%
Customer E	*	15%

*	Accounts Receivable was less than 10%

During the six months ended June 30, 2025, three customers accounted for equal to or greater than 10% of total revenue, totaling 26%, 16%, and 12%, respectively. During the six months ended June 30, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 25%, 21%, and 13%, respectively. The Company does not believe the loss of one or more of these customers would be significant to operations.

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

The following table summarizes the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Convertible notes payable	$—	$—	$19,434,004	$19,434,004

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

In determining the fair value of the convertible notes payable as of June 30, 2025, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.

An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.

The Company calculated the estimated fair value of the convertible notes payable during the six months ended June 30, 2025 using the following assumptions:

Issuance date	2/10/2025
Maturity date	5/10/2026
Stock price	5.88 - 7.45
Expected volatility factor	124.8 - 128.3%
Risk-free interest rate	4.02 - 4.25%

The following table presents changes in the Level 3 convertible notes payable measured at fair value for the six months ended June 30, 2025:

Balance, January 1, 2025	$—
Additions	14,432,879
Fair value measurement adjustments	6,864,056
Loss on extinguishment	4,623,335
Redemption	(1,650,000)
Conversion into common stock	(4,836,266)
Balance, June 30, 2025	$19,434,004

Warrants

The fair value of the warrants issued during the six months ended June 30, 2025 was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. For the six months ended June 30, 2025, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received.

Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board. This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $230,288 and $227,484 at June 30, 2025 and December 31, 2024, respectively. From time to time, non-recurring engineering contracts may involve the capitalization of engineering prototypes, classified as contract assets. Contract assets totaled $488,149 and $0 at June 30, 2025 and December 31, 2024, respectively, and were included in prepaid expenses and other. Contract liabilities totaled $335,249 and $0 at June 30, 2025 and December 31, 2024, respectively.

The following table presents the Company’s revenue disaggregated by revenue type:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Product related	$2,090,278	$3,208,870	$3,719,940	$9,822,899
Contract related	1,128,299	3,210,799	1,128,299	3,210,799
Total	$3,218,577	$6,419,669	$4,848,239	$13,033,698

Product Warranty - The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was $415,722 and $661,357 as of June 30, 2025 and December 31, 2024, respectively.

Recent Accounting Pronouncements – In November 2024, the FASB issued guidance expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for our fiscal year ending December 31, 2027 and may be applied retrospectively. While the Company is still evaluating the specific impacts and adoption method, the Company anticipates this guidance will have a significant impact on our consolidated financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

	June 30, 2025	December 31, 2024
Series B Preferred Stock, as converted	3,896	3,896
Stock options	5,317,060	5,242,308
Warrants	1,631,433	914,056
Restricted stock	2,009,841	1,544,027
Total	8,962,230	7,704,287

Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 17.

Liquidity and Going Concern – During the past quarter, the Company increased its working capital to $67,444,117 through two capital raises. The Company also obtained a much anticipated Short Range Reconnaissance (“SRR”) contract with the U.S. Army during this period. Because of the increase in working capital and the contract, the Company no longer has substantial doubt of its ability to continue as a going concern.

Note 3 – Business Combination

On September 4, 2024, the Company entered into an Asset Purchase Agreement (“APA”) with FlightWave Aerospace Systems Corporation (the “Seller”) to broaden the Company’s range of drone products. The Seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14,000,000 worth of shares of the Company’s common stock, and as such, the asset purchase will be treated as a business combination. The purchase price was payable as follows:

●	$7 million worth of the Company’s common stock issued on September 30, 2024, totaling 2,544,991 shares, equal to the VWAP on such date.
●	$7 million worth of the Company’s common stock issued on December 31, 2024, totaling 698,317 shares, equal to the VWAP on such date.

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

Supplemental Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information summarizes the results of operations for the Company as though the business combination with Seller had occurred on January 1, 2024. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company.

	Three months ended June 30,2024	Six months ended June 30, 2024
	Consolidated	Consolidated
Revenues	$6,738,131	$13,474,310

Net Loss	(8,808,325)	(16,213,204)

Loss per share – basic and diluted	(0.12)	(0.22)

Note 4 – Divestiture of Consumer Segment

On February 16, 2024, the Company closed the sale of Rotor Riot and Fat Shark to Unusual Machines, Inc (“UMAC”). The sale was conducted pursuant to a Share Purchase Agreement dated November 21, 2022, as amended on April 13, 2023, July 10, 2023, and December 11, 2023 (the “SPA”). The transaction closed concurrently with UMAC’s initial public offering and listing on the NYSE American exchange (“IPO”) under the symbol “UMAC.”

The total consideration received by the Company was valued at $20 million and consisted of i) $1 million in cash, ii) $2 million in a secured promissory note (“Promissory Note”), iii) $17 million in securities of UMAC, and iv) a post-closing adjustment for excess working capital.

Secured Promissory Note

The Promissory Note from UMAC bore interest at a rate of 8% per year, was due 18 months from the date of issue, and required monthly payments of interest due in arrears on the 15th day of each month.

UMAC Securities

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

The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for:

	Six months ended June 30,
	2025	2024
Revenues	$—	$494,737

Cost of goods sold	—	1,407,760

Gross loss	—	(913,023)

Operating Expenses
Research and development	—	13,389
Sales and marketing	—	278,078
General and administrative	—	168,967
Total operating expenses	—	460,434
Operating loss	—	(1,373,457)

Net loss from discontinued operations	$—	$(1,373,457)

Note 5 – Inventories

Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Raw materials	$12,679,864	$8,421,036
Work-in-process	1,232,244	898,635
Finished goods	2,257,605	3,631,270
Total	$16,169,713	$12,950,941

Note 6 – Intangible Assets

Intangible assets relate to acquisitions completed by the Company, including those described in Note 1, and were as follows:

	June 30, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$7,987,001	$(3,259,623)	$4,727,378	$7,987,001	$(2,640,323)	$5,346,678
Backlog	276,000	(115,001)	160,999	276,000	(16,610)	259,390
Customer relationships	900,000	(114,286)	785,714	900,000	(50,000)	850,000
Non-compete agreements	65,000	(65,000)	—	65,000	(65,000)	—
Total finite-lived assets	9,228,001	(3,553,910)	5,674,091	9,228,001	(2,771,933)	6,456,068
Brand name	1,997,000	—	1,997,000	1,997,000	—	1,997,000
Total indefinite-lived assets	1,997,000	—	1,997,000	1,997,000	—	1,997,000
Total intangible assets, net	$11,225,001	$(3,553,910)	$7,671,091	$11,225,001	$(2,771,933)	$8,453,068

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

As of June 30, 2024, the Company had owned approximately a 46% interest in UMAC. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements are prepared in accordance with GAAP. See Note 4 for additional information.

Financial information for UMAC prior to the sale of the Company’s equity interest was derived from UMAC’s Quarterly Report to the U.S. Securities and Exchange Commission on Form 10-Q for the six months ended June 30, 2024 and was as follows:

Current assets	$5,116,963
Long-term assets	20,083,390
Current liabilities	931,200
Long-term liabilities	4,297,332
Revenues	2,030,039
Gross profit	592,607
Net loss	$(2,718,240)

The Company’s investments in UMAC have been impacted by the following:

Initial investment, February 16, 2024	$17,000,000
Equity method loss	(1,237,768)
Impairment	(11,353,875)
Investment balance, June 30, 2024	$4,408,357
Sale of ownership interest	(4,408,357)
Investment balance, July 22, 2024	$—

The computation of both the initial investment as of February 16, 2024 and investment balance as of June 30, 2024, was based on the fair market value of UMAC’s common stock.

Note 8 – Property and Equipment

Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	June 30, 2025	December 31, 2024
Equipment and related	$1,851,817	$1,633,105
Leasehold improvements	1,573,034	1,556,139
Furniture and fixtures	570,484	226,465
Accumulated depreciation	(1,864,414)	(1,535,000)
Net carrying value	$2,130,921	$1,880,709

Depreciation expense totaled $329,414 and $466,720 for the six months ended June 30, 2025 and 2024, respectively.

Note 9 – Other Long-Term Assets

Other long-term assets included:

	June 30, 2025	December 31, 2024
SAFE agreement	$250,000	$250,000
Security deposits	113,054	59,823
Total	$363,054	$309,823

In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE permits the Company to participate in a future equity financing of Firestorm by converting the $250,000 into shares of Preferred Stock of Firestorm. If there is a change in control of Firestorm or a public offering of shares of its stock, then the Company shall have the right to receive cash payments, or shares of stock, whichever has greater value. The Company’s investment in the SAFE agreement has been recorded on the cost method of accounting. The Company evaluates the investment for any indications of impairment in value on a quarterly basis. No factors indicative of impairment were identified during the six months ended June 30, 2025.

Note 10 – Right of Use Assets and Liabilities

As of June 30, 2025, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 5.50 years, including options to extend certain leases for up to six years. Operating lease expense totaled $392,257 and $177,964 for the six months ended June 30, 2025 and 2024, respectively.

Leases on which the Company made rent payments during the reporting period included:

Location	Monthly Rent	Expiration
South Salt Lake, Utah	$24,040	December 2030
Santa Monica, California	$16,697	June 2025
San Juan, Puerto Rico	$6,186	June 2027
Grantsville, Utah	$1,250	December 2026
Carson, California	$22,655	April 2028
South Salt Lake, Utah	$1,642	January 2027

Supplemental information related to operating leases for the six months ended June 30, 2025 was:

Operating cash paid for leased facilities	$344,245
Weighted average remaining lease term (in years)	4.35
Weighted average discount rate	12%

Note 11 – Debt Obligations

A.	Decathlon Capital

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

In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at June 30, 2025 and December 31, 2024 totaled $1,865 and $1,639, respectively.

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

Future annual principal payments at June 30, 2025 were as follows:

Fiscal Year Ended:
2025	$350,000
Thereafter	—
Total	$350,000

Note 12 – Convertible Notes Payable

A.	September 2024 Securities Purchase Agreement

In September 2024, the Company entered into a Securities Purchase Agreement (the “September 2024 SPA”) with Lind Global Asset Management X LLC (“Lind”). Under the September 2024 SPA, the Company received approximately $8,000,000 in funding from Lind in exchange for a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “September 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for five years (the “September 2024 Warrant”). The September 2024 Note was secured by substantially all assets of the Company. As additional consideration to Lind, the Company paid a commitment fee in the amount of $280,000. The September 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date. At the Company’s option, monthly payments could have been increased up to $1,000,000 so long as the Company’s market capitalization was at least $50 million. In addition, if the Repayment Share Price (as defined below) was equal to or greater than $2.00, Lind could have at its option, increased the monthly payment amount up to $1,300,000 for up to two months. The monthly payments due under the September 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the September 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind converted the entire $9,600,000 note payable into 1,476,923 shares of the Company’s common stock at a conversion price of $6.50 per share.

Amendment: In November 2024, the Company entered into a First Amendment (the “November 2024 SPA Amendment”) to the September 2024 SPA with Lind. The November 2024 SPA Amendment amends the terms of the September 2024 SPA with Lind. Upon closing of the November 2024 SPA Amendment, the Company received approximately $6,000,000 in funding from Lind in exchange for issuance of a Senior Secured Convertible Promissory Note in the amount of $7,200,000 (the “November 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of Common Stock at a price of $9.20 per share, exercisable for 5 years (the “November 2024 Warrant”). As additional consideration to Lind, the Company paid a commitment fee in the amount of $210,000. The November 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $400,000 beginning six months from the issuance date. At our option, monthly payments could have been increased up to $750,000 so long as our market capitalization was at least $50 million. In addition, if the Repayment Share Price was equal to or greater than $2.00, Lind could have at its option, increased the monthly payment amount up to $975,000 for up to two months. The monthly payments due under the November 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the November 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind converted the entire $7,200,000 note payable into 782,607 shares of the Company’s common stock at a conversion price of $9.20 per share.

B.	February 2025 Securities Purchase Agreement

In February 2025, the Company entered into another Securities Purchase Agreement (the “February 2025 SPA”) with Lind. Under the February 2025 SPA, the Company received approximately $15,000,000 in funding from Lind in exchange for a Senior Convertible Promissory Note in the amount of $16,500,000 (the “February 2025 Note”) and a Common Stock Purchase Warrant for the purchase of 1,000,000 shares of our common stock at a price of $15.00 per share, exercisable for five years (the “February 2025 Warrant”). The February 2025 Note is secured by substantially all assets of the Company. As additional consideration to Lind, the Company paid a commitment fee in the amount of $525,000.

Terms: The February 2025 Note’s terms include, (i) the balance of the February 2025 Note was due and payable on February 10, 2026; (ii) the amount due under the February 2025 Note was convertible by Lind from time to time at a price equal to the lower of “Conversion Price” of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for the Company’s common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price; (iii) conversions under the February 2025 Note are limited to a maximum of $1,650,000 in any calendar month, subject to increase upon our optional written consent; and (iv) upon receipt of a conversion notice under the February 2025 Note, the Company could, if the applicable Repayment Share Price is below the Conversion Price, elect to pay the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock. In the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the conversion price of the February 2025 Note as amended, the conversion price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock. Additionally, in the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the exercise price of the February 2025 Warrant as amended, the exercise price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock.

Amendment 1: In April 2025, the Company entered into a First Amendment (the “April 9, 2025 Amendment”) to the terms of the February 2025 Note and February 2025 Warrant. The February 2025 Note and the February 2025 SPA contained certain covenants, including: (i) in the event of new issuances of the Company’s common stock at a price less than the Conversion Price then in effect, the Conversion Price will be adjusted to the price paid for the newly issued shares of common stock (the “Price Reset Provision”); (ii) in the event the Company issues new securities in exchange for gross proceeds of greater than $15 million, the Company is required to pay the lower of 20% of the proceeds of such offering, or 20% of the balance of the February 2025 Note, toward repayment of the February 2025 Note (the “Offering Proceeds Provision”); and (iii) in the event the Company undertakes a new offering of securities, Lind has the right to purchase up to 20% of the securities issued in the new offering (the “Participation Rights”). The Warrant contained provisions that would adjust the exercise price of the Warrant in certain circumstances, including if the Company issued new securities at a price less than the then-current exercise price.

Under the April 9, 2025 Amendment, and in exchange for a waiver of Price Reset Provision and certain other covenants in connection with the proposed April Registered Direct Offering, the terms of the February 2025 Note, Warrant and the SPA were amended. The balance of the February 2025 Note was increased to $18,150,000. The Conversion Price of the February 2025 Note was lowered to $9.52 per share. The exercise price for the Warrant was lowered to $7.62 per share. The maturity date of the February 2025 Note was extended to May 10, 2026. The Price Reset Provision, the Offering Proceeds Provision, and the Participation Rights were waived for a limited time, until April 17, 2025. The Company accounted for this amendment as an extinguishment of debt and recorded a loss of $4,623,335 during the three months ended June, 30 2025.

Amendment 2: In April 2025, the Company entered into a (i) Second Amendment to the February 2025 Note and February 2025 Warrant; (ii) First Amendment to the November 2024 Warrant and (iii) First Amendment to the February 2025 SPA (collectively, the “Agreement”). Under the terms of the Agreement, the Company and Lind amended each of the February 2025 Note, the February 2025 Warrant and the November 2024 Warrant to include a cap on the amount of shares issuable upon conversion and/or exercise of each aforementioned security such that the shares issuable under each of them shall not exceed the maximum number of shares of the Company’s common stock which may be issued by the Company in the absence of shareholder approval as provided by Nasdaq Rule 5635(d). In addition, Section 5.13 of the February 2025 SPA was amended to extend the deadline for to obtain Stockholder Approval (as defined in the February 2025 SPA) to June 30, 2025. In addition, certain stockholders of the Company entered into support agreements under which they agreed to vote in favor of the matter presented to the Company’s stockholders for the Stockholder Approval.

Drawdowns:

●	On April 15, 2025, the Company redeemed $1,650,000 of the February 2025 Note for a cash payment of $1,691,250.

●	On May 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 372,460 shares of the Company’s common stock at a conversion price of $4.43 per share.

●	On June 2, 2025, Lind converted $1,650,000 of the February 2025 Note into 331,991 shares of the Company’s common stock at a conversion price of $4.97 per share.

Amendment 3: On June 17, 2025, the Company entered into a Third Amendment to Senior Secured Convertible Promissory Note and Warrant Issued February 10, 2025 with Lind and Second Amendment to Warrant Issued November 26, 2024 between the Company and Lind (collectively, the “June 17, 2025 Amendment”). Under the terms of the June 17, 2025 Amendment, and in exchange for Lind waiving its right to purchase up to twenty percent of the securities issued in an equity financing, the Company and Lind amended the February 2025 Note, November 2024 Warrant, and the February 2025 Warrant to (1) exempt any adjustments from the offering contemplated at that time to the conversion price of the February 2025 Note and exercise price of the November 2024 Warrant and February 2025 Warrant; (2) remove the Company’s election to pay, in certain circumstances, up to fifty percent of the conversion amount under the February 2025 Note in cash; and (3) remove the Company’s right to prepay the February 2025 Note.

The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant liability due to the fair market value of the convertible note payable being in excess of the proceeds received. See Note 2 for further information. The Company’s convertible notes payable balance at June 30, 2025 was $19,434,004.

Note 13 – Common Stock

Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since December 31, 2024 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of December 31, 2024	85,215,136
Exercise of stock options	1,396,068
Exercise of warrants	249,843
Acquisition adjustment	(121,513)
Issuance of common stock through public offerings	11,172,688
Conversion of convertible notes into common stock	704,451
Retirement of common shares	(106,330)
Shares outstanding as of June 30, 2025	98,510,343

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

Public Offerings

In April 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “April Registered Direct Offering”), an aggregate of 4,724,412 shares of the Company’s common stock, par value $0.001 per share, at a price of $6.35 per share. The gross proceeds to the Company from the April Registered Direct Offering were approximately $30 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.

In June 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “June Registered Direct Offering”), an aggregate of 6,448,276 shares of the Company’s common stock, par value $0.001 per share, at a price of $7.25 per share. The gross proceeds to the Company from the June Registered Direct Offering were approximately $46.75 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.

Note 14 – Preferred Stock

Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. 982,000 shares of Series B Stock were converted into 818,334 shares of common stock in June 2023. Shares outstanding at June 30, 2025 totaled 4,676 which are convertible into 3,896 shares of common stock.

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

The following table summarizes the changes in warrants outstanding since December 31, 2024.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	914,056	$4.76	2.40	$7,397,542
Granted	1,000,000	7.62	4.87	—
Exercised	(282,623)	2.65	—	—
Outstanding at June 30, 2025	1,631,433	$6.88	3.82	$1,624,804

Note 16 – Share Based Awards

The 2019 Equity Incentive Plan (the “2019 Plan”) and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”) (collectively, the “Plans”) allow us to incentivize key employees, consultants, and directors with long term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The number of shares issuable in connection with Awards under the 2019 Plan were not to exceed 11,750,000. However, no shares are issuable under the 2019 Plan after the 2024 Plan became effective on October 15, 2024. The number of shares issuable in connection with Awards under the 2024 Plan may not exceed 24,603,000 plus any underlying forfeited 2019 Plan awards.

A.	Options

The range of assumptions used to calculate the fair value of options granted during the six months ended June 30, 2025 was:

Exercise Price	$6.73 – 8.56
Stock price on date of grant	6.73 – 8.46
Risk-free interest rate	3.94 – 4.44%
Dividend yield	—
Expected term (years)	5.87 – 5.97
Volatility	177.58 – 191.15%

A summary of options activity under the Plan since December 31, 2024 was:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5,645,325	$1.54	7.90	$59,779,836
Granted	1,760,850	7.22
Exercised	(1,875,862)	1.29
Forfeited or expired	(213,253)	1.90
Outstanding as of June 30, 2025	5,317,060	3.38	8.26	21,216,913
Exercisable as of June 30, 2025	1,553,548	$1.33	5.54	$9,245,793

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of June 30, 2025, there was $14,303,166 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.62 years.

B.	Restricted Stock

A summary of restricted stock activity under the Plan since December 31, 2024 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,544,027	$3.84
Granted	787,242	6.93
Vested	—	—
Forfeited	(321,428)	0.89
Unvested and outstanding as of June 30, 2025	2,009,841	$5.53

As of June 30, 2025, there was $8,798,089 of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.56 years.

C.	Stock Compensation

Stock compensation expense for the six months ended June 30 by functional operating expense was:

	2025	2024
Research and development	$321,018	$267,459
Sales and marketing	1,731,973	175,478
General and administrative	1,581,042	1,321,105
Total	$3,634,033	$1,764,042

Stock compensation expense pertaining to options totaled $1,958,711 for the six months ended June 30, 2025. Stock compensation expense pertaining to restricted stock totaled $1,675,322 for the six months ended June 30, 2025. Stock compensation expense pertaining to options totaled $1,561,978 for the six months ended June 30, 2024. Stock compensation expense pertaining to restricted stock totaled $202,062 for the three months ended June 30, 2024.

Note 17 - Related-Party Transactions

In February 2024, the Company sold Rotor Riot and Fat Shark to UMAC, as further described in Note 4 and Note 7. UMAC’s Chief Executive Officer is a direct relative of a former member of the Company’s management.

Note 18 – Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of June 30, 2025.

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

Note 19 – Subsequent Events

Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:

On July 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 265,273 shares of the Company’s common stock at a conversion price of $6.22 per share.

On July 17, 2025, Lind exercised 200,000 February 2025 Warrants at a price of $7.62 per share, resulting in proceeds of $1,524,000.

On August 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 262,321 shares of the Company’s common stock at a conversion price of $6.29 per share.

In July 2025, the Company obtained the TD3 LRP contract with the U.S. Army to deliver up to 690 SRR Black Widow systems.

In July 2025, Firestorm raised approximately $47 million through a Series A preferred stock financing. The Company is currently assessing the value of the Firestorm SAFE investment and will record a gain during the three month period ending September 30, 2025.

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

Discussion and Analysis of the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenues

Consolidated revenues totaled $3,218,577 during the three months ended June 30, 2025 (or the “2025 period”) compared to $6,419,669 during the three months ended June 30, 2024 (or the “2024 period”) representing a decrease of $3,201,092, or 50%. The decrease related to lower product revenue as the Company has begun shifting manufacturing focus from the Teal 2 to the Black Widow.

Gross Profit

Consolidated gross profit totaled $375,054 during the 2025 period compared to a gross profit of $267,804 during the 2024 period representing an increase of $107,250, or 40%. On a percentage basis, gross profit was 12% during the 2025 period compared to a gross profit of 4% during the 2024 period. The gross profit increase was primarily due to lower warranty expenses in the 2025 period compared to the 2024 period.

Operating Expenses

Research and development expenses totaled $3,598,267 during the 2025 period compared to $289,016 during the 2024 period, representing an increase of $3,309,251, or more than 11 times. The increase was primarily due to a higher headcount, including the addition of employees from the FlightWave acquisition.

Sales and marketing costs totaled $3,187,585 during the 2025 period compared to $2,203,522 during the 2024 period, representing an increase of $984,063 or 45%. The increase was driven by higher payroll expenses due to an increased headcount.

General and administrative expenses totaled $6,235,749 during the 2025 period compared to $2,738,285 during the 2024 period, representing an increase of $3,497,464 or 128%. The increase was mainly due to a higher headcount, including the addition of employees from the FlightWave acquisition. In anticipation of winning the production contract under the Army’s Short Range Reconnaissance program of record, the Company increased investment in personnel necessary to fulfill the contract as well as anticipated demands for future products.

During the 2025 period, we incurred stock-based compensation costs of $2,035,061 compared to $958,406 in the 2024 period, resulting in an increase of $1,076,655 or 112%.

Other Expense

Other expense totaled $632,413 during the 2025 period compared to $2,784,001 during the 2024 period, representing a decrease of $2,151,588 or 77%. This decrease is primarily related to a loss of $2,295,000 recognized in the 2024 period on the impairment of the investment in Unusual Machines, Inc.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $13,278,960 for the 2025 period compared to $8,160,019 for the 2024 period, resulting in an increase of $5,118,941 or 63%.

Discussion and Analysis of the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenues

Consolidated revenues totaled $4,848,239 during the six months ended June 30, 2025 (or the “2025 period”) compared to $13,033,698 during the six months ended June 30, 2024 (or the “2024 period”) representing a decrease of $8,185,459, or 63%. The decrease related to lower product revenue as the Company has begun shifting manufacturing focus from the Teal 2 to the Black Widow.

Gross Profit

Consolidated gross loss totaled $475,356 during the 2025 period compared to a gross profit of $1,389,008 during the 2024 period representing a decrease of $1,864,364, or 134%. On a percentage basis, gross loss was 10% during the 2025 period compared to a gross profit of 11% during the 2024 period. The gross loss in the 2025 period was due to inventory write-offs occurring as we transition sales and production from the Teal 2 to the Black Widow.

Operating Expenses

Research and development expenses totaled $7,030,860 during the 2025 period compared to $2,958,518 during the 2024 period, representing an increase of $4,072,342, or 138%. The increase was primarily due to a higher headcount, including the addition of employees from the FlightWave acquisition.

Sales and marketing costs totaled $6,502,333 during the 2025 period compared to $3,614,028 during the 2024 period, representing an increase of $2,888,305 or 80%. The increase was driven by higher payroll expenses due to an increased headcount and an increase in tradeshow attendance in efforts to spread awareness of new products and the Red Cat Futures Initiative.

General and administrative expenses totaled $11,116,197 during the 2025 period compared to $5,822,780 during the 2024 period, representing an increase of $5,293,417 or 91%. The increase was mainly due to a higher headcount, including the addition of employees from the FlightWave acquisition. In anticipation of winning the production contract under the Army’s Short Range Reconnaissance program of record, the Company increased investment in personnel necessary to fulfill the contract as well as anticipated demands for future products.

During the 2025 period, we incurred stock-based compensation costs of $3,634,033 compared to $1,764,042 in the 2024 period, resulting in an increase of $1,869,991 or 106%.

Other Expense

Other expense totaled $11,277,565 during the 2025 period compared to $2,148,325 during the 2024 period, representing an increase of $9,129,240 or more than 4 times. This increase is primarily related to a fair value adjustment loss of $6,864,056 recognized in the 2025 period on the February 2025 Note to Lind, based on its fair value and loss on extinguishment of convertible notes payable of $4,623,335.

Net Loss from Continuing Operations

Net loss from continuing operations totaled $36,402,311 for the 2025 period compared to $13,567,642 for the 2024 period, resulting in an increase of $22,834,669 or 168%.

Cash Flows

Operating Activities

Net cash used in operating activities was $28,804,656 during the six months ended June 30, 2025 (or the “2025 period”) compared to net cash used in operating activities of $6,569,510 during the six months ended June 30, 2024 (or the “2024 period”), representing an increase of $22,235,146 or 338%. The increased use of cash primarily related to lower gross profit and higher cash based operating expenses compared to the 2024 period. Net cash used in operations, net of non-cash expenses, totaled $16,232,815 during the 2025 period, compared to $5,813,615 during the 2024 period, resulting in an increase of $10,419,200, or 179%. Net cash used related to changes in operating assets and liabilities totaled $8,635,160 during the 2025 period, compared to net cash provided of $1,184,517 during the 2024 period, representing a decrease of $9,819,677. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities

Net cash used by investing activities was $579,626 during the 2025 period compared to net cash provided by investing activities of $912,937 during the 2024 period, resulting in a decrease of $1,492,563 or 163%. During the 2025 period, proceeds from the divestiture of the consumer segment was $0 compared to $1,000,000 during the 2024 period.

Financing Activities

Net cash provided by financing activities totaled $86,160,460 during the 2025 period compared to net cash used in financing activities of $297,819 during the 2024 period. The increase relates to the proceeds from the issuance of common stock and convertible notes payable during the 2025 period.

Liquidity and Capital Resources

At June 30, 2025, we reported current assets totaling $91,573,633, current liabilities totaling $24,129,516 and net working capital of $67,444,117. Cash totaled $65,930,475 at June 30, 2025. Inventory related balances, including pre-paid inventory, totaled $20,996,936.

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

Recently Issued Accounting Pronouncements

We have implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations, except as follows:

In November 2024, the FASB issued guidance expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for our fiscal year ending December 31, 2027 and may be applied retrospectively. While the Company is still evaluating the specific impacts and adoption method, the Company anticipates this guidance will have a significant impact on our consolidated financial statement disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, specifically pertaining to the disclosed and restated financials noted in our report on internal control over financial reporting below.

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

Management assessed our internal control over financial reporting as of June 30, 2025. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of June 30, 2025, which was identified during the year ended April 30, 2023 and continues through June 30, 2025. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of June 30, 2025. Management is reviewing internal control procedures and will work to implement enhanced procedures to address the identified material weakness.

Changes In Controls Over Financial Reporting

We are in the process of implementing controls to identify, assess and review the accounting and reporting of non-recurring and complex transactions. As the implementation of these controls occurs, certain changes will be made to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. Except for the changes in connection with this implementation of controls around non-recurring and complex transactions, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Transition Report on Form 10-KT for the transition period ended December 31, 2024, as filed with the SEC on March 31, 2025 (“Transition Report”). Except for those risks disclosed below, there have been no material changes in our risk factors from those previously disclosed in our Transition Report. You should carefully consider the risks described in our Transition Report which could materially affect our business, financial condition or future results. The risks described in our Transition Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our obligations to certain of our creditors are secured by security interests in our assets, so if we default on those obligations, our creditors could foreclose on some or all of our assets.

Our obligations to Lind under the Senior Secured Convertible Promissory Notes are secured by security interests in our assets. As of the date of this quarterly report, approximately $9.9 million was owed to Lind. Each of our subsidiaries has guaranteed such our obligations to Lind as well. If we default on our obligations to Lind such Senior Secured Convertible Promissory Note, Lind could foreclose on their security interests (including their interest in our subsidiaries) and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek bankruptcy protection.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations,

We are currently listed on The Nasdaq Capital Market. If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our shareholders to sell their securities.

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

Our stock price may be negatively affected by fluctuations in our financial results.

The market price of our common stock may be subject to fluctuations due not only to general economic and stock market conditions but also to a change in sentiment in the market regarding our operations, business prospects, liquidity or this offering. Our operating results, revenues and expenses may also fluctuate for many other reasons, many of which are outside of our control, such as: competition; our ability to control expenses; loss of revenues; changes or consolidation in the industries in which we operate; our investments in geographic expansion and to increase our presence in existing markets; interest rate fluctuations; successful execution of our strategic growth plans; managerial execution; employee retention; growing risks associated with international operations; foreign currency and exchange rate fluctuations; inflation; litigation; acquisitions of other companies or assets; or our investments in other corporate resources. In addition, changes in accounting policies or practices may affect our level of net income. Fluctuations in our financial results, revenues and expenses may cause the market price of our common stock to decline.

If securities or industry press or analysts cease covering our common stock, publish negative research or reports about our business, or if they change their recommendations regarding our common stock adversely, the share price and trading volume of our common stock could decline.

The trading market for shares of our common stock may be influenced by the articles, research and reports that industry or securities analysts and press publish about us or our business. If one or more of the analysts who cover us downgrade our common stock, or if industry press publishes negative articles about our Company, the share price of our common stock would likely decline. If one or more of these analysts ceased coverage of our Company or failed to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

Our financial success is dependent on contracts awarded through a lengthy, uncertain and competitive process

Certain federal government, as well as commercial contracts, are awarded through a lengthy, uncertain and competitive process that could be a year or more from the initial solicitation to final contract award. We expect that certain business we seek in the foreseeable future will be awarded through lengthy and competitive procedures. Competitive contractual processes impose substantial upfront costs and present a number of risks and uncertainties, including:

●	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;
●	potential requirements to prove a performance guarantee as part of a bid submission;
●	the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures;
●	that any such process requires resubmission of offers, or termination, reduction, or modification of the awarded contract; and
●	failure to obtain certain such contracts or awards upon which our business is dependent.

The risks we face in the process to secure contracts may be substantial and, to the extent we participate in such processes and are unable to win particular contracts, there may be a negative effect on our operating results and substantial impact on our realized revenues.

We identified a material weaknesses in internal control over financial reporting, and may in the future identify additional material weaknesses. Until we remediate the identified material weakness or if we identify additional material weaknesses, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

In connection with the Company’s evaluation of internal control over financial reporting, we identified instances in which we were unable to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual by which management could monitor potential errors or technical accounting requirements. While this material weakness did not result in a material misstatement to the consolidated financial statements presented in our Transition Report on Form 10-KT filed on March 31, 2025, our Quarterly Report on Form 10-Q filed on May 14, 2025, nor in any restatements of consolidated financial statements previously reported by us, it could in the future result in misstatements or restatements of our financial statements.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including training, designing and implementing new control activities, and enhancing existing control activities.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation. At this time, we cannot provide an estimate of costs expected to be incurred or precise timing in connection with implementing this remediation plan; however, these remediation measures will be time consuming, will result in the Company incurring additional costs, and will place additional demands on our financial and operational resources.

If we are unable to successfully remediate existing or any future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in our financial reporting, and/or we could become subject to litigation or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities.

Our Reliance on U.S. Government Contracts Exposes Us to Significant Risks

Revenues derived from the U.S. Government represent a significant percentage of our potential revenues. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenue potential. U.S. Government business exposes us to various risks, including:

●	changes in governmental procurement legislation and regulations and other policies, which may reflect military and political developments;
●	unexpected contract or project terminations or suspensions, and unpredictable order placements, reductions or cancellations;
●	reductions or delays in government funds available for our projects due to policy changes, budget cuts or delays, changes in available funding, reductions in defense expenditures and contract adjustments;
●	the ability of competitors to protest contractual awards;
●	penalties arising from post-award contract audits;
●	the reduction in the value of our contracts as a result of the routine audit and investigation of our costs by U.S. Government agencies;
●	higher-than-expected final costs, particularly relating to software and hardware development, for work performed under contracts where we commit to specified deliveries for a fixed price;
●	limited profitability from cost-reimbursement contracts;
●	unpredictable cash collections of unbilled receivables that may be subject to acceptance of deliverables by the customer and contract close-out procedures, including government approval of final indirect rates;
●	competition with programs managed by other government contractors for limited resources and for uncertain levels of funding;
●	significant changes in contract scheduling or program structure, which generally result in delays or reductions in deliveries; and
●	intense competition for available U.S. Government business necessitating increases in time and investment for design and development.

We must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business, including the establishment of compliance procedures. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our contracts or debarment from bidding on contracts.

Substantially all of our U.S. Government backlog scheduled for delivery can be terminated at the convenience of the U.S. Government because our contracts with the U.S. Government typically provide that orders may be terminated with limited or no penalties. If we are unable to address any of the risks described above, or if we were to lose all or a substantial portion of our sales to the U.S. Government, it could materially harm our business and impair the value of our common stock.

The funding of U.S. Government programs is subject to congressional appropriations. Congress generally appropriates funds on a fiscal year basis even though a program may extend over several fiscal years. Consequently, programs are often only partially funded initially and additional funds are committed only as Congress makes further appropriations. In the event that appropriations for one of our programs become unavailable, or are reduced or delayed, our contract or subcontract under such program may be terminated or adjusted by the government, which could have a negative impact on our future sales and results of operations. Budget cuts to defense spending can exacerbate these problems. From time to time, when a formal appropriation bill has not been signed into law before the end of the U.S. Government’s fiscal year, Congress may pass a continuing resolution that authorizes agencies of the U.S. Government to continue to operate, generally at the same funding levels from the prior year, but does not authorize new spending initiatives, during a certain period. During such period (or until the regular appropriation bills are passed), delays can occur in procurement of products and services due to lack of funding, and such delays can affect our results of operations during the period of delay.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed on May 20, 2025)
10.1	First Amendment to Senior Secured Convertible Promissory Note and Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 10, 2025)
10.2	Second Amendment To Senior Secured Convertible Promissory Note And Warrant Issued February 10, 2025, First Amendment To Warrant Issued November 26, 2024 and First Amendment to Securities Purchase Agreement dated February 10, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on April 11, 2025)
10.3	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 11, 2025)
10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2025)
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2025)
10.6	Third Amendment to Senior Secured Convertible Promissory Note and Warrant Issued February 10, 2025, Second Amendment to Warrant Issued November 26, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 18, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED CAT HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Jeffrey Thompson
Jeffrey Thompson
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Christian Ericson
Christian Ericson
Chief Financial Officer (Principal Financial and Accounting Officer)

