Form 10-Q
period 2025-09-30
Red Cat Holdings, Inc.
filed 2025-11-13
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 11, 2025, there were 119,371,139 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues,” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:
•the market and sales success of our existing and any new products;
•our ability to raise capital when needed and on acceptable terms;
•our ability to make acquisitions and integrate acquired businesses into our company;
•our ability to attract and retain management;
•the intensity of competition;
•changes in the political and regulatory environment and in business and economic conditions in the United States and globally;
•changes in macroeconomic conditions, including inflation, interest rates, and geopolitical conflicts;
•the imposition or increase of tariffs and other trade barriers that could impact the cost of raw materials, components, and finished goods;
•delays or disruptions in our supply chain due to global trade restrictions or political instability;
•fluctuations in customer demand in response to broader economic conditions; and
•government shutdowns, which could adversely impact any existing programs, including the timely payment of prior shipment, as well as receipt of future orders;
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
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, which include Skypersonic, Inc. (“Skypersonic”), Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), FW Acquisition, Inc. (“FlightWave”), Blue Ops, Inc. ("Blue Ops"), and UAVPatent Corp.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RED CAT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$206,425,996	$9,154,297
Accounts receivable, net	6,106,951	489,316
Inventory	22,642,051	12,950,941
Prepaid inventory	7,953,616	641,959
Prepaid expenses and other current assets	5,673,884	2,561,744
Total current assets	248,802,498	25,798,257

Goodwill	17,671,065	17,671,065
Intangible assets, net	7,294,798	8,453,068
Property and equipment, net	2,634,486	1,880,709
Other long-term assets	1,185,813	309,823
Operating lease right-of-use assets	8,435,706	1,491,345
Total long-term assets	37,221,868	29,806,010

TOTAL ASSETS	$286,024,366	$55,604,267

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,974,836	$2,049,519
Accrued expenses	6,192,798	1,240,115
Debt obligations	350,000	350,000
Contract liabilities and deposits	467,914	227,484
Operating lease liabilities – short term	550,020	311,532
Convertible notes payable	13,351,000	—
Total current liabilities	23,886,568	4,178,650

Deferred income taxes	694,562	—
Operating lease liabilities	8,169,367	1,306,064
Total long-term liabilities	8,863,929	1,306,064

Total liabilities	32,750,497	5,484,714
Commitments and contingencies (Note 18)

Stockholders’ equity
Series B preferred stock, $0.001 par value - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	47	47
Common stock, $0.001 par value - shares authorized 500,000,000; issued and outstanding 118,162,270 and 85,215,136	118,162	85,215
Additional paid-in capital	430,319,122	174,778,994
Accumulated deficit	(177,163,462)	(124,744,703)
Total stockholders’ equity	253,273,869	50,119,553
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,024,366	$55,604,267
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues	$9,646,392	$1,292,447	$14,494,631	$14,326,145

Cost of goods sold	9,008,890	1,684,410	14,332,485	13,329,100

Gross profit (loss)	637,502	(391,963)	162,146	997,045

Operating Expenses
Research and development	5,968,131	1,879,486	12,998,991	4,838,004
Sales and marketing	2,984,677	1,968,441	9,487,010	5,582,469
General and administrative	9,215,783	4,108,844	20,331,980	9,931,624
Impairment loss	—	93,050	—	506,049
Total operating expenses	18,168,591	8,049,821	42,817,981	20,858,146
Operating loss	(17,531,089)	(8,441,784)	(42,655,835)	(19,861,101)

Other (income) expense
Convertible notes payable fair value adjustment	1,451,996	—	12,939,387	—
Gain on extinguishment of convertible notes payable	(2,448,328)	—	(2,448,328)	—
Interest (income) expense, net	(771,101)	17,166	(980,927)	39,292
Loss on sale of equity method investment	—	4,008,357	—	4,008,357
Gain on divestiture of consumer segment	—	—	—	(9,642,428)
Impairment on equity method investment	—	—	—	11,353,875
Equity method loss	—	—	—	1,237,768
Other income, net	(441,770)	(33,589)	(441,770)	(856,605)
Total other (income) expense	(2,209,203)	3,991,934	9,068,362	6,140,259
Loss from continuing operations before provision for income taxes	(15,321,886)	(12,433,718)	(51,724,197)	(26,001,360)
Provision for income taxes	694,562	—	694,562	—
Net loss from continuing operations	(16,016,448)	(12,433,718)	(52,418,759)	(26,001,360)

Loss from discontinued operations	—	—	—	(1,373,457)
Net loss	$(16,016,448)	$(12,433,718)	$(52,418,759)	$(27,374,817)

Loss per share - basic and diluted
Continuing operations	$(0.16)	$(0.16)	$(0.57)	$(0.35)
Discontinued operations	—	—	—	(0.02)
Loss per share - basic and diluted	$(0.16)	$(0.16)	$(0.57)	$(0.37)

Weighted average shares outstanding - basic and diluted	99,581,172	75,743,971	92,127,345	74,732,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2023	4,676	$47	74,166,262	$74,166	$123,125,007	$(71,434,754)	$4,621	$51,769,087

Stock based compensation	—	—	—	—	805,634	—	—	805,634

Vesting of restricted stock units	—	—	116,247	116	(9,767)	—	—	(9,651)

Net loss	—	—	—	—	—	(6,781,080)	—	(6,781,080)

Balances, March 31, 2024	4,676	$47	74,282,509	$74,282	$123,920,874	$(78,215,834)	$4,621	$45,783,990

Stock based compensation	—	—	—	—	958,406	—	—	958,406

Vesting of restricted stock units	—	—	298,144	298	(163,777)	—	—	(163,479)

Net loss	—	—	—	—	—	(8,160,019)	—	(8,160,019)

Balances, June 30, 2024	4,676	$47	74,580,653	$74,580	$124,715,503	$(86,375,853)	$4,621	$38,418,898

Stock based compensation	—	—	—	—	1,277,178	—	—	1,277,178

Vesting of restricted stock units	—	—	308,735	309	(412,203)	—	—	(411,894)

Exercise of warrants	—	—	530,578	531	(531)	—	—	—

Exercise of stock options	—	—	26,904	27	4,040	—	—	4,067

Acquisition of FlightWave	—	—	2,544,991	2,545	6,997,455	—	—	7,000,000

Currency translation adjustments	—	—	—	—	—	—	(4,621)	(4,621)

Net loss	—	—	—	—	—	(12,433,718)	—	(12,433,718)

Balances, September 30, 2024	4,676	$47	77,991,861	$77,992	$132,581,442	$(98,809,571)	$—	$33,849,910

Balances, December 31, 2024	4,676	$47	85,215,136	$85,215	$174,778,994	$(124,744,703)	$—	$50,119,553

Stock based compensation	—	—	—	—	1,598,972	—	—	1,598,972

Exercise of warrants	—	—	49,843	50	(50)	—	—	—

Exercise of stock options	—	—	488,969	489	315,585	—	—	316,074

Retirement of common shares	—	—	(106,330)	(106)	106	—	—	—

Net loss	—	—	—	—	—	(23,123,351)	—	(23,123,351)

Balances, March 31, 2025	4,676	$47	85,647,618	$85,648	$176,693,607	$(147,868,054)	$—	$28,911,248

Stock based compensation	—	—	—	—	2,035,061	—	—	2,035,061

Exercise of warrants	—	—	200,000	200	299,800	—	—	300,000

Exercise of stock options	—	—	907,099	907	992,556	—	—	993,463

Public offerings, net of $4,981,972 of issuance costs	—	—	11,172,688	11,173	71,756,871	—	—	71,768,044

Conversion of convertible notes into common stock	—	—	704,451	704	4,835,562	—	—	4,836,266

Acquisition adjustment	—	—	(121,513)	(122)	122	—	—	—

Net loss	—	—	—	—	—	(13,278,960)	—	(13,278,960)

Balances, June 30, 2025	4,676	$47	98,510,343	$98,510	$256,613,579	$(161,147,014)	$—	$95,565,122

Stock based compensation	—	—	—	—	3,621,387	—	—	3,621,387

Vesting of restricted stock units	—	—	30,000	30	(30)	—	—	—

Exercise of warrants	—	—	309,737	310	2,285,690	—	—	2,286,000

Exercise of stock options	—	—	601,282	601	150,073	—	—	150,674

Public offerings, net of $9,918,430 of issuance costs	—	—	17,968,750	17,969	162,562,493	—	—	162,580,462

Conversion of convertible notes into common stock	—	—	742,158	742	5,085,930	—	—	5,086,672

Net loss	—	—	—	—	—	(16,016,448)	—	(16,016,448)

Balances, September 30, 2025	4,676	$47	118,162,270	$118,162	$430,319,122	$(177,163,462)	$—	$253,273,869
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(52,418,759)	$(27,374,817)
Net loss from discontinued operations	—	(1,373,457)
Net loss from continuing operations	(52,418,759)	(26,001,360)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	7,255,420	3,041,217
Amortization of intangible assets	1,158,270	571,099
Depreciation	495,440	640,342
Deferred income taxes	694,562	—
Payments of taxes related to equity transactions	—	(580,955)
Gain on divestiture of consumer segment	—	(9,642,428)
Impairment on equity method investment	—	11,353,875
Equity method loss	—	1,237,768
Impairment on goodwill and intangible assets	—	506,049
Loss on sale of equity method investment and note receivable	—	4,008,357
Convertible notes payable fair value adjustment	12,939,387	—
Gain on extinguishment of convertible notes payable	(2,448,328)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(5,617,635)	167,487
Inventory	(9,691,110)	548,769
Prepaid inventory	(7,311,657)	1,243,974
Prepaid expenses and other current and long-term assets	(3,988,130)	(1,165,521)
Operating lease right-of-use assets and liabilities	157,430	(64,480)
Contract liabilities and deposits	240,430	(19,746)
Accounts payable	925,317	(840,865)
Accrued expenses	4,952,683	303,652
Net cash used in operating activities of continuing operations	(52,656,680)	(14,692,766)

Cash Flows from Investing Activities
Proceeds from divestiture of consumer segment	—	1,000,000
Proceeds from sale of equity method investment and note receivable	—	4,400,000
Purchases of property and equipment	(1,249,217)	(149,686)
Net cash (used in) provided by investing activities of continuing operations	(1,249,217)	5,250,314

Cash Flows from Financing Activities
Proceeds from issuance of common stock through public offerings	249,248,908	—
Payment of costs related to public offerings	(14,900,402)	—
Proceeds from issuance of convertible notes payable	15,000,000	—
Debt issuance costs	(567,121)	—
Payments of convertible notes payable	(1,650,000)	—
Proceeds from exercise of stock options	1,460,211	—
Proceeds from exercise of warrants	2,586,000	—
Payments under debt obligations	—	(588,003)
Net cash provided by (used in) financing activities of continuing operations	251,177,596	(588,003)

Discontinued operations
Operating activities	—	(74,556)
Investing activities	—	—
Financing activities	—	(120,413)
Net cash used in discontinued operations	—	(194,969)

Net increase (decrease) in Cash	197,271,699	(10,225,424)
Cash, beginning of period	9,154,297	10,245,064
Cash, end of period	$206,425,996	$19,640

Cash paid for interest	$—	$29,498
Cash paid for income taxes	$—	$—

Non-cash transactions
Conversion of convertible notes into common stock	$12,371,266	$—
Equity method investment from divestiture of consumer segment	$—	$17,000,000
Fair value of shares issued in acquisition	$—	$7,000,000
Acquisition consideration payable	$—	$7,000,000
Note receivable from divestiture of consumer segment	$—	$4,000,000
Net assets assumed in acquisition	$—	$31,435
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the eight month transition period ended December 31, 2024, included in the Company’s Transition Report on Form 10-KT.
Principles of Consolidation – Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave (beginning on September 5, 2024), Skypersonic, and Blue Ops (beginning on July 1, 2025), as well as Rotor Riot LLC (“Rotor Riot”) and Fat Shark Holdings, Ltd. (“Fat Shark”) through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, were accounted for using the equity method when the Company was able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.
The Consumer segment businesses are characterized as discontinued operations in these financial statements. The operating results and cash flows of discontinued operations are separately stated in those respective financial statements. See Note 4.
Segments – The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources, and assesses the performance of the resources, on a consolidated net income basis. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. The Company's significant segment expenses, which are included in operating loss as well as other expense are included in the Company's condensed consolidated statements of operations. Additionally, further components of the Company's measure of profit or loss, which is net loss, are included throughout the Company's financial statements.
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

Customers that accounted for 10% or greater of accounts receivable, net as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Customer A	62%	*
Customer B	*	36%
Customer C	*	17%
Customer D	*	15%
*Accounts Receivable was less than 10%
During the nine months ended September 30, 2025, two customers accounted for equal to or greater than 10% of total revenue, totaling 45%, and 13%, respectively. During the nine months ended September 30, 2024, four customers accounted for equal to or greater than 10% of total revenue, totaling 22%, 19%, 12%, and 10%, respectively.
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
The Company’s financial instruments mainly consist of cash, accounts receivable, current assets, investment in equity securities, accounts payable, accrued expenses, debt obligations, and convertible notes payable. The recorded carrying amounts of cash, accounts receivable, current assets, accounts payable, accrued expenses, and debt obligations are considered to approximate their estimated fair values due to their short-term nature. Liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consist of convertible notes payable. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The following table summarizes the Company’s financial instruments at fair value based on the fair value hierarchy for each class of instrument as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Convertible notes payable	$—	$—	$13,351,000	$13,351,000
Investment in equity securities	—	—	691,770	691,770
Total	$—	$—	$14,042,770	$14,042,770
Convertible Notes Payable
The Company measures its convertible notes payable at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible notes payable related to updated assumptions and estimates were recognized as a convertible notes payable fair value adjustment within the consolidated statements of operations.
In determining the fair value of the convertible notes payable as of September 30, 2025, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.
An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.
The Company calculated the estimated fair value of the convertible notes payable during the nine months ended September 30, 2025 using the following assumptions:

Issuance date	2/10/2025
Maturity date	5/10/2026
Stock price	5.88 - 10.35
Expected volatility factor	124.8% - 137.2%
Risk-free interest rate	3.70% - 4.25%
The following table presents changes in the Level 3 convertible notes payable measured at fair value for the nine months ended September 30, 2025:

Balance, January 1, 2025	$—
Additions	14,432,879
Fair value measurement adjustments	12,939,387
Redemption	(1,650,000)
Conversion into common stock	(12,371,266)
Balance, September 30, 2025	$13,351,000
Warrants
The fair value of the warrants issued during the nine months ended September 30, 2025 was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. For the nine months ended September 30, 2025, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received.

Investment in Equity Securities
The Company holds an investment in equity securities of a private company without a readily determinable fair value. The Company has elected to measure this investment at fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value are recognized in other (income) loss, net within the consolidated statements of operations.
Revenue Recognition – The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board. This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $467,644 and $227,484 at September 30, 2025 and December 31, 2024, respectively. From time to time, non-recurring engineering contracts may involve the capitalization of engineering prototypes, classified as contract assets. Contract assets totaled $2,484,324 and $0 at September 30, 2025 and December 31, 2024, respectively, and were included in prepaid expenses and other current assets. Contract liabilities totaled $270 and $0 at September 30, 2025 and December 31, 2024, respectively.
The following table presents the Company’s revenue disaggregated by revenue type:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Product related	$8,471,548	$1,292,447	$12,191,488	$11,115,346
Contract related	1,174,844	—	2,303,143	3,210,799
Total	$9,646,392	$1,292,447	$14,494,631	$14,326,145
Product Warranty – The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was $483,052 and $661,357 as of September 30, 2025 and December 31, 2024, respectively.
Income Taxes – Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are recognized to the extent that these assets are more likely than not to be realized.
Recent Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09 requiring enhanced annual disclosures regarding the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03 expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for our fiscal year ending December 31, 2027 and may be applied retrospectively. While the Company is still evaluating the specific impacts and adoption method, the Company anticipates this guidance will have a significant impact on our consolidated financial statement disclosures.
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

	September 30, 2025	December 31, 2024
Series B Preferred Stock, as converted	3,896	3,896
Stock options	4,787,364	5,242,308
Warrants	1,313,833	914,056
Restricted stock	2,030,408	1,544,027
Total	8,135,501	7,704,287
Related Parties – Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 17.
Liquidity and Going Concern – During the past quarter, the Company increased its working capital to $224,915,930 through a shelf offering in September 2025. The capital raise involved a common stock equity offering which raised gross proceeds of $172,498,892 and net proceeds of $162,580,462. This new capital raise is intended to be used for general corporate and working capital purposes, including but not limited to operating expenditures and capital investments related to the Company's new naval unmanned surface vessel division. Because of the significant increase in working capital, the Company no longer has substantial doubt of its ability to continue as a going concern.
Note 3 – Business Combination
On September 4, 2024, the Company entered into an Asset Purchase Agreement (“APA”) with FlightWave Aerospace Systems Corporation (the “Seller”) to broaden the Company’s range of drone products. The Seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14,000,000 worth of shares of the Company’s common stock, and as such, the asset purchase will be treated as a business combination. The purchase price was payable as follows:
•$7 million worth of the Company’s common stock issued on September 30, 2024, totaling 2,544,991 shares, equal to the VWAP on such date.
•$7 million worth of the Company’s common stock issued on December 31, 2024, totaling 698,317 shares, equal to the VWAP on such date.
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

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	Consolidated	Consolidated
Revenues	$1,798,984	$15,273,294

Net Loss	(12,707,287)	(28,920,491)

Loss per share – basic and diluted	(0.17)	(0.39)
Note 4 – Divestiture of Consumer Segment
On February 16, 2024, the Company closed the sale of Rotor Riot and Fat Shark to Unusual Machines, Inc (“UMAC”). The sale was conducted pursuant to a Share Purchase Agreement dated November 21, 2022, as amended on April 13, 2023, July 10, 2023, and December 11, 2023 (the “SPA”). The transaction closed concurrently with UMAC’s initial public offering and listing on the NYSE American exchange (“IPO”) under the symbol “UMAC.” The sale resulted in a gain that was recorded in the consolidated statements of operations.
The total consideration received by the Company was valued at $22 million and consisted of i) $1 million in cash, ii) $4 million in a secured promissory note (“Promissory Note”) including a post-closing adjustment for excess working capital of $2 million, iii) $17 million in securities of UMAC.
Secured Promissory Note
The Promissory Note from UMAC bore interest at a rate of 8% per year, was due 18 months from the date of issue, and required monthly payments of interest due in arrears on the 15th day of each month.
UMAC Securities
The $17 million worth of UMAC common stock was valued at the IPO price for UMAC’s common stock of $4.00 per share, resulting in 4,250,000 shares of UMAC common stock being issued to the Company (representing approximately 49% of UMAC’s issued and outstanding common stock after giving effect to the IPO and to the issuance of common stock to the Company upon closing of the IPO). Refer to Note 7 for further information.
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
The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. Set forth below are the results of operations for the Consumer segment for:

	Nine months ended September 30,
	2025	2024
Revenues	$—	$494,737

Cost of goods sold	—	1,407,760

Gross loss	—	(913,023)

Operating Expenses
Research and development	—	13,389
Sales and marketing	—	278,078
General and administrative	—	168,967
Total operating expenses	—	460,434
Operating loss	—	(1,373,457)

Net loss from discontinued operations	$—	$(1,373,457)

Note 5 – Inventories
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Raw materials	$16,114,230	$8,421,036
Work-in-process	4,003,267	898,635
Finished goods	2,524,554	3,631,270
Total	$22,642,051	$12,950,941
Note 6 – Intangible Assets
Intangible assets relate to acquisitions completed by the Company, including those described in Note 3, and were as follows:

	September 30, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$7,987,001	$(3,569,274)	$4,417,727	$7,987,001	$(2,640,323)	$5,346,678
Backlog	276,000	(149,501)	126,499	276,000	(16,610)	259,390
Customer relationships	900,000	(146,428)	753,572	900,000	(50,000)	850,000
Non-compete agreements	65,000	(65,000)	—	65,000	(65,000)	—
Total finite-lived assets	9,228,001	(3,930,203)	5,297,798	9,228,001	(2,771,933)	6,456,068
Brand name	1,997,000	—	1,997,000	1,997,000	—	1,997,000
Total indefinite-lived assets	1,997,000	—	1,997,000	1,997,000	—	1,997,000
Total intangible assets, net	$11,225,001	$(3,930,203)	$7,294,798	$11,225,001	$(2,771,933)	$8,453,068
Proprietary technology and customer relationships are being amortized over seven years. Non-compete agreements are being amortized over three years. Backlog is being amortized over two years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end.
As of September 30, 2025, expected amortization expense for finite-lived intangible assets for the next five years is as follows:

Fiscal Year Ended:
2025	$376,293
2026	1,459,173
2027	1,130,736
2028	657,857
2029	657,857
Thereafter	1,015,882
Total	$5,297,798

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
Prior to the sale, the Company had owned approximately a 46% interest in UMAC. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements are prepared in accordance with GAAP. See Note 4 for additional information.
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
The computation of both the initial investment as of February 16, 2024 and investment balance prior to the sale were based on the fair market value of UMAC’s common stock.
Note 8 – Property and Equipment
Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows:

	September 30, 2025	December 31, 2024
Equipment and related	$2,228,685	$1,633,105
Leasehold improvements	1,646,525	1,556,139
Furniture and fixtures	669,863	226,465
Accumulated depreciation	(1,910,587)	(1,535,000)
Net carrying value	$2,634,486	$1,880,709
Depreciation expense totaled $495,440 and $640,342 for the nine months ended September 30, 2025 and 2024, respectively.

Note 9 – Other Long-Term Assets
Other long-term assets included:

	September 30, 2025	December 31, 2024
Investment in equity securities	$691,770	$250,000
Security deposits	494,043	59,823
Total	$1,185,813	$309,823
In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $250,000 to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE provided that the Company's investment would convert into shares of Firestorm's Preferred Stock upon the occurrence of a qualified equity financing. In July 2025, Firestorm completed a Series A Preferred Stock financing, and the Company's SAFE investment converted into shares of Firestorm's Series A Preferred Stock. The Company's investment has been recorded at fair value. Changes in the fair value of the investment are recognized in other income on the condensed consolidated statements of operations.
Note 10 – Right of Use Assets and Liabilities
As of September 30, 2025, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 8.83 years, including options to extend certain leases for up to ten years. Operating lease expense totaled $698,756 and $286,428 for the nine months ended September 30, 2025 and 2024, respectively.
During the nine months ended September 30, 2025, the Company entered into two new operating leases, which resulted in right-of-use assets and lease liabilities of $5,276,592. The Company also amended an existing lease to expand its office space, which increased right-of-use assets and lease liabilities by $2,004,011. These transactions represent non-cash additions to right-of-use assets and lease liabilities.
Supplemental information related to operating leases for the nine months ended September 30, 2025 was:

Operating cash paid for leased facilities	$708,929
Weighted average remaining lease term (in years)	6.28
Weighted average discount rate	12%
Future lease payments at September 30, 2025 were as follows:

Fiscal Year Ended:
2025	$293,288
2026	1,564,559
2027	1,508,511
2028	1,306,843
2029	1,236,884
Thereafter	10,967,448
Total	16,877,533
Imputed interest	(8,158,146)
Total liability	$8,719,387

Note 11 – Debt Obligations
A.Decathlon Capital
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
B.Pelion Note
In May 2021, Teal entered into a note agreement totaling $350,000 which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. The balance outstanding at September 30, 2025 and December 31, 2024 was $350,000, respectively. Accrued interest at September 30, 2025 and December 31, 2024 totaled $1,980 and $1,639, respectively.
C.Corporate Equity
Beginning in October 2021, and amended in January 2022, Teal financed a total of $120,000 of leasehold improvements with Corporate Equity, LLC. The loan bore interest at 8.25% annually and required monthly payments of $3,595. The balance was paid off in December 2024.
D.Ascentium Capital
In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24,383 with monthly payments of $656. The balance was paid off in October 2024.
E.Summary
Future annual principal payments at September 30, 2025 are as follows:

Fiscal Year Ended:
2025	$350,000
Thereafter	—
Total	$350,000
Note 12 – Convertible Notes Payable
A.September 2024 Securities Purchase Agreement
In September 2024, the Company entered into a Securities Purchase Agreement (the “September 2024 SPA”) with Lind Global Asset Management X LLC (“Lind X”). Under the September 2024 SPA, the Company received approximately $8,000,000 in funding from Lind X in exchange for a Senior Secured Convertible Promissory Note in the amount of $9,600,000 (the “September 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for five years (the “September 2024 Warrant”). The September 2024 Note was secured by substantially all assets of the Company. As additional consideration to Lind X, the Company paid a commitment fee in the amount of $280,000. The September 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $533,334 beginning six months from the issuance date. At the Company’s option, monthly payments could have been increased up to $1,000,000 so long as the Company’s market capitalization was at least $50 million. In addition, if the Repayment Share Price (as defined below) was equal to or greater than $2.00, Lind X could have at its option, increased the monthly payment amount up to $1,300,000 for up to two months. The monthly payments due under the September 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the September 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind X converted the entire $9,600,000 note payable into 1,476,923 shares of the Company’s common stock at a conversion price of $6.50 per share.
Amendment: In November 2024, the Company entered into a First Amendment (the “November 2024 SPA Amendment”) to the September 2024 SPA with Lind X. The November 2024 SPA Amendment amends the terms of the September 2024 SPA with Lind X. Upon closing of the November 2024 SPA Amendment, the Company received approximately $6,000,000 in funding from Lind X in exchange for issuance of a Senior Secured Convertible Promissory Note in the amount of $7,200,000 (the “November 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of Common Stock at a price of $9.20 per share, exercisable for 5 years (the “November 2024 Warrant”). As additional consideration to Lind X, the Company paid a commitment fee in the amount of $210,000. The November 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $400,000 beginning six months from the issuance date. At our option, monthly payments could have been increased up to $750,000 so long as our market capitalization was at least $50 million. In addition, if the Repayment Share Price was equal to or greater than $2.00, Lind X could have at its option, increased the monthly payment amount up to $975,000 for up to two months. The monthly payments due under the November 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the November 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind X converted the entire $7,200,000 note payable into 782,607 shares of the Company’s common stock at a conversion price of $9.20 per share.
B.February 2025 Securities Purchase Agreement
In February 2025, the Company entered into another Securities Purchase Agreement (the “February 2025 SPA”) with Lind Global Asset Management XI LLC ("Lind XI," and together with Lind X, "Lind"). Under the February 2025 SPA, the Company received approximately $15,000,000 in funding from Lind XI in exchange for a Senior Convertible Promissory Note in the amount of $16,500,000 (the “February 2025 Note”) and a Common Stock Purchase Warrant for the purchase of 1,000,000 shares of our common stock at a price of $15.00 per share, exercisable for five years (the “February 2025 Warrant”). The February 2025 Note is secured by substantially all assets of the Company. As additional consideration to Lind XI, the Company paid a commitment fee in the amount of $525,000.
Terms: The February 2025 Note’s terms include, (i) the balance of the February 2025 Note was due and payable on February 10, 2026; (ii) the amount due under the February 2025 Note was convertible by Lind XI from time to time at a price equal to the lower of “Conversion Price” of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for the Company’s common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price; (iii) conversions under the February 2025 Note are limited to a maximum of $1,650,000 in any calendar month, subject to increase upon our optional written consent; and (iv) upon receipt of a conversion notice under the February 2025 Note, the Company could, if the applicable Repayment Share Price is below the Conversion Price, elect to pay the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock. In the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the conversion price of the February 2025 Note as amended, the conversion price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock. Additionally, in the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the exercise price of the February 2025 Warrant as amended, the exercise price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock.
Amendment 1: In April 2025, the Company entered into a First Amendment (the “April 9, 2025 Amendment”) to the terms of the February 2025 Note and February 2025 Warrant. The February 2025 Note and the February 2025 SPA contained certain covenants, including: (i) in the event of new issuances of the Company’s common stock at a price less than the Conversion Price then in effect, the Conversion Price will be adjusted to the price paid for the newly issued shares of common stock (the “Price Reset Provision”); (ii) in the event the Company issues new securities in exchange for gross proceeds of greater than $15 million, the Company is required to pay the lower of 20% of the proceeds of such offering, or 20% of the balance of the February 2025 Note, toward repayment of the February 2025 Note (the “Offering Proceeds Provision”); and (iii) in the event the Company undertakes a new offering of securities, Lind XI has the right to purchase up to 20% of the securities issued in the new offering (the “Participation Rights”). The Warrant contained provisions that would adjust the exercise price of the Warrant in certain circumstances, including if the Company issued new securities at a price less than the then-current exercise price.
Under the April 9, 2025 Amendment, and in exchange for a waiver of Price Reset Provision and certain other covenants in connection with the proposed April Registered Direct Offering (as defined below), the terms of the February 2025 Note, Warrant and the SPA were amended. The balance of the February 2025 Note was increased to $18,150,000. The Conversion Price of the February 2025 Note was lowered to $9.52 per share. The exercise price for the Warrant was lowered to $7.62 per share. The maturity date of the February 2025 Note was extended to May 10, 2026. Upon receipt of a conversion notice under the February 2025 Note, we could, if the applicable Repayment Share Price was below the Conversion Price, elect to pay up to 50% of the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock. The Price Reset Provision, the Offering Proceeds Provision, and the Participation Rights were waived for a limited time, until April 17, 2025. The Company accounted for this amendment as an extinguishment of debt and recorded a loss of $4,623,335 during the nine months ended September 30, 2025.
Amendment 2: In April 2025, the Company entered into a (i) Second Amendment to the February 2025 Note and February 2025 Warrant; (ii) First Amendment to the November 2024 Warrant and (iii) First Amendment to the February 2025 SPA (collectively, the “Agreement”). Under the terms of the Agreement, the Company and Lind amended each of the February 2025 Note, the February 2025 Warrant and the November 2024 Warrant to include a cap on the amount of shares issuable upon conversion and/or exercise of each aforementioned security such that the shares issuable under each of them shall not exceed the maximum number of shares of the Company’s common stock which may be issued by the Company in the absence of shareholder approval as provided by Nasdaq Rule 5635(d). In addition, Section 5.13 of the February 2025 SPA was amended to extend the deadline to obtain Stockholder Approval (as defined in the February 2025 SPA) to June 30, 2025. In addition, certain stockholders of the Company entered into support agreements under which they agreed to vote in favor of the matter presented to the Company’s stockholders for the Stockholder Approval.
Drawdowns:
•On April 15, 2025, the Company redeemed $1,650,000 of the February 2025 Note for a cash payment of $1,691,250.
•On May 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 372,460 shares of the Company’s common stock at a conversion price of $4.43 per share.
•On June 2, 2025, Lind converted $1,650,000 of the February 2025 Note into 331,991 shares of the Company’s common stock at a conversion price of $4.97 per share.
•On July 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 265,273 shares of the Company’s common stock at a conversion price of $6.22 per share.
•On August 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 262,321 shares of the Company’s common stock at a conversion price of $6.29 per share.
•On September 8, 2025, Lind converted $1,650,000 of the February 2025 Note into 214,564 shares of the Company's common stock at a conversion price of $7.69 per share.
Each of the drawdowns listed above occurred at a variable conversion rate below the Conversion Price. Consequentially, the drawdown represented the exercise of a share settled redemption feature for accounting purposes. The Company applied extinguishment accounting which resulted in a $2,448,328 gain on extinguishment of convertible notes payable for the three and nine months ended September 30, 2025.
Amendment 3: On June 17, 2025, the Company entered into a Third Amendment to Senior Secured Convertible Promissory Note and Warrant Issued February 10, 2025 with Lind XI and Second Amendment to Warrant Issued November 26, 2024 between the Company and Lind X (collectively, the “June 17, 2025 Amendment”). Under the terms of the June 17, 2025 Amendment, and in exchange for Lind waiving its right to purchase up to twenty percent of the securities issued in an equity financing, the Company and Lind amended the February 2025 Note, November 2024 Warrant, and the February 2025 Warrant to (1) exempt any adjustments from the offering contemplated at that time to the conversion price of the February 2025 Note and exercise price of the November 2024 Warrant and February 2025 Warrant; (2) remove the

Company’s election to pay, in certain circumstances, up to fifty percent of the conversion amount under the February 2025 Note in cash; and (3) remove the Company’s right to prepay the February 2025 Note.
The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. See Note 2 for further information. The Company’s convertible notes payable balance at September 30, 2025 was $13,351,000.
Note 13 – Common Stock
Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since December 31, 2024 is as follows:

Description of Shares	Shares Issued
Shares outstanding as of December 31, 2024	85,215,136
Exercise of stock options	1,997,350
Exercise of warrants	559,580
Vesting of restricted stock to employees	30,000
Acquisition adjustment	(121,513)
Issuance of common stock through public offerings	29,141,438
Conversion of convertible notes into common stock	1,446,609
Retirement of common shares	(106,330)
Shares outstanding as of September 30, 2025	118,162,270
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
In September 2025, the Company entered into an underwriting agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “September Registered Direct Offering”), an aggregate of 15,625,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $9.60 per share. The Company also granted the underwriters a thirty day option to purchase up to an additional 2,343,750 shares of common stock at the public offering price, which the underwriters exercised in full at closing. The gross proceeds to the Company from the September Registered Direct Offering were approximately $172.50 million, before deducting the underwriters’ fees and other offering expenses payable by the Company.

Note 14 – Preferred Stock
Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at September 30, 2025 totaled 4,676 which are convertible into 3,896 shares of common stock.
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
The following table summarizes the changes in warrants outstanding since December 31, 2024.

	Number of Shares	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	914,056	$4.76	2.40	$7,397,542
Granted	1,000,000	7.62	4.37	—
Exercised	(600,223)	5.22	—	—
Outstanding at September 30, 2025	1,313,833	$6.02	3.42	$5,691,323
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
A.Options
The range of assumptions used to calculate the fair value of options granted during the nine months ended September 30, 2025 was:

Exercise Price	$6.73 – 9.74
Stock price on date of grant	6.73 – 9.74
Risk-free interest rate	3.86 – 4.44%
Dividend yield	—
Expected term (years)	5.00 – 6.00
Volatility	135.54 – 191.15%

A summary of options activity under the Plan since December 31, 2024 was:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	5,645,325	$1.54	7.90	$59,779,836
Granted	1,930,850	7.50
Exercised	(2,532,848)	1.26
Forfeited or expired	(255,963)	2.16
Outstanding as of September 30, 2025	4,787,364	3.93	8.24	30,745,797
Exercisable as of September 30, 2025	1,117,144	$1.62	5.80	$9,756,919
The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of September 30, 2025, there was $12,374,099 of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.50 years.
B.Restricted Stock
A summary of restricted stock activity under the Plan since December 31, 2024 was:

	Shares	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,544,027	$3.84
Granted	817,242	7.03
Forfeited	(330,861)	1.06
Unvested and outstanding as of September 30, 2025	2,030,408	$5.58
As of September 30, 2025, there was $7,397,640 of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.49 years.
C.Stock Compensation
Stock compensation expense for the nine months ended September 30 by functional operating expense was:

	2025	2024
Research and development	$747,363	$338,752
Sales and marketing	2,036,318	311,164
General and administrative	4,471,739	2,391,303
Total	$7,255,420	$3,041,219
Stock compensation expense pertaining to options totaled $3,926,868 for the nine months ended September 30, 2025. Stock compensation expense pertaining to restricted stock totaled $3,328,552 for the nine months ended September 30, 2025. Stock compensation expense pertaining to options totaled $2,739,388 for the nine months ended September 30, 2024. Stock compensation expense pertaining to restricted stock totaled $301,831 for the three months ended September 30, 2024.

Note 17 - Related-Party Transactions
In February 2024, the Company sold Rotor Riot and Fat Shark to UMAC, as further described in Note 4 and Note 7. UMAC’s Chief Executive Officer is a direct relative of a former member of the Company’s management.
Note 18 – Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of September 30, 2025.
One pending legal matter is an action filed against Teal in a U.S. District Court in Delaware by Autonodyne, LLC. The complaint asserts claims for breach of contract which management denies. We are asserting vigorous defenses to the complaint. A motion for summary judgment was filed by Autonodyne, LLC that will be heard in Delaware Superior Court on December 11 2025. No discovery in this matter has occurred yet.
Note 19 – Subsequent Events
Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:
On October 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 213,178 shares of the Company’s common stock at a conversion price of $7.74 per share.
On October 6, 2025, Lind exercised 100,000 of the November 2024 Warrants at a price of $6.35 per share, resulting in proceeds of $635,000. Also on October 6, 2025, Lind exercised 135,000 of the February 2025 Warrants at a price of $7.62 per share, resulting in proceeds of $1,028,700.
On October 9, 2025, Lind exercised 100,000 of the November 2024 Warrants at a price of $6.35 per share, resulting in proceeds of $635,000.
On October 15, 2025, Lind exercised 126,000 of the November 2024 Warrants at a price of $6.35 per share, resulting in proceeds of $800,100.
On October 22, 2025, the U.S. Army's SRR UAS Tranche 2 (T2) Program's Limited Rate Production (LRIP) contract, signed in July 2025, was expanded and is now valued at approximately $35 million.

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
Discussion and Analysis of the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Revenues
Consolidated revenues totaled $9,646,392 during the three months ended September 30, 2025 (or the “2025 period”) compared to $1,292,447 during the three months ended September 30, 2024 (or the “2024 period”) representing an increase of $8,353,945, or 646%. The increase related to higher product revenue as the Company started delivering drones to the US Army under the SRR program.
Gross Profit
Consolidated gross profit totaled $637,502 during the 2025 period compared to a gross loss of $391,963 during the 2024 period representing an increase of $1,029,465. On a percentage basis, gross profit was 7% during the 2025 period compared to a gross loss of 30% during the 2024 period. The gross profit increase was primarily due to higher revenue and lower warranty expense for the Company's product mix in the 2025 period compared to the 2024 period.
Operating Expenses
Research and development expenses totaled $5,968,131 during the 2025 period compared to $1,879,486 during the 2024 period, representing an increase of $4,088,645 or 218%. The increase was primarily due to an increase in professional fees for continued product development and higher payroll expenses due to higher headcount across all entities.
Sales and marketing costs totaled $2,984,677 during the 2025 period compared to $1,968,441 during the 2024 period, representing an increase of $1,016,236 or 52%. The increase was driven by higher payroll and stock based compensation expenses due to an increased headcount.

General and administrative expenses totaled $9,215,783 during the 2025 period compared to $4,108,844 during the 2024 period, representing an increase of $5,106,939 or 124%. The increase was mainly due to payroll expenses and stock based compensation as a result of a higher headcount.
During the 2025 period, we incurred stock-based compensation costs of $3,621,387 compared to $1,277,177 in the 2024 period, resulting in an increase of $2,344,210 or 184%.
Other Expense
Other income totaled $2,209,203 during the 2025 period compared to other expense of $3,991,934 during the 2024 period, representing a decrease of 6,201,137 or 155%. This decrease is primarily related to a loss of $4,008,357 recognized in the 2024 period on the impairment of the investment in Unusual Machines, Inc. In the 2025 period, a gain of $2,448,328 was recognized on extinguishment of convertible notes payable.
Net Loss from Continuing Operations
Net loss from continuing operations totaled $16,016,448 for the 2025 period compared to $12,433,718 for the 2024 period, resulting in an increase of $3,582,730 or 29%.
Discussion and Analysis of the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Revenues
Consolidated revenues totaled $14,494,631 during the nine months ended September 30, 2025 (or the “2025 period”) compared to $14,326,145 during the nine months ended September 30, 2024 (or the “2024 period”) representing an increase of $168,486, or 1%. The increase related to higher product revenue as the Company started delivering drones to the US Army under the SRR program.
Gross Profit
Consolidated gross profit totaled $162,146 during the 2025 period compared to a gross profit of $997,045 during the 2024 period representing a decrease of $834,899, or 84%. On a percentage basis, gross profit was 1% during the 2025 period compared to a gross profit of 7% during the 2024 period. The gross loss in the 2025 period was due to inventory write-offs occurring as we transition sales and production from the Teal 2 to the Black Widow.
Operating Expenses
Research and development expenses totaled $12,998,991 during the 2025 period compared to $4,838,004 during the 2024 period, representing an increase of $8,160,987, or 169%. The increase was primarily due to an increase in professional fees for continued product development and higher payroll expenses due to higher headcount across all entities.
Sales and marketing costs totaled $9,487,010 during the 2025 period compared to $5,582,469 during the 2024 period, representing an increase of $3,904,541 or 70%. The increase was driven by higher payroll and stock based compensation expenses due to an increased headcount.
General and administrative expenses totaled $20,331,980 during the 2025 period compared to $9,931,624 during the 2024 period, representing an increase of $10,400,356 or 105%. The increase was mainly due to payroll expenses and stock based compensation as a result of a higher headcount across all entities.
During the 2025 period, we incurred stock-based compensation costs of $7,255,420 compared to $3,041,219 in the 2024 period, resulting in an increase of $4,214,201 or 139%.
Other Expense
Other expense totaled $9,068,362 during the 2025 period compared to other expense of $6,140,259 during the 2024 period, representing an increase of $2,928,103 or 48%. This increase is primarily related to a fair value adjustment loss of

$12,939,387 recognized in the 2025 period on the February 2025 Note to Lind, based on its fair value, offset by a gain on extinguishment of convertible notes payable of $2,448,328.
Net Loss from Continuing Operations
Net loss from continuing operations totaled $52,418,759 for the 2025 period compared to $26,001,360 for the 2024 period, resulting in an increase of $26,417,399 or 102%.
Cash Flows
Operating Activities
Net cash used in operating activities was $52,656,680 during the nine months ended September 30, 2025 (or the “2025 period”) compared to net cash used in operating activities of $14,692,766 during the nine months ended September 30, 2024 (or the “2024 period”), representing an increase of $37,963,914 or 258%. The increased use of cash primarily related to lower gross profit and higher cash based operating expenses compared to the 2024 period. Net cash used in operations, net of non-cash expenses, totaled $20,094,751 during the 2025 period, compared to $11,135,324 during the 2024 period, resulting in an increase of $8,959,427, or 80%. Net cash used related to changes in operating assets and liabilities totaled $20,332,672 during the 2025 period, compared to net cash provided of $173,270 during the 2024 period, representing an increase of $20,505,942. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.
Investing Activities
Net cash used by investing activities was $1,249,217 during the 2025 period compared to net cash provided by investing activities of $5,250,314 during the 2024 period, resulting in a decrease of $6,499,531. During the 2025 period, proceeds from the divestiture of the consumer segment was $0 compared to $1,000,000 during the 2024 period and proceeds from the sale of equity method investment was $0 compared to $4,400,000 during the 2024 period.
Financing Activities
Net cash provided by financing activities totaled $251,177,596 during the 2025 period compared to net cash used in financing activities of $588,003 during the 2024 period. The increase relates to the proceeds from the issuance of common stock and convertible notes payable during the 2025 period.
Liquidity and Capital Resources
At September 30, 2025, we reported current assets totaling $248,802,498, current liabilities totaling $23,886,568 and net working capital of $224,915,930. Cash totaled $206,425,996 at September 30, 2025. Inventory related balances, including prepaid inventory, totaled $30,595,667.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective, specifically pertaining to the disclosed and restated financials noted in our report on internal control over financial reporting below. However, the Company continues to address ways to become more effective in managing internal financial reporting controls. This includes increasing headcount to strengthen segregation of duties and implementing better tracking and management protocols.
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
Our internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
Management assessed our internal control over financial reporting as of September 30, 2025. The standard measures adopted by management in making its evaluation are the measures in the Internal-Control Integrated Framework published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Based on management’s assessment using the COSO criteria, our CEO and CFO concluded that our internal control over financial reporting was not effective as of September 30, 2025, which was identified during the year ended April 30, 2023 and continues through September 30, 2025. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, management concluded that we did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process and that we did not have a robust review process by which management could monitor for potential errors or technical accounting requirements, which have resulted in material weaknesses in internal control over financial reporting as of September 30, 2025. Management is reviewing internal control procedures and will work to implement enhanced procedures to address the identified material weakness.
Changes In Controls Over Financial Reporting
We are in the process of implementing controls to identify, assess and review the accounting and reporting of non-recurring and complex transactions. As the implementation of these controls occurs, certain changes will be made to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. Management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. Except for the changes in connection with this implementation of controls around non-recurring and complex transactions, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Transition Report on Form 10-KT for the transition period ended December 31, 2024, as filed with the SEC on March 31, 2025 (“Transition Report”), as supplemented by our Quarterly Reports on Form 10-Q. There have been no material changes in our risk factors from those previously disclosed in our Transition Report. You should carefully consider the risks described in such reports which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 265,273 shares of the Company’s common stock at a conversion price of $6.22 per share.
On August 1, 2025, Lind converted $1,650,000 of the February 2025 Note into 262,321 shares of the Company’s common stock at a conversion price of $6.29 per share.
On September 8, 2025, Lind converted $1,650,000 of the February 2025 Note into 214,564 shares of the Company's common stock at a conversion price of $7.69 per share.
The issuances of the shares to Lind, as described above, were made pursuant to the exemption provided by Rule 506(b) under Regulation D of the Securities Act. Lind is an “accredited investor” as defined in Rule 501(a) under Regulation D, and we did not engage in any general solicitation or advertising in connection with the transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Underwriting Agreement dated September 17, 2025 between Northland Securities, Inc. and Red Cat Holdings, Inc. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on September 19, 2025)

10.2*	Industrial Lease Renewal Agreement (Addendum 2), dated July 7, 2025
10.3*	Sublease Agreement, dated August 1, 2025
10.4*	Lease Agreement, dated August 14, 2025
23.1	Consent of dbbmckennon, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registration Statement on Form S-3 filed on September 15, 2025)
23.2	Consent of Sheppard Mullin Richter & Hampton, LLP (incorporated by reference to Exhibit 23.2 and Exhibit 5.1 to the Registration Statement on Form S-3 filed on September 15, 2025)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED CAT HOLDINGS, INC.

Date: November 13, 2025	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Christian Ericson
Christian Ericson Chief Financial Officer (Principal Financial and Accounting Officer)