Form 10-K
period 2025-12-31
Red Cat Holdings, Inc.
filed 2026-03-19
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-40202
Red Cat Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 S West Temple, Suite 5, South Salt Lake, UT	84115
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 466-9152
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	RCAT	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was 620,715,483.
As of March 17, 2026, there were 121,138,764 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this annual report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the registrant’s fiscal year.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy, and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (i) the market and sales success of our existing and any new products, (ii) our ability to raise capital when needed and on acceptable terms, (iii) our ability to make acquisitions and integrate acquired businesses into our company, (iv) our ability to attract and retain management, (v) the intensity of competition, (vi) changes in the political and regulatory environment and in business and economic conditions in the United States and globally, (vii) geopolitical conflicts throughout the world, including those in Ukraine, Iran and Israel. These risks and others described under the section “Risk Factors” below are not exhaustive.
Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, which include Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), FW Acquisition, Inc. (“FlightWave”), Blue Ops, Inc. (“Blue Ops”), Skypersonic, Inc. (“Skypersonic”), and UAVPatent Corp.

PART I
ITEM 1. BUSINESS
Overview
We are a U.S.-based provider of advanced all-domain drone and robotic solutions for defense, national security, and commercial applications. We develop American-made hardware and software that supports military, government, and public safety operations across air, land, and sea. Our family of systems delivers tactical capabilities in small, unmanned aircraft systems (sUAS) and uncrewed surface vessels (USVs), delivering integrated platforms designed to enhance safety and multi-domain mission effectiveness.
We were originally incorporated under the laws of the State of Colorado in 1984 under the name Oravest International, Inc. In November 2016, we changed our name to TimefireVR, Inc. and re-incorporated in Nevada. In May 2019, the Company completed a share exchange agreement with Propware which resulted in the Propware shareholders acquiring an 83% ownership interest, and management control, of the Company. In connection with the share exchange agreement, we changed our name to Red Cat Holdings, Inc. (“Red Cat” or the “Company” or “we”). Following the share exchange agreement and our name change, we completed a series of acquisitions and financings which have broadened the scope of our activities in the drone industry.
The Drone Industry
The drone industry continues to expand to become a powerful business tool and recreational activity, with growth occurring broadly and across our targeted industries. Unmanned systems have become an increasingly important component of modern military operations. Unmanned aerial systems, as well as unmanned surface vessels, enable military forces to conduct intelligence, surveillance, and reconnaissance, target acquisition, electronic warfare, and strike missions while reducing risk to personnel.

Advances in autonomy, sensors, communications, and artificial intelligence have expanded the operational capabilities of these systems and broadened the range of missions they can support. Compared to traditional manned platforms, many unmanned systems can be deployed more rapidly, operate in high-risk or contested environments, and be procured at significantly lower cost.
Recent conflicts have further demonstrated the operational effectiveness of relatively low-cost unmanned systems in areas including battlefield intelligence, force protection, and precision targeting. As a result, military organizations are increasingly integrating unmanned platforms into tactical units and broader operational planning. Many defense planners view unmanned systems as a force multiplier that can complement or augment conventional platforms across air, land, and maritime domains.
Defense Spending and Modernization Priorities
Demand for unmanned systems is supported by increasing global defense spending and evolving military modernization priorities. Governments worldwide continue to invest in advanced technologies intended to enhance military readiness, improve operational effectiveness, and maintain technological advantages in areas including autonomy, artificial intelligence, and networked systems.
In the United States, the Department of War (“DoW”) has identified autonomous systems, artificial intelligence, and advanced sensing capabilities as key priorities within its broader modernization strategy. Multiple branches of the U.S. military have initiated programs focused on expanding the deployment of tactical unmanned systems, including small drones designed to support frontline units with real-time intelligence and situational awareness.
On November 5, 2024, the U.S. Presidential and Congressional elections occurred, with Donald Trump being elected President of the United States, and the Republican party controlling both the U.S. Senate and the U.S. House of Representatives. On March 14, 2025 the Senate voted to pass the “Full-Year Continuing Appropriations and Extensions Act of 2025” (H.R. 1968) to further extend appropriations and avert a government shutdown through the end of the federal government’s fiscal year 2025 on September 30, 2025. This continuing resolution (“CRA”) largely extended fiscal year 2024 spending levels, including certain limited flexibility to reallocate certain program funds, and, according to the Congressional Budget Office, would allow for $1.6 trillion in discretionary spending in the federal government’s fiscal year 2025, with $893 billion for defense (an approximately $6 billion increase) and $708 billion for non-defense spending (an approximately $13 billion reduction).

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. This reconciliation bill appropriated an additional $156 billion for defense spending and national security priorities and is expected to result in increased investment by the DoW in defense modernization projects and increasing weapons and armaments production capacity. Approximately $113 billion of the $156 billion in OBBBA funding for defense and national security priorities is intended to be added to the final 2026 defense appropriations bill (see below) The appropriated funds will remain available to be obligated until September 30, 2029 and can be expended through 2035.

The federal government’s 2026 fiscal year began on October 1, 2025, without the passage of Appropriation Acts or a CRA, resulting in a U.S. Government shutdown. On November 9, 2025, a stopgap spending measure was enacted, which expired on January 30, 2026.

The U.S. Department of War’s Fiscal Year 2026 budget request totals approximately $961.6 billion, which represents $843.3 billion in base budget (discretionary) and $113.3 billion in reconciliations (mandatory) funding, representing a continuation of the sustained increase in U.S. defense spending and reflecting ongoing investments in advanced technologies including autonomous systems, artificial intelligence, cybersecurity, and counter-unmanned aerial capabilities.
The potential challenges presented by the recent U.S. Government shutdown, Presidential and Congressional changes, proposed new tariffs, the current budgetary and deficit funding environment, the Trump Administration’s stated fiscal policies, Israel, Ukraine, Venezuela and Taiwan funding support, potential heightened levels of inflation, ongoing supply chain disruption, and the challenging appropriations process, among other items, all continue to potentially create significant short and long-term risks to the industry and the Company. Additionally, the Trump Administration has recently executed certain executive orders directly related to significantly changing the current DoW procurement policies and procedures, and the Federal Acquisition Regulations, the potential impact of which such changes, if effected either by executive orders or changes to the relevant law, to the industry, are unknown at this time.
We believe however that our business is well-positioned, including in areas that the Trump Administration, the DoW, the FCC and national security related and other customers currently indicate are priorities for future defense spending. As noted above, we believe that there is a generational recapitalization of weapon systems and the defense industrial base occurring with the U.S. and its allies to address peer and near peer threats, including Russia, China, North Korea and Iran. We believe that our positioning as a proven provider of military grade hardware, products, systems and software to address these threats for and with our customers and partners is recognized in the industry.
Reporting Segments
We operate as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), who is our Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM evaluates our financial information and resources, and assesses the performance of the resources, on a consolidated net income (loss) basis. The CODM does not evaluate profitability below the level of the consolidated company. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Our significant segment expenses are included in the consolidated statements of operations. The significant segment expenses that are reviewed by our CODM on a regular basis to manage performance and allocate resources include cost of goods sold, research and development and sales and marketing.
Our Strategy
Our strategy is to provide products to the war fighter that work. In executing our strategy, Red Cat primarily seeks to utilize proven technology, which we modify, adopt, change, integrate and apply to address market opportunities that we identify jointly with our customers and with our partners. This approach allows us to rapidly develop and field relevant offerings, while reducing technical, schedule and financial risk.
Our Divisions and Products
Teal

Teal designs and manufactures small, tactical unmanned aircraft systems for defense and public safety customers. In July 2025, Teal Drones achieved AS9100 certification from NSF International Strategic Registrations (NSF-ISR), a leading global certification body for aerospace and defense quality systems. The AS9100 standard, developed by the International Aerospace Quality Group (IAQG) and based on ISO 9001, is the globally recognized benchmark for quality management in the aviation, space, and defense sectors. It includes aerospace-specific requirements that strengthen quality control, safety, and traceability. The certification confirms that Teal Drones meets these demanding standards across the full product lifecycle, covering design, manufacturing, and maintenance, ensuring consistent quality, reliability, and performance for customers and partners worldwide. In November 2024, Teal was selected as a winner of the U.S. Army’s Short Range Reconnaissance (SRR) Program of Record. The production selection was made after a test and evaluation process of Teal’s next generation sUAS, completed by the Army Project Management Office for Uncrewed Aircraft Systems, Army Maneuver Battle Lab, Army Test and Evaluation Command, and Army Operational Test Center. Teal products include the Black Widow™, which enables swift adaptation to mission requirements, including SRR with selectable integrated AI software capabilities. The system is purpose-built for defense and security and designed to increase survivability for the war fighter. Teal 2 is another SRR product whose primary application encompasses combat soldiers, police officers, firefighters, wildlife managers, and industrial inspectors rely on the Teal 2 to achieve mission success. Teal 2 is Blue UAS Certified product by the U.S. Department of Defense. FANG™ is a 7" or 10" First Person View (FPV) small UAS designed to put operators directly “in the cockpit” with full manual control. Built as a versatile, lower-cost flying camera system, it enables repetitive training and immersive flight experiences without the expense of higher-end platforms.
FlightWave
FlightWave develops and produces long-endurance, vertical takeoff and landing ("VTOL") fixed-wing unmanned aircraft systems designed for extended-range intelligence, surveillance, and reconnaissance missions. FlightWave produces the Edge 130, which combines its innovative vertical take-off and landing capabilities, seamless transition between hover and forward flight modes, and tool-free payload swapping designed to operate in the most challenging environments.
Blue Ops
In August 2025, we announced the launch of our newest division, Blue Ops, Inc., focused on developing a family of battle-tested USV weapons systems that meet the rapidly evolving demands of the modern battlefield. This new division underscores our strategy to expand our family of systems and evolve into an all-domain defense company. As part of the all-domain and multi-use case (ISR, tactical strike) strategy, we will be integrating various sensors, kinetics, and other capabilities into this new USV weapons system, including the transportation and deployment of its existing aerial UAS systems. Blue Ops' first USV was built and delivered to its Florida showroom in the 4th quarter of 2025.
Industry Partnerships
We view strategic partnerships as a means by which to further the reach of our innovative solutions by accessing new markets, customers, and complementary capabilities. We also consider acquisitions as a method to obtain valuable products, capabilities or technologies that can further enable our growth strategy.
Partnership to Enable FANG™ FPV Drone Deployment from AeroVironment's P550™ UAS
We announced a development roadmap with AeroVironment, Inc. ("AV") (NASDAQ: AVAV) to enable our FANG™ FPV drones to be deployed as a payload from AV’s P550™ all-electric Group 2 eVTOL UAS.
We are actively working with AV to develop a marsupial configuration that enables the P550 to carry and release FANG from its modular CLIK interface. Leveraging the P550’s Modular Open Systems Approach (MOSA) architecture, the concept demonstrates how interoperable unmanned systems can work together to deploy a smaller FPV drone from a long-endurance Group 2 platform to extend reach and tactical flexibility within a single mission framework.
AV’s P550 is an autonomous, all-electric Group 2 eVTOL UAS featuring a 15-pound modular payload capacity, five-hour endurance, and advanced AI-enabled autonomy. Our FANG™ FPV drone, part of its Arachnid Family of Systems, is an NDAA compliant FPV platform built for ISR and tactical applications. When deployed from a P550 in a marsupial configuration, FANG can provide close-in situational awareness beyond visual line of sight, enhance operator decision-making and, in future iterations, support additional payload configurations.
We are collaborating on the engineering, interface, and control requirements needed to enable this payload deployment concept. The teams are conducting design and compatibility work ahead of future demonstrations to showcase how modular systems can expand mission flexibility for U.S. and allied defense forces. This forward-looking collaboration aims to demonstrate interoperability between Group 2 and FPV-class systems, extend FPV operational range through aerial deployment, combine long- and short-range ISR capabilities within one mission, showcase modular, MOSA-aligned pathways for the Army’s evolving sUAS ecosystem.
Successful Flight Testing of Palantir’s VNav Software on Black Widow™ Drone
We successfully completed flight testing of our Black Widow™ drone equipped with Palantir Technologies Inc. (Nasdaq: PLTR) Visual Navigation (VNav) Software. The test demonstrated that the Black Widow™ drone can navigate in GPS-denied conditions using Palantir’s visual-based navigation software. This marked the first known commercial demonstration of visual navigation software on a drone already accepted into a U.S. Army program.
The testing sequence validated full integration of VNav with the Black Widow™ flight controller, including compatibility with GPS-assisted operation, accurate navigation in simulated GPS-denied environments, reliable operation at altitudes as low as one hundred fifty feet AGL and speeds up to sixteen miles per hour, robust performance in twilight and extremely low-light conditions, and a simulated reconnaissance mission with dynamic flight parameters, completed successfully without GPS or human input.
Apium Joins Red Cat Futures Initiative to Advance Swarming Autonomy for Tactical Drones
Apium Swarm Robotics, Inc., a developer of distributed autonomy for unmanned systems, signed a memorandum of agreement with the Company and joined the Red Cat Futures Initiative. The Futures Initiative is a strategic collaboration aimed to fast-track the deployment of autonomous systems across air, land, and sea. Apium's technology was successfully integrated onto the Teal 2 drone enabling the drones to autonomously perform multi-agent missions.
Apium’s system scalability is a result of moving the swarm logic from a centralized ground station to the drone itself. This allows each drone to make independent decisions through cooperation with neighboring vehicles without requiring a constant up-link or ground control. This architecture eliminates single points of failure, allowing the swarm to continue to operate even when vehicles fail or ground station communications are lost. The system has also demonstrated resiliency when degraded by jamming or interference.
Operators can engage any of the variety of behaviors found in Apium's Swarm Library with just a few taps on a touch screen interface. These behaviors range in complexity from orbiting over a target, to fully automated collaborative sorties. Behaviors may be changed or adjusted, at any time, even after the swarm has been launched. Vehicles may join or leave the swarm mid-mission, allowing vehicles to be temporarily reassigned for direct individual control, sensor ops, or kinetic action and later reintegrate with the swarm seamlessly.
Sales and Marketing
Our sales and marketing efforts have been focused on developing relationships with the military agencies of the U.S. Federal Government. While the sales cycle for government agencies can be extensive and take considerable time and effort to establish, they can often become a long-term buyer once initial sales are closed. Our sales and marketing teams have also been active in international markets looking at establishing long term relationships with foreign government and military clients as well.
Suppliers
We are dependent upon the availability of materials and major components and the performance of our suppliers. Historically, we have been successful in obtaining the materials required in our manufacturing processes. We seek to manage materials supply risk through long-term non-binding agreements with certain key suppliers that help stabilize pricing, reduce lead times, enhance planning accuracy and, to some degree, mitigate risk. While we believe that all such raw materials and components are available to meet our needs from various suppliers, certain supply chain constraint trends, such as increased demand for domestic suppliers, could cause delays in production and development programs and negatively impact our operating results.
Competition
We believe the principal competitive factors in the markets for our uncrewed aerial and maritime systems include product performance; mission reliability; survivability; innovative features; acquisition cost; lifetime operating cost, including maintenance and logistics support; ease of deployment and operation; secure communications; rapid integration with existing command-and-control architectures; manufacturing scalability; customer support; and brand reputation. Several companies globally, primarily in the United States and allied nations, compete in these markets to varying degrees. While many competitors possess substantial financial, technical, and marketing resources, we believe our focus on tactical edge systems, rapid innovation cycles, and mission-driven design differentiates our offerings.
The market for small UAS platforms is highly competitive and continues to evolve rapidly in response to changing operational requirements, emerging autonomy capabilities, and government procurement programs emphasizing domestic manufacturing and cybersecurity compliance. We also face competition from international manufacturers offering comparable small tactical UAS platforms, particularly in allied markets.
The market for mid-sized tactical UAS platforms includes competitors with varying degrees of endurance, payload capacity, and vertical launch capability.
The market for tactical and mid-sized USVs is competitive and characterized by increasing demand for autonomous navigation, modular payload integration, maritime domain awareness, and fleet interoperability.
Across all divisions, we compete with established defense contractors, emerging venture-backed technology companies, and international manufacturers. In addition, evolving government procurement policies, regulatory requirements, and export controls may affect the competitive landscape. We believe our focus on secure, mission-ready systems, rapid innovation, and customer-driven development positions us competitively within our target markets.
Government Regulation and Federal Policy
The Federal Aviation Administration
The Federal Aviation Administration (the “FAA”), within the U.S. Department of Transportation, regulates and oversees civil aviation in the United States. Its mission is aviation safety, and reliability of the National Airspace System ("NAS") The FAA uses the term “unmanned aircraft systems” ("UAS") to describe aircraft operated without a flight crew onboard, commonly referred to as drones, UAVs, or remotely operated aircraft.
Over the last decade, the FAA has steadily moved UAS from one-off approvals toward a predictable operating framework. Registration requirements, the Part 107 remote pilot regime, and Remote ID each created the scaffolding for lawful commercial operations at scale. For UAS manufacturers, the value is simple: clearer rules expand the addressable market, reduce friction for customers, and reward platforms built to operate compliantly.
Part 108 (proposed BVLOS rulemaking)
The FAA’s proposed BVLOS rule would establish 14 CFR Part 108, creating a dedicated pathway for routine, scalable operations beyond visual line of sight, instead of relying on waivers and bespoke approvals. The Notice of Proposed Rulemaking ("NPRM") is structured around two authorization tracks, operating permits for defined, lower-risk missions and operating certificates for more complex operations with additional program requirements. It also ties BVLOS scalability to standardized operator obligations, maintenance expectations, and a defined process for UAS airworthiness acceptance. The practical effect is to turn BVLOS into an operational category that can be productized by industry, rather than a regulatory exception that must be litigated flight-by-flight.
For manufacturers, Part 108 is expected to be a direct value driver because it:
•normalizes BVLOS as a repeatable use case across infrastructure, public safety, agriculture, surveying, and logistics, which expands demand for capable systems;

•rewards platforms engineered for design assurance, reliability, and compliance documentation, which becomes a differentiator as operators migrate off waivers; and
•reduces the commercial penalty of regulatory uncertainty, making customer procurement and long-cycle enterprise adoption more realistic.
Additionally, in January 2025, we received FAA authorization to operate UAS in U.S. airspace without broadcasting Remote ID, specifically for aeronautical research in controlled conditions. The approval remains valid through January 31, 2028, barring earlier rescission or extension.
FCC Covered List Action
Separate from FAA operational regulation, the FCC controls whether many wireless-enabled devices can be authorized for import and sale in the United States through its equipment authorization regime. In December 2025, the FCC updated its Covered List to add foreign-produced UAS and foreign-produced UAS critical components on a going-forward basis, based on a national security determination. This is a meaningful market-structure change: it constrains the pipeline of new foreign models entering U.S. commerce through normal authorization channels, while creating a clear incentive for trusted, compliant domestic supply chains.
In early January 2026, the FCC also recognized a defense-driven carve-out for vetted, trusted systems, including UAS and components on the Defense Contract Management Agency's Blue UAS list and certain domestic end products under Buy American standards, through January 1, 2027.
This is expected to benefit UAS manufacturers because:
•it shifts competitive advantage toward trusted platforms with resilient supply chains, rather than lowest-cost imports;
•it rewards manufacturers that can meet government and enterprise security requirements without redesigning the product around last-minute compliance surprises; and
•it reduces customer risk around procurement continuity, supportability, and policy whiplash.
American Security Drone Act
In February 2023, Members of Congress introduced the American Security Drone Act (ASDA) to limit procurement and use of covered foreign UAS, reflecting national security and data risk concerns. ASDA became law as part of the FY24 NDAA and is being implemented through federal acquisition rules that prohibit executive agencies (and, critically, contractors using federal funds) from procuring covered foreign UAS, with an operational prohibition tied to statutory timelines.
For UAS manufacturers, ASDA is expected to drive value because it:
•creates durable demand signals inside federal procurement and federally funded programs;
•accelerates state and local migration away from covered foreign platforms where federal money touches the purchase; and
•turns “trusted” from a marketing adjective into a procurement gate, which benefits manufacturers already aligned to U.S. security expectations.
Environmental Considerations
While the operations of many businesses have some form of negative impact on the environment, drones have a unique ability to provide a positive contribution. Many of these relate to a drone’s ability to reach places in a more efficient manner, and include such activities as:
•Aerial mapping and nature monitoring
•Maintenance of renewable energy sources and infrastructure

•Disaster relief monitoring
•Agriculture sustainability
•Wildlife conservation
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
Employees
As of December 31, 2025, the Company had 244 full-time employees. Our employees are our greatest asset, and the ability to recruit, retain, fairly compensate, and develop our workforce is critical to our success.
We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with local job networks and educational institutions to proactively attract a diverse pool of talent. We also strive to provide a compensation and benefits package that will attract, retain, and motivate employees and reward their performance, including competitive market-based pay and comprehensive benefits. We are committed to providing fair and equitable pay for employees, utilizing both external and internal benchmarking tools to do so. Eligible employees have access to a wide range of benefits including medical, dental, and vision plans; life insurance, disability insurance and identity theft insurance; savings and retirement plans; an employee stock purchase plan; and other resources.
Guided by our values, we are committed to creating a company where everyone is included and respected, and where we support each other in reaching our full potential.
Research and Development
During the year ended December 31, 2025, we incurred research and development costs of $16.7 million, excluding $1.2 million of stock-based compensation. During the eight months ended December 31, 2024, we incurred research and development costs of $6.4 million, excluding $0.2 million of stock-based compensation. During the year ended April 30, 2024, we incurred research and development costs of $5.9 million, excluding $0.4 million of stock-based compensation.
Available Information

Our website is located at www.redcat.red. Information found on our website is not incorporated by reference into this report. We make our filings with the U.S. Securities and Exchange Commission, or SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, available free of charge on or through our website, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A. RISK FACTORS
Risk Factor Summary
Risks Related to our Financial Results and Condition
•We have incurred net losses since inception.
•We may need additional capital to fund our expanding operations until we reach profitability, and if we are not able to obtain sufficient capital, we may be forced to limit or curtail our operations.
•Lack of long-term purchase orders and commitments from customers may lead to a rapid decline in sales.
•Our products require a continuing investment in research and development, and may experience technical problems or delays, which could lead the business to fail.
•The nature of our business involves significant risks and uncertainties that may not be covered by insurance or indemnity.
•Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.
•Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.
•Acquisitions could divert the attention of key personnel, be difficult to integrate, dilute our existing stockholders and adversely impact our financial results.
•Our failure to effectively manage growth could harm our business.
•Our products are subject to lengthy development cycles.
•We expect to incur substantial research and development costs related to identifying and commercializing new products and services which may never result in revenues.
Risks Related to our Operations
•Our operations may be adversely affected if we lose our rights under third-party technology licenses.
•If our customers are not satisfied with our technical support, firmware or software updates, they may choose not to purchase our products which would adversely impact business and operating results.
•Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.
•We must recruit and retain highly trained and experienced employees, especially engineers, in order to succeed in our business.
•Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events which could have an adverse effect on our business operations.
•We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which has in the past and may continue to lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results
•We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.
Risks Related to our Industry
•We operate in an emerging and rapidly growing industry which makes it difficult to evaluate our current business and prospects.
•We face competition from larger companies that have substantially greater resources which challenges our ability to establish market share, grow our business segments, and reach profitability.
•Our business is dependent upon our ability to keep pace with the latest technological changes.

•Cybersecurity risks could adversely affect our business and disrupt our operations.
•U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations.
•Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our revenue.
•A decline in U.S. government budgets, changes in spending priorities, or delays in contract awards could adversely affect our revenues.
•Our work for the U.S. government could expose us to security risks.
•We are subject to extensive government regulation and our failure to comply with these regulations could subject us to penalties that may adversely impact our ability to operate our business.
Risks Related to Our Common Stock
•Our management has voting control of the Company.
•Our failure to maintain effective internal controls over financial reporting could have an adverse impact on the Company.
•Our Board of Directors may authorize and issue shares of new classes of stock that could adversely affect current holders of our common stock.
•Our shares will be subordinate to all of our debts and liabilities which increases the risk that investors could lose their entire investment.
•The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of our common stock owned by you at times or at prices you find attractive.
•Future capital raises may dilute our existing stockholders’ ownership and adversely impact the fair value of their investment.
Risks Related to Regulatory Matters
•The drone industry is subject to various laws and government regulations which could complicate and delay our ability to introduce products, maintain compliance, and avoid violations which could negatively impact our financial condition and results of operations.
•Our business and products are subject to government regulation, and we may incur additional compliance costs or be forced to suspend or cease operations if we fail to comply.
•Our international operations, including the use of foreign contract manufacturers, subjects us to international operational, financial, legal, political and public health risks which could harm our operating results.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act or similar anti-bribery laws in other jurisdictions in which we operate.
•We are subject to governmental export and import controls, and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.
•Changes in trade policy in the United States and other countries may have adverse impacts on our business, results of operations and financial condition.
•We may collect, store, process and use the personal information of our customers which subjects us to governmental regulation related to privacy, information security and data protection. Any cybersecurity breaches or our failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.
Risks Related to Intellectual Property
•Our products could infringe on the intellectual property rights of others.
•Our intellectual property rights and proprietary rights may not adequately protect our products.

Risks Related to our Financial Results and Condition
We have incurred net losses since inception.
We have never been profitable and reported an accumulated deficit of $196.8 million at December 31, 2025. These losses have had an adverse effect on our financial condition, stockholders’ equity and working capital. We will need to generate higher revenues, improve profit margins, and control operating costs in order to attain profitability. We can provide no assurances that we will be able to reach profitability.
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
The products that we sell have in the past and may in the future contain defects in design or manufacture. Defects have also occurred in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.
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
Acquisitions could divert the attention of key personnel, be difficult to integrate, dilute our existing stockholders and adversely impact our financial results.
Since January 2020, we have completed multiple acquisitions which have significantly increased the scope of our operations and our employee headcount. Acquisitions include a wide range of risks, any of which could hurt our business, including the following:
•difficulties in integrating the operations of a newly acquired company including existing products and contracts, differences in corporate culture, operating systems and other integration issues;
•challenges supporting and transitioning the customers of acquired companies and the loss of any acquired customers will adversely impact our revenues and operating results;
•assumption of known and unknown operating problems and our potential inability to address them in a timely and efficient manner;

•risks of entering new geographic markets where we have no prior experience and are required to gain an understanding of the legal, regulatory, labor and business laws of these new markets;
•complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable; and
•difficulties or delays in transitioning U.S. Government contracts pursuant to federal acquisition regulations.
Acquired businesses may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition, including cyber and other security vulnerabilities. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairment in the future that could harm our financial results. In addition, if we finance acquisitions by issuing debt or equity securities, our existing stockholders may be diluted, which could affect the market price of our stock. If we finance the cost of an acquisition using debt, such financing could include restrictive covenants that restrict our operating and financial flexibility. If the stock market perceives that we overpaid for the acquisition, then our stock price could decrease.
Acquisitions and/or the related equity financings could also impact our ability to utilize our NOL carryforwards. As a result, if we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. Acquisitions frequently involve benefits related to integration of operations. The failure to successfully integrate the operations or to otherwise realize any of the anticipated benefits of the acquisition could seriously harm our financial condition and results of operations. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

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
The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:
•New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;
•Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products. These occurrences could potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and
•Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

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
We identified a material weakness in internal control over financial reporting, and may in the future identify additional material weaknesses. Until we remediate the identified material weakness or if we identify additional material weaknesses, we may not be able to accurately and timely report our financial results, in which case our business may be harmed and investors may lose confidence in the accuracy and completeness of our financial reports.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
In connection with the Company’s evaluation of internal control over financial reporting, we identified instances in which we needed to employ more resources to enable us to have an adequate level of supervision and segregation of all duties. While this material weakness has not resulted in a material misstatement in the consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, it could in the future result in misstatements or restatements of our financial statements.
We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the deficiencies that led to the material weaknesses, including hiring additional personnel, training, designing and implementing new control activities, and enhancing existing control activities.
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
If we are unable to successfully remediate existing or any future material weaknesses in our internal controls over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, investors may lose confidence in our financial reporting, and/or we could become subject to litigation or investigations by The Nasdaq Capital Market, the SEC or other regulatory authorities.

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
Our manufacturing facilities are located in Salt Lake City, Utah, Torrance, California, and Valdosta, Georgia. We also rely on third-party manufacturing plants in the US, Asia and other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, hurricanes, tropical storms pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or the effect of climate change on any of these factors or our locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.
We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which has in the past and may continue to lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, increase our costs, and adversely impact our operating results
Our ability to meet customer demand depends on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into our products are sourced from third-party suppliers. Some of the key components used to manufacture our products come from a limited or single source of supply or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of, and have experienced, shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have experienced component shortages and the availability of these components may be unpredictable in the future.
If we lose access to or experience a significant disruption in the supply of products and components from a supplier, as has previously occurred and may continue to occur, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to fulfill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices. If we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints as has previously occurred and may continue to occur, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, as well as natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.
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
We may be subject to litigation, legal proceedings, and class action claims that could adversely affect our business and financial condition.

From time to time, we have been, and may in the future be, subject to claims, legal proceedings, and class action lawsuits arising in the ordinary course of our business or otherwise. Although we do not currently believe that any pending or threatened legal proceedings or claims will have a material adverse effect on our business, financial condition, or results of operations, we cannot provide assurance that pending legal matters, including class action lawsuits, will not result in significant liabilities. The defense of litigation, regardless of its merit, can be costly and time-consuming, may divert management's attention and resources, and could result in settlements, judgments, or other outcomes that adversely affect our business, financial condition, and results of operations. Any adverse resolution of such matters could also harm our reputation and negatively impact our relationships with customers, partners, and government agencies.
There are difficult issues to navigate in the development and use of machine learning and artificial intelligence technologies (“AI Technologies”), which may result in reputational harm or liability, and failure to introduce new and innovative products that have AI Technology capabilities could put us at a competitive disadvantage.

We currently incorporate AI Technologies into certain of our products, solutions and business functions, and may seek to expand or alter the use of AI Technologies in the future. As with many innovations, AI Technologies present risks, challenges, and unintended consequences that could affect our business. AI Technology algorithms and training methodologies may be flawed. These deficiencies and other failures of AI Technologies could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, since AI Technologies are emerging technologies for which the legal and regulatory landscape is not fully developed, incorporating AI Technologies into our products, solutions and business functions could give rise to litigation or other legal claims, as well as risk of non-compliance and unknown cost of compliance, (including potential liability for breaching intellectual property, data privacy or security-related laws and regulations). While new AI Technology initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI Technology capabilities into our offerings. Additionally, leveraging AI Technology capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of AI to support our business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive or export-controlled information, as well as challenges related to implementing and maintaining AI Technology tools. Our policies, procedures and controls relating to the development, deployment and use of AI capabilities may not be sufficient to adequately protect the information that we collect, process or use, or to ensure compliance with applicable or emerging laws, regulations and government guidance relating to AI Technologies. Any actual or perceived failure to maintain effective controls, or to timely enact or adapt our policies and procedures, could result in regulatory scrutiny, contractual liability, brand or reputational harm or adverse impact to our business and financial condition. Additionally, our competitors might move faster than us to gain efficiencies by incorporating AI Technologies into their design and development processes, and our products and/or cost structure could become less competitive as a result. The rapid evolution of AI Technologies will require the application of resources by us to develop, test and maintain our products, services and operations to help ensure that AI Technologies are implemented ethically in order to minimize unintended, harmful impact. Our competitors may be faster or more successful than we are in incorporating AI Technologies and other disruptive technology into their offerings, which would impair our ability to compete successfully.
Our financial success is dependent on contracts awarded through a lengthy, uncertain and competitive process.

Certain federal government, as well as commercial contracts, are awarded through a lengthy, uncertain and competitive process that could be a year or more from the initial solicitation to final contract award. We expect that certain business we seek in the foreseeable future will be awarded through lengthy and competitive procedures. Competitive contractual processes impose substantial upfront costs and present a number of risks and uncertainties, including:
•the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us;

•potential requirements to prove a performance guarantee as part of a bid submission;

•the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures;

•that any such process requires resubmission of offers, or termination, reduction, or modification of the awarded contract; and

•failure to obtain certain such contracts or awards upon which our business is dependent.

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
The drone industry is relatively new and is growing rapidly. As a result, it is difficult to evaluate our business and prospects. We cannot accurately predict whether, and even when, demand for our products will increase, if at all. The risks, uncertainties and challenges encountered by companies operating in emerging and rapidly growing industries include:
•Generating sufficient revenue to cover operating costs and sustain operations;
•Acquiring and maintaining market share;
•Attracting and retaining qualified personnel, especially engineers with the requisite technical skills;
•Successfully developing and commercially marketing new products:
•Accessing the capital markets to raise additional capital, on reasonable terms, if and when required to sustain operations or to grow the business.
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
Our business is dependent upon our ability to keep pace with the latest technological changes.

The market for our products is characterized by rapid change and technological improvements. Failure to respond in a timely and cost-effective way to these technological developments could result in serious harm to our business and operating results. As a result, our success will depend, in part, on our ability to develop and market products that respond in a timely manner to the technological requirements and preferences of our customers, and evolving industry standards.
We believe that, in order to remain competitive in the future, we will need to continue to invest significant financial resources to develop new products and technologies or to adapt or modify our existing products and technologies, including through independent research and development, acquisitions and joint ventures or other arrangements. These expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures will ultimately lead to the timely development of new products and technologies or identification of and expansion into new markets. Due to the design complexity of our products, we may, in the future, experience delays in completing the development and introduction of new products. Any delays could result in increased costs of development or deflect resources from other projects. In addition, there can be no assurance that the market for our products will develop or continue to expand or that we will be successful in newly identified markets as we currently anticipate. The failure of our products and technologies to gain market acceptance could significantly reduce our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products and technologies that gain market acceptance in advance of our products. Additionally, the possibility exists that our competitors might develop new technology or products that might cause our existing technology and products to become obsolete. If we fail in our new product development efforts or if our products fail to achieve market acceptance more rapidly as compared to our competitors, our ability to procure new contracts could be negatively impacted, which could negatively impact our results of operations and financial condition.

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
We expect that an increasing percentage of our revenues will come from the U.S. government and its agencies. As a result, we may face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the safety of our directors, officers and employees; threats to the security and viability of our facilities, infrastructure and supply chain; and threats from terrorist acts or other acts of aggression. Our customers and partners (including our supply chain and joint ventures) face similar threats and growing requirements. Although we utilize various procedures and controls to monitor and mitigate the risk of these threats, there can be no assurance that these procedures and controls will be sufficient. The occurrence of some of these risks may be increased to the extent remote working by our employees, suppliers, contractors and other third parties continues. Such an incident could lead to losses or unauthorized disclosure of sensitive information or capabilities; theft or exposure of data; harm to personnel, infrastructure or products; regulatory actions; and/or financial liabilities, as well as potential damage to our reputation as a government contractor and provider of cyber-related or cyber-protected goods and services.
We provide systems, products and services to various customers (both government and commercial) who also face cyber threats. Our systems, products and services may themselves be subject to cyber threats and/or they may not be able to detect or properly deter threats, or effectively to mitigate resulting losses. These losses could adversely affect our customers and our Company.
The impact of these various factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation, loss of business, contractual or regulatory actions and potential liabilities, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

U.S. government contracts are generally not fully funded at inception and may include provisions that are not favorable to us which could adversely impact our cash flows and results of operations.
U.S. government contracts often have long lead times for design and development and can be subject to significant changes in delivery timelines. Congress normally appropriates funds on its fiscal year basis, and it may not fully fund a program in the same fiscal year. Depending upon the results of political elections, the actions of Congress can change from one fiscal year to the next. As a result, we may be required to expend funds to fulfill existing orders, but subsequently have the delivery timeline extended or the order cancelled. Such results would have an adverse impact on our financial position and results of operations.
Many of our contracts contain performance obligations that require innovative design capabilities, are technologically complex, require state-of-the-art manufacturing expertise, or are dependent upon factors not wholly within our control. Failure to meet these obligations could adversely affect our revenue.
We design, develop, and manufacture technologically advanced and innovative products, which are applied by our customers in a variety of environments. Problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and intellectual property rights, labor, manufacturing materials or components could prevent us from meeting requirements. Either we or the customer may generally terminate a contract as a result of a material uncured breach by the other. If we breach a contract or fail to perform in accordance with contractual service levels, delivery schedules, performance specifications, or other contractual requirements set forth therein, the other party thereto may terminate such contract for default, and we may be required to refund money previously paid to us by the customer or to pay penalties or other damages. Even if we have not breached, we may deal with various situations from time to time that may result in the amendment or termination of a contract. These steps can result in significant current period charges and/or reductions in current or future revenue, and/or delays in collection of outstanding receivables and costs incurred on the contract. Other factors that may affect revenue and profitability include inaccurate cost estimates, design issues, unforeseen costs and expenses not covered by insurance or indemnification from the customer, diversion of management focus in responding to unforeseen problems, and loss of follow-on work.

The U.S. Government provides a significant portion of our revenue, and our business could be adversely affected by changes in the fiscal policies of the U.S. Government and other governmental entities.
In fiscal year 2025, we generated approximately 73% of our total revenues from contracts with the U.S. Government. We expect to continue to derive most of our revenues from work performed under U.S. Government contracts.
Recent restrictions on the importation of drones and related components from China and other countries have contributed to our growth in the industry, as these restrictions have increased demand for domestically produced products and services. However, future changes to such policies, or the reversal of current restrictions, could adversely impact our competitive position and growth prospects. Additionally, pressures on and uncertainty surrounding the U.S. Government’s budget and potential changes in budgetary priorities could adversely affect our revenue, financial condition, and results of operations. It is possible restrictions on U.S. Government spending may continue to affect the payment of Government contracts. This could lead to reduced or delayed awards on some of our programs, with a related negative impact to our revenues, earnings and cash flows. Additionally, competitor bid protests also have become more prevalent in the current competitive environment, which has led to further contract award delays. In addition, any future changes to the fiscal policies of the U.S. Government and foreign governmental entities may decrease overall government funding for defense and homeland security, result in delays in the procurement of our products and services due to lack of funding, cause the U.S. Government and government agencies to reduce their purchases under existing contracts, or cause them to exercise their rights to terminate contracts at-will or to abstain from exercising options to renew contracts, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows.
Government contracts differ materially from standard commercial contracts, involve competitive bidding and may be subject to cancellation or delay without penalty.
Government contracts frequently include provisions that are not standard in private commercial transactions and are subject to laws and regulations that give the U.S. Government rights and remedies not typically found in commercial contracts, including provisions permitting the U.S. Government to:
•    terminate our existing contracts;
•    reduce potential future income from our existing contracts;
•    modify some of the terms and conditions in our existing contracts;
•    suspend or permanently prohibit us from doing business with the U.S. Government or with any specific government agency;
•    impose fines and penalties;
•    subject us to criminal prosecution;
•    suspend work under existing multiple year contracts and related task orders if the necessary funds are not appropriated by Congress;
•    decline to exercise an option to extend an existing multiple year contract; and
•    claim rights in technologies and systems invented, developed or produced by us.

In addition, government contracts are frequently awarded only after formal competitive bidding processes, which have been and may continue to be protracted and typically impose provisions that permit cancellation in the event that necessary funds are unavailable to the government agency. Competitive procurements impose substantial costs and managerial time and effort in order to prepare bids and proposals for contracts that may not be awarded to us. In many cases, unsuccessful bidders for government contracts are provided the opportunity to formally protest certain contract awards through various agencies, administrative and judicial channels. We have experienced an increase in competitor bid protests on contracts on which we were the successful bidder due to the competitive environment resulting from decreased government spending. In addition, we have formally protested procurement awards in which we were not the initial successful bidder, but believed that the source selection process was flawed. The protest process may substantially delay a successful bidder’s contract performance, result in cancellation of the contract award entirely and distract management. Moreover, even when we are awarded a government contract, we may not realize anticipated revenues from that contract, if at all, due to delays, lack of funding, failure to receive task orders, unexercised options, reductions in scope or other factors limiting our ability to monetize the award. We may not be awarded contracts for which we bid, and substantial delays or cancellation of purchases may follow our successful bids as a result of such protests. We believe that this environment of protracted competitive bidding processes and competitor bid protests will continue.
Significant delays or reductions in appropriations for our programs and U.S. Government funding more broadly may negatively impact our business and programs and could have a material adverse effect on our financial position, results of operations, and/or cash flows.
U.S. Government programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless and until additional funds are obligated to the contract. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual budget process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Laws and plans adopted by the U.S. Government relating to, along with pressures on and uncertainty surrounding the federal budget, potential changes in priorities and defense spending levels, sequestration, the appropriations process, use of continuing resolutions (with restrictions, e.g., on new starts) and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. In the event government funding for our significant programs becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor.
The federal budget and debt ceiling are expected to continue to be the subject of considerable debate, which could have a significant impact on defense spending broadly and our programs in particular.
The budget environment, including budget caps mandated by the Budget Control Act of 2011 (the “BCA”) for fiscal years 2022 and 2023, which was reinstituted with established budget caps for 2024 and 2025 under The Fiscal Responsibility Act of 2023, and uncertainty surrounding the debt ceiling and the appropriations process, remain significant short and long-term risks for the Company. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the current administration and Congress, what challenges budget reductions (required by the BCA and otherwise) will present for the defense industry and whether annual appropriations bills for all agencies will be enacted in a timely manner. If annual appropriations bills are not timely enacted, the U.S. Government may again operate under a continuing resolution, restricting new contract or program starts, presenting resource allocation challenges and placing limitations on some planned program budgets, and we may face additional government shutdowns of unknown duration. If a prolonged government shutdown of the United States Department of Defense (the “DoD”) were to occur, it could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. Government’s ability to effectively progress programs and to make timely payments, and our ability to perform on our U.S. Government contracts and successfully compete for new work. It is likely budget and program decisions made in this environment will have long-term implications for us and the entire defense industry. The government shutdown, between October 1, and November 12, 2025, was the longest in history and paused payment under government contracts for 43 days. We did not receive payment under our contracts with the DoD or other government agencies and were precluded from seeking new contracts or grants during this time. The consequences of the shutdown on our business were far reaching, and subsequent government shutdowns would likely have a similar material adverse effect.

Additionally, funding for certain programs in which we participate may be reduced, delayed or cancelled, and budget cuts globally could adversely affect the viability of our subcontractors and suppliers, and our employee base. While we believe that our business is well-positioned in areas that the DoD and other customers have indicated are areas of focus for future defense spending, the long-term impact of the BCA, other defense spending cuts, challenges in the appropriations process, the debt ceiling and the ongoing fiscal debates remain uncertain.

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
As a vendor to the U.S. government and other state and local agencies, we are subject to and must comply with numerous government regulations which impact how we operate our business. These regulations could adversely affect our revenues, operating costs and profit margins. Some of the regulations to which we are subject, and the federal agencies which administer these regulations, include:
•Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS such as drones
•The Truthful Cost or Pricing Data (formerly Truth in Negotiations Act), which requires certification and disclosure of all factual pricing and cost data in contract negotiations
•The Federal Acquisition Regulations, which govern the formation and administration, as well as the performance, under government contracts
•The False Statements Act and The False Claims Act which imposes penalties on payments made on the basis of facts provided to the government
•The Federal Communications Commission which regulates the wireless spectrum upon which drones depend for data transmission
It is expensive and time consuming to comply with the regulations and requirements of these federal government agencies. The costs incurred to maintain compliance will adversely impact our operating costs and could delay our ability to operate profitably in the future, if at all.
We are subject to the DoD CMMC requirement issued by the Pentagon which may limit our ability to bid and win projects. The cost for the DoD CMMC requirement may be significant.

The Pentagon, on January 31, 2020, released the official version of its unified Cybersecurity standard that all contractors must meet by 2026. This standard, the CMMC, will apply to any company that does business with the DoD. CMMC will also apply to subcontractors as well as prime contractors. CMMC borrows heavily from the existing NIST Cybersecurity Framework and intends to rely heavily on a CMMC accrediting body up and running, companies will be able to apply for certification through a portal run by the accrediting body. The CMMC certification will be good for three years; with it, companies will be able to bid on contracts across the DoD and military services. In December 2020, the DoD disclosed the first seven contracts that are likely to be the initial test cases for the first “pathfinder” solicitations mandating CMMC. It is expected to take until 2026 to bring all contractors into compliance, since five years is the typical duration of a government contract. Contractors are required to flow the CMMC requirements down to all subcontracts except those for Commercial Off the Shelf (COTS) items. Additionally, a contractor may not award a subcontract unless the subcontractor has a current assessment in the Supplier Performance Risk System (SPRS). Because contractors only have access to their own information, contractors may need to rely on certifications from subcontractors for this requirement.
Under the CMMC 2.0 Model announced on July 17, 2021, there will be three levels of certification, Level 1 through Level 3, with contractors able to self-attest for Level 1. The new certification will not be required for existing contracts already signed, only on new contracts and potentially, to modification of existing contracts. CMMC 2.0 will allow for so-called plans of action and milestones, which will allow companies to document controls they are not fully implementing yet. The plans of action are required to state the means by which companies expect to reach full compliance, which are required to be completed within 180 days. Another change includes the requirement for senior company officials to self-certify and submit attestations of compliance. If there is a breach but a company certified its compliance with the security standards, a company could be open to False Claims Act lawsuits. The final change in the draft CMMC 2.0 requires cloud computing services used by the government contractor to be certified through the FedRAMP authorization process in accordance with DoD security requirements. Proposed final CMMC rules were issued by the DoD on December 26, 2023, with a public comment period that ended on February 26, 2024. The final rules were released October 15, 2024 and became effective on December 16, 2024. On November 10, 2025, the first phase of CMMC implementation began with an Organization Seeking Assessment conducted annually and results entered into the Supplier Performance Risk System. The next phase has been planned for November 10, 2026, which will require implementation of several additional Plans of Action and Milestones. We may be unable to bid on new contract awards or on follow-on awards for existing work, depending on the level of standard as required for each solicitation, which could adversely impact our revenues, operating margins and cash flows. The cost to comply with the new CMMC requirement has been significant and may increase. Further, we may be negatively impacted by our subcontractors if they are not compliant with these requirements.
If the drone industry does not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, or if the products we have developed or will develop do not become programs of record, then we may not be able to achieve our anticipated level of growth.

We cannot predict with certainty the future growth rate or size of the drone market. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. There are only a limited number of programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our products. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure that our efforts will be successful. The expansion of the drone market in general, and the market for our products in particular, depends on a number of factors, including the following:

•	customer satisfaction with these types of systems as solutions;

•	the cost, performance and reliability of our products and products offered by our competitors;

•	customer perceptions regarding the effectiveness and value of these types of systems;

•	limitations on our ability to market our products and services outside the U.S. due to U.S. government regulations or other restrictions; and;

•	marketing efforts and publicity regarding these types of systems.
Even if the type of products we produce gain wide market acceptance in general, our specific products may not adequately address market requirements or may not gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, or if the products we have developed or will develop do not become programs of record, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations may suffer.
Risks Related to Our Common Stock
Our management has voting control of the Company.
Jeffrey Thompson, our Chairman and Chief Executive Officer, owns approximately 11% of our common stock, and our current officers and directors currently own approximately 11% of our common stock. If they act together, they will be able to influence the outcome of most corporate actions requiring approval of our stockholders, including the election of directors and approval of significant corporate transactions which may result in corporate actions that other stockholders do not agree with. This concentration of ownership may have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock.
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
Our Board of Directors has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further stockholder approval. These powers could adversely affect the rights of the holders of our common stock. In addition, our board could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing common stockholders.
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
Our shares of common stock are equity interests that will be subordinate to all of our current and future indebtedness with respect to claims on our assets. In any liquidation, all of our debts and liabilities must be paid before any payment is made to our stockholders.
The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of our common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•adverse economic conditions, trade policies, political conditions, outbreaks of war (including the current conflicts in the Middle East), disasters, or regulatory or other policy changes in states or countries where we have a concentration of our business;

•fluctuations in our financial results, revenues and expenses;

•quarterly and annual variations in our operating results;

•changes in the market’s expectations about our operating results;

•loss of revenues;

•fluctuations in foreign currency exchange rates;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning us or the industries in which we operate in general;

•operating and stock price performance of other companies that investors deem comparable to us;

•news reports relating to trends in our markets;

•changes in laws and regulations affecting our business;

•material announcements by us or our competitors;

•the impact or perceived impact of developments relating to our acquisitions, including the possible perception by securities analysts or investors that such acquisitions divert management attention from our core operations;

•market volatility;

•changes in the U.S.-based credit markets;

•changes in current U.S. or global economic conditions, including an extended slowdown in the markets in which we operate;

•a downgrade to our corporate credit rating, the credit ratings of our outstanding debt or other market speculation;

•general conditions in the industries in which we operate;

•our investments in geographic expansion and to increase our presence in existing markets;

•our ability to successfully execute our growth strategy;

•a cybersecurity attack or any other interruption in information technology and/or data security that may impact our operations or the operations of third parties that support us;

•legal proceedings;

•our ability to comply with non-U.S. laws, regulations and policies; and

•sales of substantial amounts of shares of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur.

In recent years, the stock market, and in particular, our industry sector, has experienced significant price and volume fluctuations. Such fluctuations, as well as general political conditions, the current economic conditions, or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock. This volatility frequently has occurred without regard to the operating performance of the affected companies, and the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, which could materially reduce our share price.

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
We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Therefore, any return to shareholders will be limited to the increase, if any, of our share price.
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

Although our common stock is currently listed on The Nasdaq Capital Market, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:
•the liquidity of our common stock;

•the market price of our common stock;

•our ability to obtain financing for the continuation of our operations;

•the number of investors that will consider investing in our common stock;

•the number of market makers in our common stock;

•the availability of information concerning the trading prices and volume of our common stock; and

•the number of broker-dealers willing to execute trades in shares of our common stock.

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
A substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with conducting business outside of the United States include:
•compliance burdens and costs associated with a wide variety of foreign laws and regulations, particularly labor and environmental, that govern our operations in those countries;
•legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, and export controls,
•export licenses, import controls and other trade barriers;
•economic instability and high levels of inflation in certain countries where our suppliers are located and
•customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;
•political or public health instability, including global pandemics, in the countries in which our suppliers operate;
•changes or volatility in currency exchange rates;
•difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and
•Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.
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
We may collect, store, process and use the personally identifiable information of our customers and other data in our transactions with them. We also rely on third parties that are not directly under our control to do so as well. While we take reasonable measures to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. We have in place and will adopt additional policies to prohibit such activities; however, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third- party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease, and we could be exposed to a risk of loss, litigation and regulatory proceedings.
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
•we were the first to conceive, reduce to practice, invent, or file the inventions covered by each of our issued patents and pending patent applications;
•others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;
•any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;
•we will develop additional proprietary products, services, technologies or designs that are patentable; or
•the patents of others will have an adverse effect on our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. The Company’s Board of Directors as well as its Director of Information Technology, its General Counsel, and Chief Financial Officer are actively involved in the oversight of our risk management program, of which cybersecurity represents an important component. We have implemented, and are in the process of establishing policies, standards, processes, and practices for assessing, identifying, managing, and mitigating material risks from cybersecurity threats.
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
The Company maintains, and is in the process of establishing, various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material risks from cybersecurity threats against our information systems and data. These include:
•incident detection and response
•vulnerability management
•disaster recovery plans
•internal controls within our accounting and financial reporting functions
•encryption of data

•network security controls
•access controls
•physical security
•asset management
•systems monitoring
•vendor risk management program
•employee training.
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

Location	Monthly Rent	Expiration
West Palm Beach, Florida	$18,050	February 2032
South Salt Lake, Utah	$46,545	December 2030
Valdosta, Georgia	$48,550	November 2030
Torrance, California	$66,330	October 2030
Carson, California	$22,655	April 2028
San Juan, Puerto Rico	$6,403	June 2027
Grantsville, Utah	$1,250	December 2026
Spring Lake, North Carolina	$3,000	August 2026

The West Palm Beach, Florida facility has approximately 11,400 square feet and is used for customer engagement and to support operations. The South Salt Lake, Utah facility has approximately 37,000 square feet and is used for our manufacturing. The Valdosta, Georgia facility has approximately 155,000 square feet and is used for our manufacturing. The Torrance, California facility has approximately 51,000 square feet and is used for our manufacturing. The Carson, California facility has approximately 14,616 square feet and is used for our manufacturing. The San Juan, Puerto Rico facility has approximately 3,600 square feet and is used for administrative purposes. The Grantsville, Utah property is approximately one acre and is used for drone flight operations and testing. The Spring Lake, North Carolina facility has approximately 2,840 square feet and is used for administrative purposes.
These lease agreements have remaining terms up to 14.67 years, including options to extend certain leases for up to ten years.

The weighted average remaining lease term as of December 31, 2025 was 9.04 years. The weighted average discount rate used to calculate the Company's lease liabilities at December 31, 2025 was 12%. Future undiscounted payment obligations at December 31, 2025 were as follows (in thousands):

Fiscal Year Ended:
2026	$2,554
2027	2,743
2028	2,709
2029	2,695
2030	2,561
Thereafter	10,009
Total	$23,271

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are not currently involved in any legal proceeding or investigation by a governmental agency that we believe will have a material adverse effect on our business, financial condition, or operating results.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “RCAT”.
The last reported sales price of our common stock on March 18, 2026 was $17.00.
Holders
As of March 17, 2026, there were 580 stockholders of record of our common stock.
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
None.
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
Recent Developments
Change in Fiscal Year
In September 2024, our Board of Directors approved a change in fiscal year end from April 30 to December 31, effective as of December 31, 2024. In accordance with SEC regulations, our Consolidated Financial Statements are comprised of our Consolidated Balance Sheets as of December 31, 2025 and 2024 and our Consolidated Statements of Operations, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flows for the year ended December 31, 2025, eight months ended December 31, 2024, and year ended April 30, 2024. As a result, this Management’s Discussion and Analysis of Financial Condition and Results of Operations is comparing our results of operations for the year ended December 31, 2025 with our results of operations for the eight month period ended December 31, 2024 and the year ended April 30, 2024.
Capital Transactions
In April 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a registered direct offering, an aggregate of 4,724,412 shares of our common stock, par value $0.001 per share, at a price of $6.35 per share. The gross proceeds were approximately $30 million, before deducting the placement agents’ fees and other offering expenses.
In June 2025, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold, in a registered direct offering, an aggregate of 6,448,276 shares of our common stock, par value $0.001 per share, at a price of $7.25 per share. The gross proceeds were approximately $46.8 million, before deducting the placement agents’ fees and other offering expenses.
In September 2025, we entered into an underwriting agreement with a certain institutional investor pursuant to which we issued and sold, in a registered direct offering, an aggregate of 15,625,000 shares of our common stock, par value $0.001 per share, at a price of $9.60 per share. We also granted the underwriters a thirty day option to purchase up to an additional 2,343,750 shares of common stock at the public offering price, which the underwriters exercised in full at closing. The gross proceeds were approximately $172.5 million, before deducting the underwriters’ fees and other offering expenses.
Discussion and Analysis of Year Ended December 31, 2025 compared to Eight Month Transition Period Ended December 31, 2024 and Year Ended April 30, 2024
Revenues
Consolidated revenues totaled $40.7 million during the year ended December 31, 2025 (or the “2025 Period”) compared to $4.9 million during the eight months ended December 31, 2024 (or the "Transition Period") and compared to $17.8 million during the year ended April 30, 2024 (or the "2024 Period"). This represents an increase of $35.8 million, or 739% compared to the Transition Period and an increase of $22.9 million, or 128% compared to the 2024 Period. The increase compared to both periods is attributable primarily to increased revenue associated with the commencement and scaling of drone deliveries to the U.S. Army under the SRR program.
Gross Profit
Consolidated gross profit totaled $1.3 million during the 2025 Period compared to gross loss of $1.4 million during the Transition Period and gross profit of $3.7 million during the 2024 Period. This represents an increase of $2.7 million, or 195% compared to the Transition Period and a decrease of $2.4 million, or 65% compared to the 2024 Period. On a percentage basis, gross profit was 3% during the 2025 Period compared to gross loss of 28% during the Transition Period and gross profit of 21% during the 2024 Period. Our manufacturing facility is currently operating below its designed production capacity. These lower production levels, combined with higher fixed overhead costs, have resulted in lower gross margins during the 2025 Period. As production volumes increase, we expect fixed overhead costs, including labor, to be allocated across a greater number of units, which is expected to reduce per-unit production costs and improve gross margins.
Operating Expenses
Research and development expenses totaled $17.9 million during the 2025 Period compared to $6.6 million during the Transition Period and $6.3 million during the 2024 period. This represents an increase of $11.3 million, or 171% compared to the Transition Period and an increase of $11.6 million, or 186% compared to the 2024 Period. The increase compared to both periods was attributable primarily to increased investment in research and development activities, including engineering personnel costs, prototype development, testing, and other expenses associated with the development of new and enhanced drone platforms and related technologies.
Sales and marketing costs totaled $13.1 million during the 2025 Period compared to $6.3 million during the Transition Period and $5.1 million during the 2024 Period. This represents an increase of $6.8 million, or 107% compared to the Transition Period and an increase of $8.0 million, or 158% compared to the 2024 Period. The increase compared to both periods was attributable primarily to higher payroll and related personnel costs associated with expanding our sales and marketing team to support increased business development and customer engagement activities.
General and administrative expenses totaled $36.9 million during the 2025 Period compared to $11.5 million during the Transition Period and $11.2 million during the 2024 Period. This represents an increase of $25.4 million, or 222% compared to the Transition Period and $25.7 million, or 229% compared to the 2024 Period. The increase compared to both periods was attributable primarily to higher payroll and related personnel costs resulting from increased headcount, as well as higher stock-based compensation expense. These increases reflect the expansion of our corporate, administrative, and compliance functions to support growth during the 2025 Period.
Other Expense
Other expense totaled $5.0 million during the 2025 Period compared to $17.8 million during the Transition Period and $2.2 million during the 2024 Period. This represents a decrease of $12.8 million or 72% compared to the Transition Period and an increase of $2.8 million, or 126% compared to the 2024 Period. During the 2025 Period, other expense consisted primarily of a fair value adjustment on convertible notes payable of $11.4 million, partially offset by a gain on extinguishment of convertible notes payable of $3.2 million and net interest income of $2.7 million. During the Transition Period, other expense consisted primarily of a fair value adjustment on convertible note payable of $13.1 million and a loss on sale of equity method investment of $4.0 million. During the 2024 Period, other expense consisted primarily of impairment on equity method investment of $11.4 million, partially offset by a gain of $9.6 million related to the divestiture of the Consumer segment.
Net Loss
Net loss from continuing operations totaled $72.1 million during the 2025 Period compared to $43.6 million during the Transition Period and $21.5 million during the 2024 period. This represents a decrease of $28.5 million, or 65% compared to the Transition Period and a decrease of $50.6 million, or 235% compared to the 2024 Period.
Cash Flows
Operating Activities
Net cash used in operating activities was $89.1 million during the 2025 Period compared to $20.5 million during the Transition Period and $17.7 million during the 2024 Period. This represents an increase of $68.6 million compared to the Transition Period and an increase of $71.4 million compared to the 2024 Period. The increase compared to both periods was attributable primarily to the increase in net loss during the 2025 period. Non-cash expenses totaled $20.5 million during the 2025 period, compared to $22.6 million during Transition Period and $8.5 million during the 2024 Period. Net cash used related to changes in operating assets and liabilities totaled $37.6 million during the 2025 Period. Net cash provided by related to changes in operating assets and liabilities totaled $0.4 million during the Transition Period. Net cash
36

used related to changes in operating assets and liabilities totaled $4.7 million during the 2024 Period. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.
Investing Activities
Net cash used in investing activities was $6.6 million during the 2025 Period compared to net cash provided by investing activities of $4.2 million during the Transition Period and $13.6 million during the 2024 Period. During the 2025 Period, net cash used in investing activities consisted entirely of purchases of property and equipment totaling $6.6 million, compared to purchases of property and equipment of $0.2 million during the Transition Period and $0.3 million during the 2024 Period. During the Transition Period, net cash provided by investing activities was primarily attributable to proceeds of $4.4 million from the sale of equity method investment and note receivable. During the 2024 Period, net cash provided by investing activities was primarily attributable to proceeds of $12.8 million from the sale of marketable securities and $1.0 million from the divestiture of the consumer segment.
Financing Activities
Net cash provided by investing activities was $254.5 million during the 2025 Period compared to $19.4 million during the Transition Period, and $7.8 million during the 2024 Period. This represents an increase of $235.1 million compared to the Transition Period and an increase of $246.7 million compared to the 2024 Period. The increase compared to both periods relates to the proceeds from issuance of common stock during the 2025 Period.
Liquidity and Capital Resources
At December 31, 2025, the Company reported current assets totaling $226.9 million, current liabilities totaling $14.8 million and net working capital of $212.1 million. Cash totaled $167.9 million at December 31, 2025. Inventory related balances, including pre-paid inventory, totaled $30.4 million.
Critical Accounting Policies and Estimates
We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.
In addition to our critical accounting estimates and polices below, refer to “Note 2 – Summary of Significant Accounting Policies” for further information.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. We determined there to be judgment in the determination of performance obligations identified in certain contracts. Our revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. We recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09 requiring enhanced annual disclosures regarding the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 13, Income Taxes for inclusion of new disclosures required.
37

Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03 expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for our fiscal year ending December 31, 2027 and may be applied retrospectively. While we are still evaluating the specific impacts and adoption method, we anticipate this guidance will have a significant impact on our consolidated financial statement disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, we are not required to provide this information.
38

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
RED CAT HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185) Report of Independent Registered Public Accounting Firm (PCAOB ID: 3501)	F-2

Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024	F-6

Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2025, eight months ended December 31, 2024 and year ended April 30, 2024	F-7

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2025, eight months ended December 31, 2024 and year ended April 30, 2024	F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2025, eight months ended December 31, 2024 and year ended April 30, 2024	F-9

Notes to the Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Red Cat Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Red Cat Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Determination of performance obligations for certain revenue contracts

As discussed in Note 2, Revenue Recognition, to the consolidated financial statements, the Company recorded $40.7 million in revenue for the year ended December 31, 2025, a portion of which relates to certain revenue contracts that contain multiple performance obligations. At contract inception, the Company assesses the products promised within each contract to determine the performance obligations that should be accounted for separately.
We identified the evaluation of the Company’s determination of the performance obligations included in certain revenue contracts as a critical audit matter. Subjective auditor judgment was required to evaluate the application of relevant accounting guidance to determine the performance obligations because of the nature of the contracts.
The following is the primary procedure we performed to address this critical audit matter. For certain revenue contracts, we evaluated the Company’s determination of performance obligations by comparing them to the underlying terms of the contracts and evaluating whether the Company’s accounting for the contracts is in accordance with the relevant accounting guidance.
/s/ KPMG LLP
We have served as the Company’s auditor since 2025.
Salt Lake City, Utah
March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Red Cat Holdings, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Red Cat Holdings, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the eight months ended December 31, 2024, and for the year ended April 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the eight months ended December 31, 2024, and for the year ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
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
Purchase Price Allocation / Valuation of Goodwill and Intangibles
As discussed in Note 3 to the financial statements, the Company completed its acquisition of Flightwave Technologies, Inc. resulting in the recording of significant amounts of goodwill and intangible assets.
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

Our audit procedures related to the Company’s valuation of goodwill and intangible assets for the businesses acquired included the following, among others:
We evaluated the purchase price allocation performed by the third-party valuation specialist engaged by management. Our procedures included evaluating the professional qualifications and objectivity of the specialist, assessing the appropriateness of the valuation methodologies used, and testing the completeness and accuracy of the underlying data provided to the specialist. We evaluated the reasonableness of key assumptions, including forecasted revenue growth rates, profit margins, customer attrition rates, and discount rates by comparing them to relevant industry benchmarks, market data, and the Company's historical performance. Additionally, we assessed the consistency of these assumptions with the Company's strategic plans and other information obtained during our audit. We also performed sensitivity analyses on significant assumptions to evaluate how changes would impact the fair value measurements of the acquired intangible assets and resulting goodwill. In addition, we evaluated the estimated useful life.
Recoverability of Inventory
The Company's inventories totaled approximately $13 million as of December 31, 2024. As discussed in Note 2 to the financial statements, the Company records an allowance for excess and obsolete inventory based on historical experience and anticipated future demand.
We identified the valuation of excess and obsolete inventory reserves as a critical audit matter because estimating the reserve involves significant management judgment about future product demand and market conditions. This required a high degree of auditor judgment, subjectivity and effort in evaluating the reasonableness of management's assumptions, including product life cycles, technological changes, and market acceptance of products.
Our audit procedures included evaluating management's methodology and key assumptions for inventory impairment assessment, testing underlying data for completeness and accuracy. We examined historical sales alongside forecasted demand, investigated alternative inventory uses, and assessed the impact of external market conditions. We obtained management's identification process for slow-moving and obsolete items and performed our own analysis. Based on these procedures, we concluded that management's inventory valuation estimates were reasonable within the context of the financial statements as a whole.
/s/ dbbmckennon,
We served as the Company’s auditor from 2024 to 2025.
Newport Beach, California
March 31, 2025

RED CAT HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands except share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$167,865	$9,154
Accounts receivable, net	26,155	489
Inventory	23,452	12,951
Prepaid inventory	6,942	642
Prepaid expenses and other current assets	2,524	2,562
Total current assets	226,938	25,798

Goodwill	17,671	17,671
Intangible assets, net	6,919	8,453
Property and equipment, net	7,797	1,881
Other	1,227	310
Operating lease right-of-use assets	13,125	1,491
Total long-term assets	46,739	29,806

TOTAL ASSETS	$273,677	$55,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,619	$2,050
Accrued expenses	5,087	1,240
Debt obligations - short term	350	350
Contract liabilities and deposits	261	227
Operating lease liabilities	1,011	312
Convertible notes payable	4,518	—
Total current liabilities	14,846	4,179

Deferred income taxes	443	—
Operating lease liabilities	12,556	1,306
Total long-term liabilities	12,999	1,306

Total liabilities	27,845	5,485

Stockholders’ equity
Series B preferred stock, $0.001 par value - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	—	—
Common stock, $0.001 par value - shares authorized 500,000,000; issued and outstanding 120,070,000 and 85,215,136	120	85
Additional paid-in capital	442,532	174,779
Accumulated deficit	(196,820)	(124,745)
Total stockholders’ equity	245,832	50,119
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,677	$55,604
See accompanying notes.

RED CAT HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)

	For the Year Ended December 31, 2025	For the Eight Months Ended December 31, 2024	For the Year Ended April 30, 2024

Revenues	$40,729	$4,850	$17,836
Cost of goods sold	39,455	6,206	14,155
Gross profit (loss)	1,274	(1,356)	3,681

Operating Expenses
Research and development	17,890	6,611	6,266
Sales and marketing	13,106	6,322	5,087
General and administrative	36,875	11,459	11,214
Impairment loss	—	93	413
Total operating expenses	67,871	24,485	22,980
Operating loss	(66,597)	(25,841)	(19,299)

Other expense (income)
Convertible note payable fair value adjustment	11,444	13,121	—
Gain on extinguishment of convertible notes payable	(3,211)	—	—
Interest (income) expense, net	(2,711)	(56)	69
Loss on sale of equity method investment	—	4,008	—
Gain on divestiture of consumer segment	—	—	(9,643)
Impairment on equity method investment	—	—	11,354
Equity method loss	—	734	504
Other income, net	(487)	(34)	(56)
Total other expense	5,035	17,773	2,228
Loss from continuing operations before provision for income taxes	(71,632)	(43,614)	(21,527)
Provision for income taxes	443	—	—
Net loss from continuing operations	(72,075)	(43,614)	(21,527)
Loss from discontinued operations	—	—	(2,526)
Net loss	$(72,075)	$(43,614)	$(24,053)
Comprehensive loss:
Change in foreign currency translation adjustments	$—	$(5)	$2
Unrealized gain on marketable securities	—	—	864
Comprehensive loss	$(72,075)	$(43,619)	$(23,187)

Loss per share - basic and diluted
Continuing operations	$(0.73)	$(0.57)	$(0.36)
Discontinued operations	—	—	(0.04)
Loss per share - basic and diluted	$(0.73)	$(0.57)	$(0.40)

Weighted average shares outstanding - basic and diluted	98,957	77,040	60,119
See accompanying notes.

RED CAT HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount	Shares	Amount
Balances, April 30, 2023	987	$10	54,568	$55	$112,643	$(57,078)	$(861)	$54,769
Stock based compensation	—	—	—	—	3,609	—	—	3,609
Vesting of restricted stock units	—	—	447	—	(34)	—	—	(34)
Conversion of preferred stock	(982)	(10)	818	1	9	—	—	—
Issuance of common stock through ATM facility, net	—	—	53	—	9	—	—	9
Exercise of stock options	—	—	3	—	3	—	—	3
Public offering, net of $804 of issuance costs	—	—	18,400	18	8,377	—	—	8,395
Unrealized gain on marketable securities	—	—	—	—	—	—	864	864
Currency translation adjustments	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(24,053)	—	(24,053)
Balances, April 30, 2024	5	$—	74,289	$74	$124,616	$(81,131)	$5	$43,564
Stock based compensation	—	—	—	—	4,103	—	—	4,103
Vesting of restricted stock units	—	—	1,030	1	(864)	—	—	(863)
Exercise of warrants	—	—	1,796	2	4,973	—	—	4,975
Exercise of stock options	—	—	2,475	3	1,379	—	—	1,382
Acquisition of FlightWave	—	—	3,365	3	13,997	—	—	14,000
Conversion of convertible notes into common stock	—	—	2,260	2	26,575	—	—	26,577
Currency translation adjustments	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(43,614)	—	(43,614)
Balances, December 31, 2024	5	$—	85,215	$85	$174,779	$(124,745)	$—	$50,119
Stock based compensation	—	—	—	—	10,562	—	—	10,562
Vesting of restricted stock units	—	—	292	—	(941)	—	—	(941)
Exercise of warrants	—	—	1,262	1	5,684	—	—	5,685
Exercise of stock options	—	—	2,174	2	1,642	—	—	1,644
Retirement of common shares	—	—	(106)	—	—	—	—	—
Public offerings, net of $14,910 of issuance costs	—	—	29,142	29	234,310	—	—	234,339
Conversion of convertible notes into common stock	—	—	2,213	3	16,496	—	—	16,499
Acquisition adjustment	—	—	(122)	—	—	—	—	—
Net loss	—	—	—	—	—	(72,075)	—	(72,075)
Balances, December 31, 2025	5	$—	120,070	$120	$442,532	$(196,820)	$—	$245,832
See accompanying notes.

RED CAT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31, 2025	For the Eight Months Ended December 31, 2024	For the Year Ended April 30, 2024

Cash Flows from Operating Activities
Net loss	$(72,075)	$(43,614)	$(24,053)
Net loss from discontinued operations	—	—	(2,526)
Net loss from continuing operations	(72,075)	(43,614)	(21,527)
Adjustments to reconcile net loss to net cash from operations:
Stock based compensation	10,562	4,103	3,609
Realized loss from sale of marketable securities	—	—	852
Depreciation and amortization of intangible assets	2,265	1,413	1,423
Deferred income taxes	443	—	—
Payments of taxes related to equity transactions	(982)	(839)	(32)
Gain on divestiture of consumer segment	—	—	(9,643)
Loss on sale of equity method investment and note receivable	—	4,008	—
Impairment on equity method investment	—	—	11,354
Equity method loss	—	734	504
Impairment on goodwill and intangible assets	—	93	413
Convertible note payable fair value adjustment	11,444	13,121	—
Gain on extinguishment of convertible notes payable	(3,211)	—	—
Changes in operating assets and liabilities
Accounts receivable	(25,666)	3,872	(3,641)
Inventory	(10,501)	(4,646)	913
Prepaid inventory	(6,300)	(39)	(243)
Prepaid expenses and other	(879)	850	(2,445)
Operating lease right-of-use assets and liabilities	315	60	(4)
Contract liabilities and deposits	34	(23)	(102)
Accounts payable	1,569	468	188
Accrued expenses	3,848	(97)	661
Net cash used in operating activities of continuing operations	(89,134)	(20,536)	(17,720)

Cash Flows from Investing Activities
Proceeds from divestiture of consumer segment	—	—	1,000
Purchases of property and equipment	(6,647)	(164)	(259)
Proceeds from sale of marketable securities	—	—	12,826
Proceeds from sale of equity method investment and note receivable	—	4,400	—
Net cash (used in) provided by investing activities of continuing operations	(6,647)	4,236	13,567

Cash Flows from Financing Activities
Proceeds from issuance of common stock through public offerings	249,249	—	9,200
Payment of costs related to public offerings	(14,910)	—	(804)
Proceeds from issuance of common stock through ATM facility, net	—	—	9
Proceeds from issuance of convertible notes payable	15,000	14,000	—
Debt issuance costs	(567)	(544)	—
Redemption of convertible notes payable	(1,650)	—	—
Payments under debt obligations	—	(395)	(572)
Proceeds from exercise of stock options	1,685	1,351	2
Proceeds from exercise of warrants	5,685	4,975	—
Net cash provided by financing activities of continuing operations	254,492	19,387	7,835

Discontinued operations
Operating activities	—	—	(875)
Investing activities	—	—	—
Financing activities	—	—	—
Net cash used in discontinued operations	—	—	(875)

Net increase in cash	158,711	3,087	2,807
Cash, beginning of period	9,154	6,067	3,260
Cash, end of period	167,865	9,154	6,067

Cash paid for interest	—	15	70
Cash paid for income taxes	—	—	—

Non-cash transactions
Conversion of convertible notes into common stock	$16,499	$26,577	$—
Fair value of shares issued in acquisition	$—	$14,000	$—
Net assets assumed in acquisition	$—	$31	$—
Equity method investment from divestiture of consumer segment	$—	$—	$17,000
Note receivable from divestiture of consumer segment	$—	$—	$4,000
Unrealized gain on marketable securities	$—	$—	$864
Conversion of preferred stock into common stock	$—	$—	$10
See accompanying notes.

RED CAT HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – The Business
The Company was originally incorporated in February 1984. The Company is a drone technology company integrating robotic hardware and software for military, government and commercial operation. Since April 2016, the Company’s primary business has been to provide products, services, and solutions to the drone industry.
Note 2 – Summary of Significant Accounting Policies
Basis of Accounting
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave (beginning on September 5, 2024), Skypersonic, and Blue Ops (beginning July 1, 2025). The consolidated financial statements also include the accounts of Rotor Riot and Fat Shark (collectively, the “Consumer segment”) through the sale date of February 16, 2024. Non-majority owned investments, including the formerly wholly owned subsidiaries Rotor Riot and Fat Shark, were accounted for using the equity method because the Company was able to significantly influence the operating policies of the investee. Intercompany transactions and balances have been eliminated.
The Consumer segment businesses are characterized as discontinued operations in these financial statements. The operating results and cash flows of discontinued operations are separately stated in those respective financial statements. See Note 4.
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources, and assesses the performance of the resources, on a consolidated net income (loss) basis. The CODM does not evaluate profitability below the level of the consolidated company. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company's significant segment expenses are included in the Company's consolidated statements of operations. The Company's significant segment expenses that are reviewed by our CODM on a regular basis to manage performance and allocate resources include cost of goods sold, research and development and sales and marketing.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, revenue recognition, valuation of long-lived assets including identifiable intangibles and goodwill, inventory reserves, allowance for doubtful accounts, deferred tax assets and liabilities, warranty liabilities, convertible notes payable, and stock based-compensation.
Cash
At December 31, 2025 and 2024, we had cash of $167.9 million and $9.2 million, respectively, in multiple commercial banks and financial services companies. We have not experienced any loss on these cash balances and believe they are not exposed to any significant credit risk.
Accounts Receivable, net
Accounts receivable are recorded at the invoiced amount less allowances for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based on a multitude of factors, including historical bad debt levels for its customer base, experience with a specific customer, the economic environment, and other factors. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was $0.5 million and $— million as of December 31, 2025 and 2024, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of December 31, 2025 and December 31, 2024 were as follows:

	December 31,
	2025	2024
Customer A	88%	*
Customer B	*	36%
Customer C	*	17%
Customer D	*	15%
*Accounts Receivable was less than 10%
For the year ended December 31, 2025, one customer accounted for equal to or greater than 10% of total revenue, totaling 73%. For the eight months ended December 31, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 19%, 19% and 11%, respectively. For the year ended April 30, 2024, three customers accounted for equal to or greater than 10% of total revenue, totaling 28%, 23% and 10%, respectively.
Inventories
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
Goodwill and Long-lived Assets
Goodwill represents the future economic benefit arising from other assets acquired in an acquisition that are not individually identified and separately recognized. The Company tests goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, (“ASC 350”). Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test. The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
The estimate of fair value of a reporting unit is computed using either an income approach, a market approach, or a combination of both. Under the income approach, the Company utilizes the discounted cash flow method to estimate the fair value of a reporting unit. Significant assumptions inherent in estimating the fair values include the estimated future cash flows, growth assumptions for future revenues (including gross profit, operating expenses, and capital expenditures), and a rate used to discount estimated future cash flow projections to their present value based on estimated weighted average cost of capital (i.e., the selected discount rate). Our assumptions are based on historical data, supplemented by current and anticipated market conditions, estimated growth rates, and management’s plans. Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate and consider risk profiles, size, geography, and diversity of products and services. The Company assesses goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit's fair value. For the year ended December 31, 2025, the eight months ended December 31, 2024, and year ended April 30, 2024, the Company did not recognize any impairment of goodwill. There were no accumulated impairment losses as of December 31, 2025 and 2024.
Goodwill for Teal and FlightWave is ascribed to existing relationships with several U.S. government agencies including classification as approved vendors. The Company expects that the Goodwill recognized in each transaction will be deductible for tax purposes.
Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value.
Property and equipment
Property and equipment is stated at cost less accumulated depreciation which is calculated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally: (i) furniture and fixtures - seven years, (ii) equipment and related - two to five years, and (iii) leasehold improvements – nine to fifteen years.
Equity Method Investment
The equity method of accounting is applied to investments in which the Company has an ownership interest of between 20% and 50%. The Company evaluates its equity method investments each reporting period for evidence of a loss in value that is other than a temporary decline. Evidence of a loss in value might include, but would not necessarily be limited to, absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment. The Company performed this analysis and concluded that its investment in UMAC was other-than-temporarily impaired and recognized an impairment charge of $11.4 million for the year ended April 30, 2024. See Note 7 for additional information.
Leases
Accounting Standards Codification (ASC) 842 requires the recognition of assets and liabilities associated with lease agreements. The Company determines if a contract is a lease or contains a lease at inception. Operating lease liabilities are measured, on each reporting date, based on the present value of the future minimum lease payments over the remaining lease term. The Company’s leases do not provide an implicit rate. Therefore, the Company calculates an incremental borrowing rate based on information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments when calculating its incremental borrowing rates. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term with the operating lease asset reduced by the amount of the expense. Lease terms may include options to extend or terminate a lease when they are reasonably certain to occur.
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
The Company’s financial instruments mainly consist of cash, accounts receivable, current assets, accounts payable, accrued expenses, short-term debt obligations, and convertible notes payable. The recorded carrying amounts of cash, accounts receivable, current assets, accounts payable, accrued expenses, and notes payable are considered to approximate their estimated fair values due to their short-term nature. Liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consisted of convertible notes payable. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Convertible Notes Payable
The Company elected the fair value option for its convertible notes payable and measures fair value based on significant inputs not observable in the market, which caused them to be classified as Level 3 measurements within the fair value hierarchy. Changes in the fair value of the convertible notes payable related to updated assumptions and estimates were recognized as a convertible notes payable fair value adjustment within the consolidated statements of operations and comprehensive loss.
In determining the fair value of the convertible notes payable for the year ended December 31, 2025, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.
An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approach used, these or other inputs may have a more significant impact on the estimated fair value.
The Company calculated the estimated fair value of the convertible notes payable using the following assumptions:

	Year ended December 31, 2025	Eight months ended December 31, 2024
Issuance date	2/10/2025	10/1/2024 - 11/26/2024
Maturity date	5/10/2026	10/1/2026 - 11/26/2026
Stock price	7.42 – 10.47	3.06 – 11.03
Expected volatility factor	115.7 – 128.7%	92.8 – 103.2%
Risk-free interest rate	3.57 - 3.70%	4.21 - 5.21%

The following table presents changes in the Level 3 convertible notes payable measured at fair value for the year ended December 31, 2025 (in thousands):

Balance, January 1, 2025	$—
Additions	14,434
Fair value measurement adjustments	11,444
Gain on extinguishment	(3,211)
Redemption	(1,650)
Conversion into common stock	(16,499)
Balance, December 31, 2025	$4,518
The following table presents changes in the Level 3 convertible notes payable measured at fair value for the eight months ended December 31, 2024 (in thousands):

Balance, May 1, 2024	$—
Additions	13,456
Fair value measurement adjustments	13,121
Conversion into common stock	(26,577)
Balance, December 31, 2024	$—
Warrants
The fair value of the warrants issued during the year ended December 31, 2025 and during the eight months ended December 31, 2024 were estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. For the year ended December 31, 2025 and for the eight months ended December 31, 2024, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received. The warrants are equity classified.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $0.3 million and $0.2 million at December 31, 2025 and December 31, 2024, respectively. The Company expects all customer deposits as of December 31, 2025 to be recognized as revenue during the year ending December 31, 2025.

The following table presents the Company’s revenue disaggregated by revenue type (in thousands):

	For the Year Ended December 31, 2025	For the Eight Months Ended December 31, 2024	For the Year Ended April 30, 2024

Contract related	$2,850	$886	$4,173
Product related	37,879	3,964	13,663
Total	$40,729	$4,850	$17,836
Research and Development
Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, materials, and a proportionate share of overhead costs such as rent.
Product Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was approximately $0.5 million and $0.7 million as of December 31, 2025 and December 31, 2024, respectively.
Income Taxes
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
Comprehensive Loss
Comprehensive loss consists of net loss and comprehensive loss. Comprehensive loss refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net loss. Our comprehensive loss is comprised of foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. During the year ended December 31, 2025, there were no differences between net loss and comprehensive loss. During the eight months ended December 31, 2024, comprehensive loss was $5 thousand higher than net loss, related to foreign currency translation adjustments. During the year ended April 30, 2024, comprehensive loss was $0.9 million lower than net loss, related to unrealized gains on available-for-sale securities totaling $0.9 million, offset by foreign currency translation adjustments of $2 thousand.
Stock-Based Compensation
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
Basic and Diluted Net Loss per Share
Basic and diluted net loss per share has been calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were excluded from the computation of diluted net loss per share of common stock because they were anti-dilutive. The conversion or exercise of these common stock equivalents would dilute earnings per share if we become profitable in the future. The two-class method is not used because the Series B Preferred Stock does not participate in losses. As such, the net loss was attributed entirely to common stockholders. Outstanding securities not included in the computation of diluted net loss per share because their effect would have been anti-dilutive include (in thousands):

	December 31, 2025	December 31, 2024	April 30, 2024
Series B Preferred Stock, as converted	4	4	4
Stock options	4,701	5,242	6,780
Warrants	583	914	2,276
Restricted stock	2,124	1,544	175
Total	7,412	7,704	9,235
Related Parties
Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 18.
Liquidity and Going Concern
During the year ended December 31, 2025, the Company significantly strengthened its liquidity position through multiple equity financings. In April 2025, June 2025, and September 2025, the Company completed financings with gross proceeds of approximately $30.0 million, $46.8 million, and $172.5 million, respectively. As of December 31, 2025, working capital totaled $212.1 million.
As a result of these capital raises, the Company materially increased its working capital position and improved its capacity to meet expected operating and capital requirements. Management has concluded that the Company has sufficient financial resources for at least the next twelve months from the date the consolidated financial statements are issued.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09 requiring enhanced annual disclosures regarding the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 13, Income Taxes for inclusion of new disclosures required.
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03 expanding disclosure requirements related to certain income statement expenses. The amendments require tabular disclosure of certain operating expenses disaggregated into categories, such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. The amendments are effective for our fiscal year ending December 31, 2027 and may be applied retrospectively. While the Company is still evaluating the specific impacts and adoption method, the Company anticipates this guidance will have a significant impact on our consolidated financial statement disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

Note 3 – Business Combination
On September 4, 2024, the Company entered into an Asset Purchase Agreement (the “APA”) with FlightWave Aerospace Systems Corporation (the “Seller”) to broaden the Company’s range of drone products. The seller sold certain assets used in designing, developing, manufacturing, and selling long range, AI-powered UAVs for commercial use. Pursuant to the APA, the Company has acquired substantially all of the assets owned, controlled or used by the Seller for an aggregate purchase price of $14.0 million worth of shares of the Company’s common stock, and as such, the asset purchase will be treated as a business combination. The purchase price is payable as follows:
•$7.0 million worth of the Company’s common stock issued on September 30, 2024, totaling 2,544,991 shares, equal to the VWAP on such date.
•$7.0 million worth of the Company’s common stock issued on December 31, 2024, totaling 819,830 shares, equal to the VWAP on such date.
Goodwill for FlightWave is ascribed to existing relationships with several U.S. government agencies including classification as approved vendors. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.
The summary of the purchase price and its related allocation at fair market value is as follows (in thousands):

Shares issued	$14,000
Total Purchase Price	$14,000

Assets acquired
Inventory	$298
Operating lease right-of-use assets	128
Other assets	69
Brand name	567
Backlog	276
Customer relationships	900
Proprietary technology	3,705
Goodwill	8,676
Total assets acquired	14,619
Liabilities assumed
Accounts payable and accrued expenses	265
Customer deposits	196
Operating lease liabilities	158
Total liabilities assumed	619
Total fair value of net assets acquired	$14,000
Brand name, backlog, customer relationships and proprietary technology are included in intangible assets on the consolidated balance sheets. The carrying value of brand name is not being amortized but is reviewed quarterly and formally evaluated at year end for impairment or more often if indicators exist. Backlog, customer relationships and proprietary technology are being amortized over seven years. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end or more often if indicators exist.
Consolidated Results of Operations
During the period from the FlightWave acquisition date through December 31, 2024, the Company’s consolidated results of operations included $1.0 million of operating losses associated with the results of operations of FlightWave.

Supplemental Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information summarizes the results of operations for the Company as though the Business Combination had occurred on May 1, 2022. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition taken place on the date indicated, or the future consolidated results of operations of the Company (in thousands).

Eight months ended December 31, 2024
Consolidated
Revenues	$5,492

Net Loss	(45,289)

Loss per share – basic and diluted	(0.59)

Year ended April 30, 2024
Consolidated
Revenues	$18,872

Net Loss	(26,127)

Loss per share – basic and diluted	(0.43)
Note 4 – Divestiture of Consumer Segment
On February 16, 2024, the Company closed the sale of Rotor Riot and Fat Shark to Unusual Machines. The sale was conducted pursuant to a Share Purchase Agreement dated November 21, 2022, as amended on April 13, 2023, July 10, 2023, and December 11, 2023 (the “SPA”). The transaction closed concurrently with UMAC’s initial public offering and listing on the NYSE American exchange (“IPO”) under the symbol “UMAC.” The sale resulted in a gain that was recorded in the consolidated statement of operations.
The total consideration received by the Company was valued at $22.0 million and consisted of i) $1.0 million in cash, ii) $4.0 million in a secured promissory note (“Promissory Note”) including a post-closing adjustment for excess working capital of $2.0 million, iii) $17.0 million in securities of UMAC.
The Promissory Note from UMAC bore interest at a rate of 8% per year, was due 18 months from the date of issue, and required monthly payments of interest due in arrears on the 15th day of each month.
The $17.0 million worth of UMAC common stock was valued at the IPO price for UMAC’s common stock of $4.00 per share, resulting in 4,250,000 shares of UMAC common stock being issued to the Company.
The Consumer segment has been classified as Discontinued Operations and reported in accordance with the applicable accounting standards. The Consumer segment had no activity for the year ended December 31, 2025 or for the eight months ended December 31, 2024. Set forth below are the results of operations for the Consumer segment for the year ended April 30, 2024 (in thousands).

Year ended April 30, 2024
Revenues	$4,214
Cost of goods sold	4,578
Gross loss	(364)
Operating Expenses
Research and development	118
Sales and marketing	1,158
General and administrative	863
Total operating expenses	2,139
Operating loss	(2,503)
Other expense (income)
Interest expense	23
Other, net	—
Other expense (income)	23
Net loss from discontinued operations	$(2,526)

Note 5 – Inventories, Net
Inventories consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$19,794	$8,421
Work-in-process	3,751	899
Finished goods	2,404	4,151
Inventories, gross	25,949	13,471
Reserve for inventory excess and obsolescence	(2,497)	(520)
Inventories, net	$23,452	$12,951
Note 6 – Intangible Assets, Net
Intangible assets relate to acquisitions completed by the Company, including those described in Note 3, and were as follows (in thousands):

	December 31, 2025			December 31, 2024
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$7,987	$(3,879)	$4,108	$7,987	$(2,640)	$5,347
Backlog	276	(184)	92	276	(17)	259
Customer relationships	900	(178)	722	900	(50)	850
Non-compete agreements	65	(65)	—	65	(65)	—
Total finite-lived assets	9,228	(4,306)	4,922	9,228	(2,772)	6,456
Brand name	1,997	—	1,997	1,997	—	1,997
Total indefinite-lived assets	1,997	—	1,997	1,997	—	1,997
Total intangible assets, net	$11,225	$(4,306)	$6,919	$11,225	$(2,772)	$8,453

Proprietary technology is being amortized over six to seven years. Backlog is being amortized over two years. Customer relationships is being amortized over seven years. Non-compete agreements are being amortized over three years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end. Amortization expense totaled $1.5 million for the year ended December 31, 2025, $0.8 million for the eight months ended December 31, 2024, and $0.9 million for the year ended April 30, 2024, respectively.
As of December 31, 2025, expected amortization expense for finite-lived intangible assets for the next five years is as follows (in thousands):

Fiscal Year Ended:
2026	$1,459
2027	1,131
2028	658
2029	658
2030	658
Thereafter	358
Total	$4,922
Note 7 – Sale of Equity Method Investment
On July 22, 2024, the Company sold all of its securities in UMAC to two unaffiliated third-party purchasers (the “Purchasers”). As part of the transaction, on July 22, 2024, the Company entered into an Exchange Agreement with UMAC pursuant to which the Company exchanged 4,250,000 shares of UMAC’s common stock, par value $0.001 per share, for 4,250 shares of UMAC’s newly designated Series A Convertible Preferred Stock (the “Series A”). The Company sold the Series A ownership interest ($4,408,357 at time of sale) and the Note Receivable of $4.0 million to the Purchasers for $4.4 million in cash pursuant to a Purchase Agreement in a transaction that closed on July 22, 2024.
Prior to the sale, the Company had owned a 46% interest in Unusual Machines. The primary business operations included selling first-person-view video goggles for drone pilots, drones, parts and related equipment to the consumer marketplace. UMAC’s financial statements were prepared in accordance with GAAP. See Note 4 for additional information.
Financial information for UMAC was derived from UMAC’s Form 10-Q for the six months ended June 30, 2024 and was as follows (in thousands):

Current assets	$5,117
Long-term assets	20,083
Current liabilities	931
Long-term liabilities	4,297
Revenues	2,030
Gross profit	593
Net loss	$(2,718)
The Company’s investments in UMAC have been impacted by the following (in thousands):

Initial investment, February 16, 2024	$17,000
Equity method loss	(1,238)
Impairment	(11,354)
Investment balance, June 30, 2024	$4,408
Sale of ownership interest	(4,408)
Investment balance, July 22, 2024	$—
The computation of both the initial investment as of February 16, 2024 and investment balance prior to the sale were based on the fair market value of UMAC’s common stock.

Note 8 – Property and Equipment, Net
Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows (in thousands):

	December 31, 2025	December 31, 2024
Equipment and related	$2,118	$1,633
Leasehold improvements	1,653	1,556
Furniture and fixtures	1,275	227
Construction in progress	4,241	—
Accumulated depreciation	(1,490)	(1,535)
Net carrying value	$7,797	$1,881
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of products which have not yet been placed in service. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense totaled $0.7 million for the year ended December 31, 2025, $0.6 million for the eight months ended December 31, 2024, and $0.6 million for the year ended April 30, 2024, respectively.
Note 9 – Other Long-Term Assets
Other long-term assets included (in thousands):

	December 31, 2025	December 31, 2024
Investment in equity securities	$692	$250
Security deposits	535	60
Total	$1,227	$310
In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $0.3 million to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE provided that the Company's investment would convert into shares of Firestorm's Preferred Stock upon the occurrence of a qualified equity financing. In July 2025, Firestorm completed a Series A Preferred Stock financing, and the Company's SAFE investment converted into shares of Firestorm's Series A Preferred Stock. The Company's investment has been recorded at fair value. Changes in the fair value of the investment are recognized in other income on the consolidated statements of operations.
Note 10 – Right of Use Assets and Liabilities
As of December 31, 2025, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 14.67 years, including options to extend certain leases for up to ten years. Operating lease expense totaled $1.3 million for the year ended December 31, 2025, $0.4 million for the eight months ended December 31, 2024, and $0.4 million for the year ended April 30, 2024, respectively.
During the year ended December 31, 2025, the Company entered into four new operating leases, which resulted in right-of-use assets and lease liabilities of $10.3 million. The Company also amended an existing lease to expand its office space, which increased right-of-use assets and lease liabilities by $2.0 million. These transactions represent non-cash additions to right-of-use assets and lease liabilities.

Supplemental information related to operating leases for the year ended December 31, 2025 was:

Operating cash paid to settle lease liabilities (in thousands)	$985
Weighted average remaining lease term (in years)	9.04
Weighted average discount rate	12%
Future lease payments at December 31, 2025 were as follows (in thousands):

Fiscal Year Ended:
2026	$2,554
2027	2,743
2028	2,709
2029	2,695
2030	2,561
Thereafter	10,009
Total	23,271
Imputed interest	(9,704)
Total liability	$13,567
Note 11 – Debt Obligations
A.Decathlon Capital
On August 31, 2021, Teal entered into an Amended and Restated Loan and Security Agreement with Decathlon Alpha IV, L.P. (“DA4”) in the amount of $1.7 million (the “Loan”), representing the outstanding principal amount previously due and owing by Teal to DA4. Interest on the Loan accrued at a rate of ten (10%) percent per annum. Principal and interest were payable in monthly installments of $49.3 thousand. The balance was paid off in September 2024.
B.Pelion Note
In May 2021, Teal entered into a note agreement totaling $0.4 million which is payable upon demand and classified as a current liability on the consolidated balance sheets. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. Accrued interest at December 31, 2025 and December 31, 2024 totaled $2.1 thousand and $1.6 thousand, respectively.
C.Corporate Equity
Beginning in October 2021, and amended in January 2022, Teal financed a total of $0.1 million of leasehold improvements with Corporate Equity, LLC. The loan bore interest at 8.25% annually and required monthly payments of $3.6 thousand. The balance was paid off in December 2024.
D.Ascentium Capital
In September 2021, Teal entered into a financing agreement with Ascentium Capital to fund the purchase of a fixed asset totaling $24.4 thousand with monthly payments of $0.7 thousand. The balance was paid off in October 2024.

E.Summary
Future annual principal payments at December 31, 2025 were as follows (in thousands):

Fiscal Year Ended:
2026	$350
Thereafter	—
Total	$350
Note 12 – Convertible Notes Payable
A.September 2024 Securities Purchase Agreement
In September 2024, the Company entered into a Securities Purchase Agreement (the “September 2024 SPA”) with Lind Global Asset Management X LLC (“Lind X”). Under the September 2024 SPA, the Company received approximately $8.0 million in funding from Lind X in exchange for a Senior Secured Convertible Promissory Note in the amount of $9.6 million (the “September 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 750,000 shares of our common stock at a price of $6.50 per share, exercisable for five years (the “September 2024 Warrant”). The September 2024 Note was secured by substantially all assets of the Company. As additional consideration to Lind X, the Company paid a commitment fee in the amount of $0.3 million. The September 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $0.5 million beginning six months from the issuance date. At the Company’s option, monthly payments could have been increased up to $1.0 million so long as the Company’s market capitalization was at least $50.0 million. In addition, if the Repayment Share Price (as defined below) was equal to or greater than $2.00, Lind X could have at its option, increased the monthly payment amount up to $1.3 million for up to two months. The monthly payments due under the September 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the September 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind X converted the entire $9.6 million note payable into 1,476,923 shares of the Company’s common stock at a conversion price of $6.50 per share.
Amendment: In November 2024, the Company entered into a First Amendment (the “November 2024 SPA Amendment”) to the September 2024 SPA with Lind X. The November 2024 SPA Amendment amends the terms of the September 2024 SPA with Lind X. Upon closing of the November 2024 SPA Amendment, the Company received approximately $6.0 million in funding from Lind X in exchange for issuance of a Senior Secured Convertible Promissory Note in the amount of $7.2 million (the “November 2024 Note”) and a Common Stock Purchase Warrant for the purchase of 326,000 shares of Common Stock at a price of $9.20 per share, exercisable for five years (the “November 2024 Warrant”). As additional consideration to Lind X, the Company paid a commitment fee in the amount of $0.2 million. The November 2024 Note, which did not accrue interest, would have been repaid in eighteen consecutive monthly installments in the amount of $0.4 million beginning six months from the issuance date. At the Company's option, monthly payments could have been increased up to $0.8 million so long as our market capitalization was at least $50.0 million. In addition, if the Repayment Share Price was equal to or greater than $2.00, Lind X could have at its option, increased the monthly payment amount up to $1.0 million for up to two months. The monthly payments due under the November 2024 Note could have been made by the issuance of common stock valued at the Repayment Share Price, cash in an amount equal to 1.025 times the required payment amount, or a combination thereof. The Repayment Share Price was defined in the November 2024 Note as ninety percent of the average of the five consecutive lowest daily VWAPs for our common stock during the twenty trading days prior to the payment date, subject to a floor price of $0.75 per share. The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. In December 2024, Lind X converted the entire $7.2 million note payable into 782,607 shares of the Company’s common stock at a conversion price of $9.20 per share.

B.February 2025 Securities Purchase Agreement
In February 2025, the Company entered into another Securities Purchase Agreement (the “February 2025 SPA”) with Lind Global Asset Management XI LLC ("Lind XI," and together with Lind X, "Lind"). Under the February 2025 SPA, the Company received approximately $15.0 million in funding from Lind XI in exchange for a Senior Convertible Promissory Note in the amount of $16.5 million (the “February 2025 Note”) and a Common Stock Purchase Warrant for the purchase of 1,000,000 shares of our common stock at a price of $15.00 per share, exercisable for five years (the “February 2025 Warrant”). The February 2025 Note is secured by substantially all assets of the Company. As additional consideration to Lind XI, the Company paid a commitment fee in the amount of $0.5 million.
Terms: The February 2025 Note’s terms include, (i) the balance of the February 2025 Note was due and payable on February 10, 2026; (ii) the amount due under the February 2025 Note was convertible by Lind XI from time to time at a price equal to the lower of “Conversion Price” of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for the Company’s common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price; (iii) conversions under the February 2025 Note are limited to a maximum of $1.7 million in any calendar month, subject to increase upon our optional written consent; and (iv) upon receipt of a conversion notice under the February 2025 Note, the Company could, if the applicable Repayment Share Price is below the Conversion Price, elect to pay the conversion amount, plus a 2.50% premium, in cash and in lieu of issuing common stock. In the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the conversion price of the February 2025 Note as amended, the conversion price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock. Additionally, in the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the exercise price of the February 2025 Warrant as amended, the exercise price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock.
Amendment 1: In April 2025, the Company entered into a First Amendment (the “April 9, 2025 Amendment”) to the terms of the February 2025 Note and February 2025 Warrant. The February 2025 Note and the February 2025 SPA contained certain covenants, including: (i) in the event of new issuances of the Company’s common stock at a price less than the Conversion Price then in effect, the Conversion Price will be adjusted to the price paid for the newly issued shares of common stock (the “Price Reset Provision”); (ii) in the event the Company issues new securities in exchange for gross proceeds of greater than $15.0 million, the Company is required to pay the lower of 20% of the proceeds of such offering, or 20% of the balance of the February 2025 Note, toward repayment of the February 2025 Note (the “Offering Proceeds Provision”); and (iii) in the event the Company undertakes a new offering of securities, Lind XI has the right to purchase up to 20% of the securities issued in the new offering (the “Participation Rights”). The Warrant contained provisions that would adjust the exercise price of the Warrant in certain circumstances, including if the Company issued new securities at a price less than the then-current exercise price.
Under the April 9, 2025 Amendment, and in exchange for a waiver of Price Reset Provision and certain other covenants in connection with the proposed April Registered Direct Offering (as defined below), the terms of the February 2025 Note, Warrant and the SPA were amended. The balance of the February 2025 Note was increased to $18.2 million. The Conversion Price of the February 2025 Note was lowered to $9.52 per share. The exercise price for the Warrant was lowered to $7.62 per share. The maturity date of the February 2025 Note was extended to May 10, 2026. Upon receipt of a conversion notice under the February 2025 Note, we could, if the applicable Repayment Share Price was below the Conversion Price, elect to pay up to 50% of the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock. The Price Reset Provision, the Offering Proceeds Provision, and the Participation Rights were waived for a limited time, until April 17, 2025. The Company accounted for this amendment as an extinguishment of debt and recorded a loss of $4.6 million during the year ended December 31, 2025.
Amendment 2: In April 2025, the Company entered into a (i) Second Amendment to the February 2025 Note and February 2025 Warrant; (ii) First Amendment to the November 2024 Warrant and (iii) First Amendment to the February 2025 SPA (collectively, the “Agreement”). Under the terms of the Agreement, the Company and Lind amended each of the February 2025 Note, the February 2025 Warrant and the November 2024 Warrant to include a cap on the amount of shares issuable upon conversion and/or exercise of each aforementioned security such that the shares issuable under each of them shall not exceed the maximum number of shares of the Company’s common stock which may be issued by the Company in the absence of stockholder approval as provided by Nasdaq Rule 5635(d). In addition, Section 5.13 of the February 2025 SPA was amended to extend the deadline to obtain Stockholder Approval (as defined in the February 2025 SPA) to June 30, 2025. In addition, certain stockholders of the Company entered into support agreements under which they agreed to vote in favor of the matter presented to the Company’s stockholders for the Stockholder Approval.

Drawdowns:
•On April 15, 2025, the Company redeemed $1.7 million of the February 2025 Note for a cash payment of $1.7 million.
•On May 1, 2025, Lind converted $1.7 million of the February 2025 Note into 372,460 shares of the Company’s common stock at a conversion price of $4.43 per share.
•On June 2, 2025, Lind converted $1.7 million of the February 2025 Note into 331,991 shares of the Company’s common stock at a conversion price of $4.97 per share.
•On July 1, 2025, Lind converted $1.7 million of the February 2025 Note into 265,273 shares of the Company’s common stock at a conversion price of $6.22 per share.
•On August 1, 2025, Lind converted $1.7 million of the February 2025 Note into 262,321 shares of the Company’s common stock at a conversion price of $6.29 per share.
•On September 8, 2025, Lind converted $1.7 million of the February 2025 Note into 214,564 shares of the Company's common stock at a conversion price of $7.69 per share.
•On October 1, 2025, Lind converted $1.7 million of the February 2025 Note into 213,178 shares of the Company’s common stock at a conversion price of $7.74 per share.
•On November 28, 2025, Lind converted $1.7 million of the February 2025 Note into 276,845 shares of the Company’s common stock at a conversion price of $5.96 per share.
•On December 8, 2025, Lind converted $1.7 million of the February 2025 Note into 276,845 shares of the Company’s common stock at a conversion price of $5.96 per share.
Each of the drawdowns listed above occurred at a variable conversion rate below the Conversion Price. Consequentially, the drawdown represented the exercise of a share settled redemption feature for accounting purposes. The Company applied extinguishment accounting which resulted in a $3.2 million gain on extinguishment of convertible notes payable for the year ended December 31, 2025.
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
The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. See Note 2 for further information. The Company’s convertible notes payable balance at December 31, 2025 was $4.5 million.
Note 13 – Income Taxes

Consolidated income/(loss) before provision for income taxes consists of:

	Year ended December 31, 2025	Eight months ended December 31, 2024
US	$(71,632)	$(43,614)
Foreign	—	—
Total income/(loss) before income taxes	$(71,632)	$(43,614)

The Company's provision for income taxes consists of the following (in thousands):

	Year ended December 31, 2025	Eight months ended December 31, 2024
Current:
Federal	$—	$—
State	—	—
Total current income tax expense	—	—
Deferred:
Federal	364	—
State	79	—
Total deferred income tax expense	443	—
Total income tax expense	$443	$—

The Company's provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income/(loss) before taxes after the adoption of ASU 2023-09 as follows:

	Year ended December 31, 2025
U.S. federal statuary rate	$(15,043)	(21.00)%
State income taxes, net of federal benefit[1]	(790)	(1.10)
Change in valuation allowance	14,128	19.72
Nontaxable or nondeductible items:
Stock compensation	304	0.42
Equity transactions	1,729	2.41
Other nondeductible items	63	0.09
Other	52	0.07
Total expense for income taxes	$443	0.62%

1Alabama, Pennsylvania, and Virginia contributed to the majority of the tax effect in the category.

The Company's provision for income tax differs from the amount computed by applying the statutory federal income tax rate to income/(loss) before taxes prior to the adoption of ASU 2023-09 as follows:

Eight months ended December 31, 2024
U.S. federal statuary rate	(21.00)%
State income taxes, net of federal benefit	(3.17)
Change in valuation allowance	17.12
Stock compensation	0.92
Equity transactions	6.10
Goodwill impairment	0.24
Change in tax rates	(0.35)
Other nondeductible items	0.14
Total expense for income taxes	—%

The following schedule presents the tax effects of temporary differences that result in significant portions of deferred tax assets (DTAs) and deferred tax liabilities (DTLs) (in thousands):

	As of December 31, 2025	As of December 31, 2024
Gross deferred tax assets
Allowance for bad debts	$66	$7
Accrued expenses	30	29
Inventory	611	77
Warranty expenses	107	144
Research and development	2,333	3,012
Net operating loss	34,632	19,786
Tax credits	144	144
Stock based compensation	4,412	3,178
Lease liabilities	3,303	237
Interest carryforwards	529	500
Total deferred tax assets before valuation allowance	46,167	27,114
Valuation allowance	(42,238)	(25,776)
Total deferred tax assets	3,929	1,338
Gross deferred tax liabilities
Intangibles	(627)	(770)
Property and equipment	(473)	(391)
Right-of-use assets	(3,207)	(223)
Investments	(65)	46
Total deferred tax liabilities	(4,372)	(1,338)
Net deferred tax liabilities	$(443)	$—

The Company has federal and state net operating loss carryforwards of approximately $138.7 million and $134.6 million, respectively, as of December 31, 2025. Approximately $7.6 million of the federal net operating losses begin to expire in 2035 and approximately $131.1 million of the federal net operating losses have an indefinite carryforward period subject to taxable income limitations. The federal and state net operating loss carryforwards have several limitations applied to their usage related to Internal Revenue Code Section ("IRC Sec.") 382 limitations and separate return limitations. The Company has not completed a formal Sec. 382 analysis or study. The Company has IRC Sec. 163(j) interest carryforwards of approximately $2.1 million as of December 31, 2025, which have an indefinite carryforward period. The Company has research and development tax credit carryforwards as of December 31, 2025 of approximately $0.1 million that begin to expire in 2037. The Company did not pay any federal or state income tax payments.

The Company evaluates all available evidence to determine if a valuation allowance is needed to reduce its deferred tax assets. Management has concluded that it is more likely than not that a portion of its existing tax benefits will not be realized in the near future. Accordingly, the Company has recorded a valuation allowance of approximately $42.2 million at December 31, 2025 to reduce its deferred tax assets.

The Company annually conducts an analysis of its tax positions and has concluded that it has no uncertain tax positions as of December 31, 2025. The Company is currently not under audit in any jurisdictions. The 2021 through 2024 tax years are open to examination by the various federal and state jurisdictions in which the Company operates. The Company’s policy is to record uncertain tax positions as a component of income tax expense.

Note 14 – Common Stock
Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company since April 30, 2023 is as follows (in thousands):

Description of Shares	Shares Issued
Shares outstanding as of April 30, 2024	74,289
Vesting of restricted stock units	1,030
Exercise of stock options	2,475
Exercise of warrants	1,796
Acquisition of FlightWave	3,365
Conversion of convertible notes into common stock	2,260
Shares outstanding as of December 31, 2024	85,215
Vesting of restricted stock units	292
Exercise of stock options	2,174
Exercise of warrants	1,262
Issuance of common stock through public offerings	29,142
Conversion of convertible notes into common stock	2,213
Acquisition adjustment	(122)
Retirement of common shares	(106)
Shares outstanding as of December 31, 2025	120,070
Public Offerings
In April 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “April Registered Direct Offering”), an aggregate of 4,724,412 shares of the Company’s common stock, par value $0.001 per share, at a price of $6.35 per share. The gross proceeds to the Company from the April Registered Direct Offering were approximately $30.0 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
In June 2025, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “June Registered Direct Offering”), an aggregate of 6,448,276 shares of the Company’s common stock, par value $0.001 per share, at a price of $7.25 per share. The gross proceeds to the Company from the June Registered Direct Offering were approximately $46.8 million, before deducting the placement agents’ fees and other offering expenses payable by the Company.
In September 2025, the Company entered into an underwriting agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “September Registered Direct Offering”), an aggregate of 15,625,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $9.60 per share. The Company also granted the underwriters a thirty day option to purchase up to an additional 2,343,750 shares of common stock at the public offering price, which the underwriters exercised in full at closing. The gross proceeds to the Company from the September Registered Direct Offering were approximately $172.5 million, before deducting the underwriters’ fees and other offering expenses payable by the Company.

Note 15 – Preferred Stock
Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at December 31, 2025 totaled 4,676 which are convertible into 3,896 shares of common stock.
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
In February 2025, the Company issued warrants to purchase 1,000,000 shares of common stock to Lind, as further described in Note 12. The warrants have a five-year term and an exercise price of $15.00 which was amended to $7.62 on the First Amendment to the agreement on April 9, 2025. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.
The following table summarizes the changes in warrants outstanding since April 30, 2024.

	Number of Shares (in thousands)	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 30, 2024	2,276	$2.49	2.77	$666
Granted	1,076	7.32	5.00
Exercised	(2,438)	3.77
Outstanding at December 31, 2024	914	$4.76	2.40	$666
Granted	1,000	7.62	4.12
Exercised	(1,331)	7.55
Outstanding at December 31, 2025	583	$7.55	4.00	$219

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

Options
The range of assumptions used to calculate the fair value of options granted was as follows:

	Year ended December 31, 2025	Eight months ended December 31, 2024	Year ended April 30, 2024
Exercise Price	$6.73 – $11.38	$1.15 – 4.02	$0.72 – 1.12
Stock price on date of grant	6.73 – 11.38	1.20 – 4.02	0.70 – 1.12
Risk-free interest rate	3.69% – 4.44%	3.54% – 4.44%	3.46% – 4.41%
Dividend yield	—	—	—
Expected term (years)	5.00 – 6.00	5.17 – 5.78	5.28 – 8.25
Volatility	135.54% – 191.15%	190.46% – 199.03%	206.99% – 262.07%

A summary of options activity under the Plan since April 30, 2023 was:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of April 30, 2023	4,785	$1.88	8.72	75
Granted	2,903	1.02
Exercised	(3)	0.89
Forfeited or expired	(905)	2.27
Outstanding as of April 30, 2024	6,780	1.46	8.02	2,762
Granted	1,463	2.14
Exercised	(2,475)	1.69
Forfeited or expired	(123)	1.45
Outstanding as of December 31, 2024	5,645	1.54	7.90	59,780
Granted	2,051	7.58
Exercised	(2,723)	1.29
Forfeited or expired	(272)	2.41
Outstanding as of December 31, 2025	4,701	4.14	8.04	18,616
Exercisable as of December 31, 2025	1,085	$1.63	5.52	$6,865
The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of December 31, 2025, December 31, 2024 and April 30, 2024, there was $12.8 million, $4.1 million and $0.9 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.46, 1.25 and 1.95 years, respectively.

Restricted Stock
A summary of restricted stock activity under the Plan since April 30, 2023 was:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of April 30, 2023	781	$2.44
Granted	299	1.06
Vested	(485)	1.92
Forfeited	(420)	2.09
Unvested and outstanding as of April 30, 2024	175	2.09
Granted	3,073	2.58
Vested	(1,404)	1.43
Forfeited	(300)	1.14
Unvested and outstanding as of December 31, 2024	1,544	$3.84
Granted	1,279	7.11
Vested	(352)	7.19
Forfeited	(347)	1.34
Unvested and outstanding as of December 31, 2025	2,124	$5.67
As of December 31, 2025, December 31, 2024 and April 30, 2024, there was $9.3 million, $5.3 million and $2.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.45, 1.25 and 0.26 years, respectively.
Stock Compensation
Stock compensation expense by functional operating expense was (in thousands):

	Year ended December 31, 2025	Eight months ended December 31, 2024	Year ended April 30, 2024
Research and development	$1,152	$240	$395
Sales and marketing	2,319	1,040	562
General and administrative	7,091	2,823	2,652
Total	$10,562	$4,103	$3,609
Stock compensation expense pertaining to options totaled $5.9 million, $1.2 million, and $2.6 million for the year ended December 31, 2025, for the eight months ended December 31, 2024, and for the year ended April 30, 2024, respectively. Stock compensation expense pertaining to restricted stock totaled $4.7 million, $2.9 million, and $1.0 million for the year ended December 31, 2025, for the eight months ended December 31, 2024, and for the year ended April 30, 2024, respectively
Note 18 - Related-Party Transactions
In February 2024, the Company sold Rotor Riot and Fat Shark to Unusual Machines, as further described in Note 4 and Note 7. UMAC’s Chief Executive Officer was a direct relative of a former member of the Company’s management.

Note 19 – Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, we may be involved, at times, in various legal proceedings involving a variety of matters. We do not believe there are any pending legal proceedings that will have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. We have not recorded any litigation reserves as of December 31, 2025.
Note 20 – Subsequent Events
Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:
On January 5, 2026, Lind converted $1.7 million of the February 2025 Note into 245,170 shares of the Company’s common stock at a conversion price of $6.73 per share.
On January 22, 2026, Lind exercised 150,000 of the February 2025 Warrants at a price of $7.62 per share, resulting in proceeds of $1.1 million.
On February 2, 2026, Lind converted $1.7 million of the February 2025 Note into 175,159 shares of the Company’s common stock at a conversion price of $9.42 per share.
On March 12, 2026, Lind exercised 100,000 of the February 2025 Warrants at a price of $7.62 per share, resulting in proceeds of $0.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, and under the oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
Management identified material weaknesses due to an insufficient number of resources that resulted in inadequate levels of supervision and review and segregation of duties.
The control deficiencies did not result in any material misstatements. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025.
As a smaller reporting company and non-accelerated filer, we are not required to provide an auditor attestation on our internal control over financial reporting.
Management’s Remediation Plans
The above material weaknesses existed in prior year, and management has made progress towards their remediation as follows:

We have hired additional qualified personnel to establish more robust processes, perform effective risk assessment, and design and implement process-level controls to mitigate identified risks. We have enhanced the level of supervision and review and segregation of duties, formalized accounting and financial reporting policies and procedures manuals, and designed and implemented additional process-level controls, including those over complex transactions.
We believe the above actions will be effective in remediating the material weaknesses described above. However, the material weaknesses cannot be considered remediated until remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes In Controls Over Financial Reporting
There was no change in our internal controls over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as such term is defined in Item 408 of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will be included under the captions “Board of Directors and Corporate Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year (the “Proxy Statement”) and is incorporated herein by reference.
We have adopted a Corporate Code of Conduct and Ethics applicable to our directors, officers and employees which is designed to deter wrongdoing and to promote:
•honest and ethical conduct;
•full, fair, accurate, timely and understandable disclosure in reports and documents that we file with the SEC and in our other public communications;
•compliance with applicable laws, rules and regulations, including insider trading compliance; and
•accountability for adherence to the code and prompt internal reporting of violations of the code, including illegal or unethical behavior regarding accounting or auditing practices.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table lists, as of March 17, 2026, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our directors; (iii) each of our Named Executive Officers; and (iv) all executive officers and directors as a group. Information relating to the beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using the “beneficial ownership” concepts of the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Red Cat Holdings, Inc., 2800 S West Temple, Suite 5, South Salt Lake, UT 84115.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Annual Report to be filed with the SEC within 120 days after the close of our fiscal year ended December 31, 2025.

The percentages below are calculated based on 121,138,764 shares of common stock issued and outstanding as of March 17, 2026.

	Beneficially Owned		Voting Power
Named Executive Officers and Directors:

Jeffrey Thompson	13,329,894	(1)	10.7%
Geoffrey Hitchcock	204,987		*
Chris Ericson	26,023		*
Nicholas Liuzza	537,445	(2)	*
Joseph Freedman	335,260	(3)	*
Christopher Moe	223,073	(4)	*
General Paul E. Funk	165,028	(5)	*
All executive officers and directors as a group (9 persons)	14,821,710	(6)	11.4%

Greater than 5% Stockholders:
Jeffrey Thompson	13,329,894	(1)	10.7%
State Street Corporation	6,612,153	(7)	5.5%
BlackRock, Inc.	8,761,474	(8)	7.2%
*Represents less than 1%.

(1) Consists of 12,908,477 shares of common stock held directly by Mr. Thompson, 4,750 shares of common stock held directly by Mr. Thompson’s family member, and 416,667 shares issuable upon the exercise of options. Includes 2,250,000 shares that have been pledged to an unaffiliated third-party dealer in connection with variable prepaid forward contracts as described below.
As previously reported on Form 144 filed by Mr. Thompson on September 12, 2025, Mr. Thompson entered into a variable prepaid forward contract with an unaffiliated third-party dealer in September 2025 (the "September 2025 Contract"). The September 2025 Contract requires Mr. Thompson to deliver up to 750,000 shares of the Company's common stock, on September 15, 2026, the scheduled settlement date. The actual number of shares of common stock to be delivered by Mr. Thompson on the settlement date of the September 2025 Contract will be determined based on the volume weighted average price of the Company's common stock at settlement relative to an agreed forward floor price of $9.14 per share and a forward cap price of $13.44 per share, with the aggregate number of shares deliverable not to exceed 750,000 shares of common stock. Mr. Thompson may also elect to settle the September 2025 Contract in cash and thereby retain ownership of the pledged shares. Mr. Thompson retains all voting, dividend, and other rights in these pledged shares during the term of the pledge.
As previously reported on Form 144 filed by Mr. Thompson on December 29, 2025, Mr. Thompson entered into a separate variable prepaid forward contract with an unaffiliated third-party dealer in January 2026 (the “January 2026 Contract”). The January 2026 Contract requires Mr. Thompson to deliver up to 1,500,000 shares of the Company’s common stock, on January 25, 2027, the scheduled settlement date. The actual number of shares of common stock to be delivered by Mr. Thompson on the settlement date of the January 2026 Contract will be determined based on the volume weighted average price of the Company’s common stock at settlement relative to an agreed forward floor price of $11.88 per share and a forward cap price of $15.58 per share, with the aggregate number of shares deliverable not to exceed 1,500,000 shares of common stock. Mr. Thompson may also elect to settle the January 2026 Contract in cash and thereby retain ownership of the pledged shares. Mr. Thompson retains all voting, dividend, and other rights in the pledged shares during the term of the pledge.
The Company’s Insider Trading Policy effective March 12, 2026 and attached to this Form 10-K as Exhibit 19.1 permits hedging and pledges of shares with advance notice to the policy compliance officer and compliance with other provisions of the policy.

(2) Consists of 387,445 shares of common stock and 150,000 shares of common stock issuable upon the vesting of restricted stock units.
(3) Consists of 165,260 shares of common stock and 170,000 shares of common stock issuable upon the vesting of restricted stock units.
(4) Consists of 53,073 shares of common stock and 170,000 shares of common stock issuable upon the vesting of restricted stock units.
(5) Consists of 165,028 shares of common stock issuable upon the vesting of restricted stock units.
(6) Consists of 13,750,015 shares of common stock, 655,028 shares of common stock issuable upon the vesting of restricted stock units and 416,667 shares of common stock issuable upon exercise of stock options held by our current executive officers and directors within 60 days after March 17, 2026.
(7) Includes shares beneficially owned by State Street Corporation, of which State Street Corporation has shared voting power over 6,435,960 shares and shared dispositive power over 6,612,153 shares. The address for State Street Corporation is One Congress Street, Suite 1, Boston, MA 02114. The foregoing information is based solely on Schedule 13G of State Street Corporation filed on February 9, 2026, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.
(8) Includes shares beneficially owned by BlackRock, Inc., over all of which Blackrock, Inc. has sole voting and dispositive power. The address for Blackrock, Inc. is 50 Hudson Yards, New York, NY 10001. The foregoing information is based solely on Schedule 13G of Blackrock, Inc. filed on January 21, 2026, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.
Additional information required by this Item 12 will be included under the caption “Equity Incentive Plans” in the Proxy Statement and is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS, AND FINANCIAL STATEMENTS SCHEDULES.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, dated July 17, 2019 (incorporated by reference to Exhibit 3.1 to the Transition Report on Form 10-KT filed with the SEC on March 31, 2025)
3.2	Amended and Restated Bylaws effective September 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2022)
3.3	Certification of Designation of Series A Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
3.4	Certification of Designation of Series B Preferred Stock, dated May 10, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019)
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on August 13, 2020)
4.2#	Form of Stock Option Agreement, under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on August 8, 2024)
4.3#
Form of Restricted Share Unit Award Agreement, under the 2019 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed with the SEC on August 8, 2024)

4.4#
Form of Stock Option Agreement, under the 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company's Transition Report on Form 10-KT filed with the SEC on March 31, 2025)

4.5#
Form of Restricted Share Unit Award Agreement, under the 2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Transition Report on Form 10-KT filed with the SEC on March 31, 2025)

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

10.4	Asset Purchase Agreement, dated September 4, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.5	Form of Joinder Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.6	Form of Escrow Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.7	Form of Key Employee Non-Competition Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2024)
10.8	Securities Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.9	Form of Senior Secured Convertible Note issued September 23, 2024 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.10	Form of Common Stock Purchase Warrant issued September 23, 2024 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.11	Security Agreement (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on September 23, 2024)
10.12	First Amendment to Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)

10.13	Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)
10.14	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2024)
10.15#	Executive Employment Agreement with Geoffrey Hitchcock (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2024)
10.16#	2024 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.37 to the Company's Transition Report on Form 10-KT filed on March 31, 2025)
10.17	Securities Purchase Agreement, dated February 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025)
10.18
Form of Senior Secured Convertible Promissory Note, issued February 10, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025)

10.19	Form of Common Stock Purchase Warrant issued February 10, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025)
10.20	Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2025)
10.21	First Amendment to Senior Secured Convertible Promissory Note and Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2025)
10.22	Second Amendment to Senior Secured Convertible Promissory Note and Warrant (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.23	Form of Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.24	Placement Agency Agreement, dated April 10, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.25	Securities Purchase Agreement, dated April 10, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025)
10.26
Executive Employment Agreement, between Christian Ericson and the Company, dated March 5, 2025 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on May 14, 2025)

10.27	Placement Agency Agreement, dated June 17, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)
10.28	Securities Purchase Agreement, dated June 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)
10.29	Third Amendment to Senior Secured Convertible Promissory Note and Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2025)
10.30	Underwriting Agreement dated September 17, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2025)
10.31	Industrial Lease Renewal Agreement (Addendum 2), dated July 7, 2025 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)
10.32	Sublease Agreement, dated August 1, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)
10.33	Lease Agreement, dated August 14, 2025 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2025)
10.34*+	Executive Employment Agreement, between Christian Ericson and the Company, dated March 19, 2026
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of dbbmckennon
23.2*	Consent of KPMG
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on August 8, 2024)
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.LAB*	Inline XBRL Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
**This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#Indicates management contract or compensatory plan.
+Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item 601(b)(10).

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Red Cat Holdings, Inc.

Dated: March 19, 2026	By:	/s/ Jeffrey Thompson
Jeffrey Thompson
Chief Executive Officer and President
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey Thompson	Chief Executive Officer, President and Director	March 19, 2026
Jeffrey Thompson	(Principal Executive Officer)

/s/ Christian Morrison	Chief Financial Officer, Treasurer and Secretary	March 19, 2026
Christian Morrison	(Principal Financial and Accounting Officer)

/s/ Nicholas Liuzza, Jr.	Director	March 19, 2026
Nicholas Liuzza, Jr.

/s/ Christopher Moe	Director	March 19, 2026
Christopher Moe

/s/ Joseph Freedman	Director	March 19, 2026
Joseph Freedman

/s/ Paul Edward Funk II	Director	March 19, 2026
Paul Edward Funk II