Form 10-Q
period 2026-03-31
Red Cat Holdings, Inc.
filed 2026-05-07
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
Commission File Number: 001-40202
Red Cat Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0490034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 S West Temple, Suite 5 South Salt Lake, UT	84115
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 122,742,361 shares of the registrant’s common stock outstanding.

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
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our,” are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, which include Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), FW Acquisition, Inc. (“FlightWave”), Blue Ops, Inc. (“Blue Ops”), Skypersonic, Inc. (“Skypersonic”), Apium Swarming Technologies, Inc. ("Apium"), and UAVPatent Corp.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RED CAT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$131,919	$167,865
Accounts receivable, net	10,571	26,155
Inventory	50,530	23,452
Prepaid inventory	12,160	6,942
Prepaid expenses and other current assets	4,482	2,524
Total current assets	209,662	226,938

Goodwill	31,522	17,671
Intangible assets, net	12,490	6,919
Property and equipment, net	14,145	7,797
Other long term assets	1,227	1,227
Operating lease right-of-use assets	12,839	13,125
Total long-term assets	72,223	46,739

TOTAL ASSETS	$281,885	$273,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,242	$3,619
Accrued expenses	6,389	5,087
Debt obligations - short term	350	350
Contract liabilities and deposits	281	261
Operating lease liabilities	1,134	1,011
Acquisition consideration payable	1,685	—
Convertible notes payable	—	4,518
Total current liabilities	19,081	14,846

Deferred income taxes	443	443
Operating lease liabilities	12,310	12,556
Acquisition consideration payable	11,312	—
Total long-term liabilities	24,065	12,999

Total liabilities	43,146	27,845

Stockholders’ equity
Series B preferred stock, $0.001 par value - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	—	—
Common stock, $0.001 par value - shares authorized 500,000,000; issued and outstanding 121,840,899 and 120,070,000	122	120
Additional paid-in capital	461,990	442,532
Accumulated deficit	(223,373)	(196,820)
Total stockholders’ equity	238,739	245,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$281,885	$273,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three months ended March 31,
	2026	2025
Revenues	$15,471	$1,630
Cost of goods sold	13,506	2,480
Gross profit (loss)	1,965	(850)

Operating Expenses
Research and development	7,972	3,433
Sales and marketing	4,577	3,315
General and administrative	16,718	4,880
Total operating expenses	29,267	11,628
Operating loss	(27,302)	(12,478)

Other (income) expense
Convertible notes payable fair value adjustment	867	10,700
Gain on extinguishment of convertible notes payable	(326)	—
Interest income, net	(1,295)	(55)
Total other (income) expense	(754)	10,645
Loss before provision for income taxes	(26,548)	(23,123)
Provision for income taxes	5	—
Net loss	$(26,553)	$(23,123)

Loss per share - basic and diluted	$(0.22)	$(0.27)

Weighted average shares outstanding - basic and diluted	120,846	85,506
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2024	5	$—	85,215	$85	$174,779	$(124,745)	$50,119
Stock based compensation	—	—	—	—	1,599	—	1,599
Exercise of warrants	—	—	50	—	—	—	—
Exercise of stock options	—	—	489	1	315	—	316
Retirement of common shares	—	—	(106)	—	—	—	—
Net loss	—	—	—	—	—	(23,123)	(23,123)
Balances, March 31, 2025	5	$—	85,648	$86	$176,693	$(147,868)	$28,911

Balances, December 31, 2025	5	$—	120,070	$120	$442,532	$(196,820)	$245,832
Stock based compensation	—	—	—	—	4,817	—	4,817
Vesting of restricted stock units	—	—	81	—	(270)	—	(270)
Exercise of warrants	—	—	372	1	2,782	—	2,783
Exercise of stock options	—	—	362	—	269	—	269
Conversion of convertible notes into common stock	—	—	420	—	5,059	—	5,059
Acquisition of Apium	—	—	536	1	6,801	—	6,802
Net loss	—	—	—	—	—	(26,553)	(26,553)
Balances, March 31, 2026	5	$—	121,841	$122	$461,990	$(223,373)	$238,739
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(26,553)	$(23,123)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation	4,817	1,599
Depreciation and amortization of intangible assets	812	588
Convertible notes payable fair value adjustment	867	10,700
Gain on extinguishment of convertible notes payable	(326)	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	15,584	(1,065)
Inventory	(27,078)	(904)
Prepaid inventory	(5,218)	(2,611)
Prepaid expenses and other	(1,958)	(519)
Operating lease right-of-use assets and liabilities	163	13
Contract liabilities and deposits	20	(7)
Accounts payable	5,623	(531)
Accrued expenses	1,302	(47)
Net cash used in operating activities	(31,945)	(15,907)

Cash Flows from Investing Activities
Purchases of property and equipment	(6,783)	(273)
Net cash used in investing activities	(6,783)	(273)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	—	15,000
Debt issuance costs	—	(567)
Payments of taxes withheld upon vesting of employee stock awards	(239)	—
Proceeds from exercise of stock options	240	316
Proceeds from exercise of warrants	2,781	—
Net cash provided by financing activities	2,782	14,749

Net decrease in Cash	(35,946)	(1,431)
Cash, beginning of period	167,865	9,154
Cash, end of period	$131,919	$7,723

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash transactions
Acquisition consideration payable	$12,997	$—
Fair value of shares issued in acquisition	$6,802	$—
Conversion of convertible notes into common stock	$5,059	$—
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave, Skypersonic, Blue Ops (beginning on July 1, 2025), and Apium Swarming Technologies, Inc. (beginning on March 27, 2026). Intercompany transactions and balances have been eliminated.
Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker ("CODM"), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company's CODM evaluates the Company's financial information and resources, and assesses the performance of the resources, on a consolidated net income (loss) basis. The CODM does not evaluate profitability below the level of the consolidated company. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The Company's significant segment expenses are included in the Company's condensed consolidated statements of operations. The Company's significant segment expenses that are reviewed by our CODM on a regular basis to manage performance and allocate resources include cost of goods sold, research and development and sales and marketing.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Customer A	50%	88%
Customer B	26%	*
*Accounts Receivable was less than 10%
Customers that accounted for equal to or greater than 10% of total revenue were as follows:

	Three months ended March 31,
	2026	2025
Customer A	56%	*
Customer B	19%	*
Customer C	*	31%
Customer D	*	26%
Customer E	*	17%
*Less than 10% of total revenue for the period
Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities, and Related Disclosures
The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.
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
The Company’s financial instruments mainly consist of cash, accounts receivable, current assets, investment in equity securities, accounts payable, accrued expenses, short-term debt obligations, and convertible notes payable. The recorded carrying amounts of cash, accounts receivable, current assets, accounts payable, accrued expenses, and debt obligations are considered to approximate their estimated fair values due to their short-term nature. Liabilities recognized at fair value on a recurring basis in the consolidated balance sheets consisted of convertible notes payable. These items are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
In determining the fair value of the convertible notes payable as of December 31, 2025, the Company used a market-based approach. The valuation method utilized a negotiated discount rate and a market yield rate which are unobservable inputs.
An increase or decrease in any of the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value.
The Company calculated the estimated fair value of the convertible notes payable using the following assumptions. No convertible notes were issued during the three months ended March 31, 2026. Accordingly, there were no assumptions used in the determination of fair value for that period.

Three months ended March 31, 2025
Issuance date	2/10/2025
Maturity date	2/10/2026
Stock price	5.88
Expected volatility factor	124.8%
Risk-free interest rate	4.08%
The following table presents changes in the Level 3 convertible notes payable measured at fair value for the three months ended March 31, 2025 and March 31, 2026 (in thousands):

Balance, January 1, 2025	$—
Additions	14,433
Fair value measurement adjustments	10,700
Balance, March 31, 2025	$25,133

Balance, January 1, 2026	$4,518
Fair value measurement adjustments	867
Gain on extinguishment	(326)
Conversion into common stock	(5,059)
Balance, March 31, 2026	$—
Warrants
The fair value of the warrants issued in connection with the Company's convertible notes was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. No warrants were issued during the three months ended March 31, 2026. For the three months ended March 31, 2025, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received. The warrants are equity classified.
Investment in Equity Securities
The Company holds an investment in equity securities of a private company without a readily determinable fair value. The Company has elected to measure the investment at cost, less any impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments resulting from impairment or observable price changes are recognized in other income on the consolidated statements of operations.
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board. This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $0.3 million and $0.3 million at March 31, 2026 and December 31, 2025, respectively.
The following table presents the Company’s revenue disaggregated by revenue type (in thousands):

	Three months ended March 31,
	2026	2025
Product related	$15,211	$1,630
Contract related	260	—
Total	$15,471	$1,630
Product Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was $0.5 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively.
Income Taxes
Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company maintains a full valuation allowance on the deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these tax assets in future tax periods.
Recent Accounting Pronouncements
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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.
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

	March 31, 2026	December 31, 2025
Series B Preferred Stock, as converted	4	4
Stock options	4,305	4,701
Warrants	206	583
Restricted stock	2,349	2,124
Total	6,864	7,412
Related Parties
Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 15.
Liquidity and Capital Resources
As of March 31, 2026, working capital totaled $190.6 million. The Company has significantly strengthened its liquidity position through multiple equity financings. In April 2025, June 2025, and September 2025, the Company completed financings with gross proceeds of approximately $30.0 million, $46.8 million, and $172.5 million, respectively.
As a result of these capital raises, the Company materially increased its working capital position and improved its capacity to meet expected operating and capital requirements. Management has concluded that the Company has sufficient financial resources for at least the next twelve months from the date the consolidated financial statements are issued.
Note 3 – Business Combination
On March 27, 2026, the Company purchased the assets of Apium, Inc. and Apium Swarming Robotics, Inc. and created a new subsidiary called Apium Swarming Technologies, Inc. (“Apium”) to deepen the Company's ability to deliver intelligent, adaptive unmanned systems that enable coordinated operations in contested and communication-degraded environments. The Company acquired substantially all of the assets, as well as the related inputs and processes, and accordingly accounted for the transaction as a business combination. The aggregate consideration transferred for the acquisition was $19.8 million, consisting of $6.8 million comprised of 536,423 shares of common stock, and contingent consideration valued at $13.0 million. The purchase price included a $1.0 million holdback for indemnification purposes to be released 18 months following the closing date and will be settled in equity. In addition, the agreement provides for contingent consideration consisting of two earnout payments that will be settled with equity: the first earnout opportunity, in the amount of $2.0 million, is tied to the achievement of technical milestones and is expected to be completed within the first year post-closing, while the second earnout amount can be achieved contingent upon revenue performance and is based on results achieved by the two year anniversary of the closing date. The second earnout, if any, equals four times qualifying revenue (subject to minimum threshold of $5.3 million and a maximum of $31.5 million), less the base purchase price and any amounts paid under the first earnout.

Goodwill for Apium is ascribed to validated deployment partnerships, expected synergies and assembled workforce expertise. The goodwill of $13.9 million is non-deductible for income tax purposes. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized.
The summary of the purchase price and its related allocation at fair market value is as follows (in thousands):

Shares issued	$6,802
Acquisition consideration payable	12,997
Total Purchase Price	19,799
Assets acquired
Brand name	1,840
Proprietary technology	4,108
Goodwill	13,851
Total assets acquired	19,799
Total fair value of net assets acquired	$19,799
Proprietary technology is included in intangible assets on the condensed consolidated balance sheets. Proprietary technology is being amortized over seven years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill which is reviewed quarterly and formally evaluated at year end or more often if indicators exist.
On March 31, 2026, the Company filed an 8-K announcing its intention to acquire Canadian based Quaze Technologies, Inc. a wireless power solutions company. The parties have filed a Notification to Acquire Control of an Existing Canadian Business under Section 36 of the Investment Canada Act with the Innovation, Science and Economic Development Canada, Directorate of Investments and anticipate closing this transaction in a subsequent reporting period.
Note 4 – Inventories, Net
Inventories consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$38,458	$19,794
Work-in-process	5,604	3,751
Finished goods	8,845	2,404
Inventories, gross	$52,907	$25,949
Reserve for inventory excess and obsolescence	(2,377)	(2,497)
Inventories, net	$50,530	$23,452

Note 5 – Intangible Assets
Intangible assets relate to acquisitions completed by the Company, including those described in Note 3, and were as follows (in thousands):

	March 31, 2026			December 31, 2025
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$12,095	$(4,189)	$7,906	$7,987	$(3,879)	$4,108
Backlog	276	(218)	58	276	(184)	92
Customer relationships	900	(211)	689	900	(178)	722
Non-compete agreements	65	(65)	—	65	(65)	—
Total finite-lived assets	13,336	(4,683)	8,653	9,228	(4,306)	4,922
Brand name	3,837	—	3,837	1,997	—	1,997
Total indefinite-lived assets	3,837	—	3,837	1,997	—	1,997
Total intangible assets, net	$17,173	$(4,683)	$12,490	$11,225	$(4,306)	$6,919
Proprietary technology is being amortized over six to seven years. Backlog is being amortized over two years. Customer relationships is being amortized over seven years. Non-compete agreements are being amortized over three years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end. Amortization expense totaled $0.4 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, expected amortization expense for finite-lived intangible assets for the next five years is as follows (in thousands):

Fiscal Year Ended:
2026	$1,523
2027	1,718
2028	1,245
2029	1,245
2030	1,245
Thereafter	1,677
Total	$8,653

Note 6 – Property and Equipment
Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows (in thousands):

	March 31, 2026	December 31, 2025
Equipment and related	$5,317	$2,118
Leasehold improvements	3,440	1,653
Furniture and fixtures	2,571	1,275
Construction in progress	4,742	4,241
Accumulated depreciation	(1,925)	(1,490)
Net carrying value	$14,145	$7,797

Depreciation expense totaled $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
Note 7 – Other Long-Term Assets
Other long-term assets included (in thousands):

	March 31, 2026	December 31, 2025
Investment in equity securities	$692	$692
Security deposits	535	535
Total	$1,227	$1,227
In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $0.3 million to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE provided that the Company's investment would convert into shares of Firestorm's Preferred Stock upon the occurrence of a qualified equity financing. In July 2025, Firestorm completed a Series A Preferred Stock financing, and the Company's SAFE investment converted into shares of Firestorm's Series A Preferred Stock. The Company has elected the measurement alternative to measure the investment at cost, less any impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments resulting from impairment or observable price changes are recognized in other income on the consolidated statements of operations.
Note 8 – Right of Use Assets and Liabilities
As of March 31, 2026, the Company had operating type leases for real estate and no finance type leases. The Company’s leases have remaining lease terms of up to 14.42 years, including options to extend certain leases for up to ten years. Operating lease expense totaled $0.8 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Supplemental information related to operating leases for the three months ended March 31, 2026 was:

Operating cash paid for leased facilities (in thousands)	$595
Weighted average remaining lease term (in years)	5.04
Weighted average discount rate	12%
Future lease payments at March 31, 2026 were as follows (in thousands):

Fiscal Year Ended:
2026	$1,994
2027	2,785
2028	2,713
2029	2,695
2030	2,561
Thereafter	10,009
Total	22,757
Imputed interest	(9,313)
Total liability	$13,444

Note 9 – Debt Obligations
A.Pelion Note
In May 2021, Teal entered into a note agreement totaling $0.4 million which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note which was 0.13% on the date of issuance. The balance outstanding at March 31, 2026 and December 31, 2025 was $0.4 million, respectively. Accrued interest at March 31, 2026 and December 31, 2025 totaled $2.2 thousand and $2.1 thousand, respectively.
B.Summary
Future annual principal payments at March 31, 2026 are as follows (in thousands):

Fiscal Year Ended:
2026	$350
Thereafter	—
Total	$350
Note 10 – Convertible Notes Payable
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

Under the April 9, 2025 Amendment, and in exchange for a waiver of Price Reset Provision and certain other covenants in connection with the proposed April Registered Direct Offering (as defined below), the terms of the February 2025 Note, Warrant and the SPA were amended. The balance of the February 2025 Note was increased to $18.2 million. The Conversion Price of the February 2025 Note was lowered to $9.52 per share. The exercise price for the Warrant was lowered to $7.62 per share. The maturity date of the February 2025 Note was extended to May 10, 2026. Upon receipt of a conversion notice under the February 2025 Note, we could, if the applicable Repayment Share Price was below the Conversion Price, elect to pay up to 50% of the conversion amount, plus a 2.5% premium, in cash and in lieu of issuing common stock. The Price Reset Provision, the Offering Proceeds Provision, and the Participation Rights were waived for a limited time, until April 17, 2025. The Company accounted for this amendment as an extinguishment of debt and recorded a loss of $4.6 million in June 2025.
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
•On January 5, 2026, Lind converted $1.7 million of the February 2025 Note into 245,170 shares of the Company’s common stock at a conversion price of $6.73 per share.
•On February 2, 2026, Lind converted $1.7 million of the February 2025 Note into 175,159 shares of the Company’s common stock at a conversion price of $9.42 per share.

Each of the drawdowns listed above occurred at a variable conversion rate below the Conversion Price. Consequentially, the drawdown represented the exercise of a share settled redemption feature for accounting purposes. The Company applied extinguishment accounting which resulted in a $0.3 million gain on extinguishment of convertible notes payable for the three months ended March 31, 2026.
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
The fair value of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. See Note 2 for further information. The Company’s convertible notes payable balance was paid off in February 2026.
Note 11 – Common Stock
Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company is as follows (in thousands):

Description of Shares	Shares Issued
Shares outstanding as of December 31, 2025	120,070
Exercise of stock options	362
Exercise of warrants	372
Vesting of restricted stock	81
Conversion of convertible notes into common stock	420
Acquisition of Apium	536
Shares outstanding as of March 31, 2026	121,841
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

Note 12 – Preferred Stock
Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at March 31, 2026 totaled 4,676 which are convertible into 3,896 shares of common stock.
Note 13 – Warrants
In February 2025, the Company issued warrants to purchase 1,000,000 shares of common stock to Lind, as further described in Note 10. The warrants have a five-year term and an exercise price of $15.00 which was amended to $7.62 on the First Amendment to the agreement on April 9, 2025. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.
The following table summarizes the changes in warrants outstanding since December 31, 2025.

	Number of Shares (in thousands)	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	583	$7.55	4.00	$219
Granted	—	—	—	—
Exercised	(377)	7.55	—	—
Outstanding at March 31, 2026	206	$7.56	3.76	$1,140
Note 14 – Share Based Awards
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
A.Options
No options were granted during the three months ended March 31, 2026. A summary of options activity under the Plan is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	4,701	$4.14	8.04	$18,616
Granted	—	—
Exercised	(372)	1.31
Forfeited or expired	(24)	5.89
Outstanding as of March 31, 2026	4,305	4.38	8.05	37,505
Exercisable as of March 31, 2026	988	$2.65	6.54	$10,311

The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of March 31, 2026, there was $10.8 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over the weighted average periods of 1.39 years.
B.Restricted Stock
A summary of restricted stock activity under the Plan is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	2,124	$5.67
Granted	356	11.81
Vested	(111)	10.04
Forfeited	(20)	8.34
Unvested and outstanding as of March 31, 2026	2,349	$6.38
As of March 31, 2026, there was $10.7 million of unrecognized stock-based compensation expense related to unvested restricted stock units which is expected to be recognized over the weighted average periods of 1.48 years.
C.Stock Compensation
Stock compensation expense for the three months ended March 31 by functional operating expense was (in thousands):

	2026	2025
Research and development	$929	$174
Sales and marketing	597	863
General and administrative	3,291	562
Total	$4,817	$1,599
Stock compensation expense pertaining to options totaled $1.9 million for the three months ended March 31, 2026. Stock compensation expense pertaining to restricted stock totaled $2.9 million for the three months ended March 31, 2026. Stock compensation expense pertaining to options totaled $0.8 million for the three months ended March 31, 2025. Stock compensation expense pertaining to restricted stock totaled $0.8 million for the three months ended March 31, 2025.
Note 15 - Related-Party Transactions
The Company has entered into a supplier arrangement with Unusual Machines, Inc. ("UMAC"), from which the Company purchases inventory used in its drones. The Company's Chief Executive Officer serves as a member of the board of directors of UMAC.
During the three months ended March 31, 2026, the Company purchased approximately $1.0 million of inventory from UMAC. During the three months ended March 31, 2025, the Company made no purchases of inventory from UMAC.
As of March 31, 2026 and December 31, 2025, there were no outstanding amounts payable to UMAC.
The Company believes the terms of these transactions are consistent with those that would be available from unaffiliated third parties, based on competitive pricing and market comparisons.

Note 16 – Commitments and Contingencies
Legal Proceedings
In 2025, Autonodyne, LLC ("Autonodyne") filed an action against Teal in the U.S. District Court for the District of Delaware asserting claims for breach of contract. In 2025, Autonodyne filed a motion for judgment on the pleadings, which motion was denied. The matter is now in the discovery phase, but no discovery has commenced as of the date of this filing. The Company believes the claims are without merit and intends to vigorously defend against them.
The Company is also a party to certain shareholder class action and derivative proceedings. In the matter captioned Olsen v. Red Cat Holdings, Inc., filed in the U.S. District Court for the District of New Jersey, the complaint asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs filed an Amended Complaint on May 5, 2026 alleging additional claims and adding additional parties and removing certain parties. Red Cat will move to dismiss this latest amended complaint. Two related derivative actions filed in the U.S. District Court for the District of Nevada, captioned Fuchs v. Red Cat Holdings, Inc. and Henderson v. Red Cat Holdings, Inc., have been stayed pending resolution of any motions to dismiss in the Olsen matter. The derivative complaints assert claims for breach of fiduciary duty, mismanagement, corporate waste, unjust enrichment and insider trading. The Company believes the claims are without merit and intends to vigorously defend against them. The Company anticipates that motion practice will continue through the remainder of 2026.

Additionally, from time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any currently pending legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of legal proceedings is inherently uncertain and subject to significant uncertainties. As of March 31, 2026, the Company has not recorded any loss contingencies related to legal matters.
Note 17 – Subsequent Events
Subsequent events have been evaluated through the date of this filing and there are no subsequent events which require disclosure, except as follows:
On April 20, 2026, Lind exercised 200,000 of the February 2025 Warrants at a price of $7.62 per share, resulting in proceeds of $1.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.
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
Discussion and Analysis of the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Revenues

	Three months ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Revenues	$15,471	$1,630	$13,841	849%
Consolidated revenues totaled $15.5 million during the three months ended March 31, 2026, or the “2026 period” compared to $1.6 million during the three months ended March 31, 2025, or the “2025 period” representing an increase of $13.9 million, or 849%. The increase is attributable primarily to increased revenue associated with the scaling of drone deliveries to the U.S. Army under the SRR program.
Gross Profit

	Three months ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Gross Profit	$1,965	$(850)	$2,815	(331)%
Gross Margin	13%	(52)%
Consolidated gross profit totaled $2.0 million during the 2026 period compared to a gross loss of $0.8 million during the 2025 period representing an increase of $2.8 million. On a percentage basis, gross profit was 13% during the 2026 period compared to a gross loss of 52% during the 2025 period. The gross profit increase was primarily due to higher revenue and lower inventory write-offs in the 2026 period compared to the 2025 period.

Operating Expenses

	Three months ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Operating Expenses
Research and development	$7,972	$3,433	$4,539	132%
Sales and marketing	4,577	3,315	1,262	38%
General and administrative	16,718	4,880	11,838	243%
Total operating expenses	$29,267	$11,628	$17,639	152%
Research and development expenses totaled $8.0 million during the 2026 period compared to $3.4 million during the 2025 period, representing an increase of $4.5 million or 132%. The increase was attributable primarily to increased investment in engineering personnel costs, prototype development, testing, and other expenses associated with the development of new and enhanced drone platforms and related technologies.
Sales and marketing costs totaled $4.6 million during the 2026 period compared to $3.3 million during the 2025 period, representing an increase of $1.3 million or 38%. The increase was attributable primarily to higher payroll and related personnel costs associated with expanding our sales and marketing team to support increased business development and customer engagement activities.
General and administrative expenses totaled $16.7 million during the 2026 period compared to $4.9 million during the 2025 period, representing an increase of $11.8 million or 243%. The increase was attributable primarily to higher payroll and related personnel costs resulting from increased headcount, as well as higher stock-based compensation expense. These increases reflect the expansion of our corporate, administrative, and compliance functions to support growth during the 2026 period.
Stock-Based Compensation

	Three months ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Stock-Based Compensation
Research and development	$929	$174	$755	434%
Sales and marketing	597	863	(266)	(31)%
General and administrative	3,291	562	2,729	486%
Total stock-based compensation	$4,817	$1,599	$3,218	201%
During the 2026 period, we incurred stock-based compensation costs of $4.8 million compared to $1.6 million in the 2025 period, resulting in an increase of $3.2 million or 201%. This increase was driven by expense from new grants awarded since March 31, 2025, primarily due to increased headcount.
Other (Income) Expense

	Three months ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Other (income) expense	$(754)	$10,645	$(11,399)	(107)%
Other income totaled $0.8 million during the 2026 period compared to other expense of $10.6 million during the 2025 period, representing an increase of $11.4 million or 107%. This increase was attributable primarily to the change in fair value of convertible notes payable, which resulted in a loss of $10.7 million during the 2025 period compared to a loss of $0.9 million during the 2026 period. Interest income also increased from $0.1 million during the 2025 period to $1.3 million during the 2026 period.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(31,945)	$(15,907)
Investing activities	(6,783)	(273)
Financing activities	2,782	14,749
Net decrease in cash	$(35,946)	$(1,431)
Operating Activities
Net cash used in operating activities was $31.9 million during the three months ended March 31, 2026 (or the “2026 period”) compared to net cash used in operating activities of $15.9 million during the three months ended March 31, 2025 (or the “2025 period”), representing an increase of $16.0 million or 101%. The increase was attributable primarily to inventory purchases made during the 2026 period, partially offset by accounts receivable collections. Net cash used in operations, net of non-cash expenses, totaled $6.2 million during the 2026 period, compared to $12.9 million during the 2025 period, resulting in a decrease of $6.7 million, or 52%. Net cash used related to changes in operating assets and liabilities totaled $11.6 million during the 2026 period, compared to net cash used of $5.7 million during the 2025 period, representing an increase of $5.9 million. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.
Investing Activities
Net cash used in investing activities was $6.8 million during the 2026 period compared to net cash used in investing activities of $0.3 million during the 2025 period, resulting in an increase of $6.5 million. This increase was due to increased purchases of property and equipment.
Financing Activities
Net cash provided by financing activities totaled $2.8 million during the 2026 period compared to net cash provided by financing activities of $14.7 million during the 2025 period. This decrease is attributable primarily to proceeds from issuance of convertible notes payable of $15.0 million received during the 2025 period which were not present in the 2026 period. This decrease was partially offset by proceeds from warrant exercises of $2.8 million during the 2026 period which were not present in the 2025 period.
Liquidity and Capital Resources
At March 31, 2026, we reported current assets totaling $209.7 million, current liabilities totaling $19.1 million and net working capital of $190.6 million. Cash totaled $131.9 million at March 31, 2026. Inventory related balances, including prepaid inventory, totaled $62.7 million.
Critical Accounting Policies and Estimates
We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.
In addition to our critical accounting estimates and polices below, refer to “Note 2 – Summary of Significant Accounting Policies” for further information.
Revenue Recognition

We recognize revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board (“FASB”). This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. We determined there to be judgment in the determination of performance obligations identified in certain contracts. Our revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. We recognize revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract.
Purchase Price Accounting
We record our acquisitions under the acquisition method of accounting, under which the identifiable assets acquired and liabilities assumed are initially recorded at their respective fair values and any excess purchase price is reflected as goodwill. We utilize management estimates and, in some instances, independent third-party valuation firms to assist in determining the fair values of assets acquired, liabilities assumed, and contingent consideration, if any. Such estimates and valuations require us to make significant assumptions, including projections of future events and operating performance.
The fair value of brand names, backlog, customer relationships, non-compete agreements, and proprietary technology acquired in our acquisitions are determined using various valuation methods based on significant assumptions specific to each acquisition. We evaluate each acquired intangible asset individually to determine whether its useful life is finite or indefinite. Brand names are assigned an indefinite useful life when no factors are identified that would limit the period over which the brand name is expected to contribute to the Company's cash flows; otherwise, brand names are amortized over their estimated useful lives.
Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Proprietary technology is being amortized over six to seven years. Backlog is being amortized over two years. Customer relationships is being amortized over seven years. Non-compete agreements are being amortized over three years. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
The estimated fair values are subject to change during the measurement period, which is limited to one year subsequent to the acquisition date.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, if any, refer to Note 2 - Summary of Significant Accounting Policies in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, and under the oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting described below.
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
The control deficiencies did not result in any material misstatements. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses in the Company's internal control over financial reporting previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 continued to exist as of March 31, 2026. The Company continues to implement its remediation plan as described below.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2025, Autonodyne, LLC ("Autonodyne") filed an action against Teal in the U.S. District Court for the District of Delaware asserting claims for breach of contract. In 2025, Autonodyne filed a motion for judgment on the pleadings, which motion was denied. The matter is now in the discovery phase, but no discovery has commenced as of the date of this filing. The Company believes the claims are without merit and intends to vigorously defend against them.
The Company is also a party to certain shareholder class action and derivative proceedings. In the matter captioned Olsen v. Red Cat Holdings, Inc., filed in the U.S. District Court for the District of New Jersey, the complaint asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs filed an Amended Complaint on May 5, 2026 alleging additional claims and adding additional parties and removing certain parties. Red Cat will move to dismiss this latest amended complaint. Two related derivative actions filed in the U.S. District Court for the District of Nevada, captioned Fuchs v. Red Cat Holdings, Inc. and Henderson v. Red Cat Holdings, Inc., have been stayed pending resolution of any motions to dismiss in the Olsen matter. The derivative complaints assert claims for breach of fiduciary duty, mismanagement, corporate waste, unjust enrichment and insider trading. The Company believes the claims are without merit and intends to vigorously defend against them. The Company anticipates that motion practice will continue through the remainder of 2026.
Additionally, from time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any currently pending legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of legal proceedings is inherently uncertain and subject to significant uncertainties. As of March 31, 2026, the Company has not recorded any loss contingencies related to legal matters.

ITEM 1A. RISK FACTORS
Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 19, 2026 (“Annual Report”), as supplemented by our Quarterly Reports on Form 10-Q. Except for the risk factors described below, there have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in such reports which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.
We may be subject to litigation, legal proceedings, and class action claims that could adversely affect our business and financial condition.

From time to time, we are subject to claims, legal proceedings, and class action lawsuits arising in the ordinary course of our business or otherwise. For example, we and certain of our current and former executive officers and directors are defendants in a federal class action securities lawsuit filed in May 2025 and two related federal shareholder derivative lawsuits filed in August 2025 and January 2026. Each lawsuit alleges that, among other items, the defendants made false and/or misleading statements related to the production capacity of the Company’s manufacturing facility in Salt Lake City and the potential value of the Company’s contract for the U.S. Army’s SRR Program of Record. Although we do not currently believe that any pending or threatened legal proceedings or claims will have a material adverse effect on our business, financial condition, or results of operations, we cannot provide assurance that pending legal matters, including the class action and derivative lawsuits, will not result in significant liabilities. The defense of litigation, regardless of its merit, can be costly and time-consuming, may divert management's attention and resources, and could result in settlements, judgments, or other outcomes that adversely affect our business, financial condition, and results of operations. Any adverse resolution of such matters could also harm our reputation and negatively impact our relationships with customers, partners, and government agencies.

Our pending acquisition of Quaze Technologies, Inc. (“Quaze”) is subject to customary closing conditions, including regulatory approval under the Investment Canada Act, which may delay, prevent, or impose burdensome conditions on the consummation of the transaction, potentially materially adversely affecting our business, financial condition, and stock price.

The completion of our proposed acquisition of Quaze (the "Acquisition") is subject to customary closing conditions, including the receipt of required regulatory approvals. Specifically, the Acquisition is subject to review and clearance under the Investment Canada Act (the "ICA"). There can be no assurance that the necessary clearances under the ICA will be obtained in a timely manner, or at all. The Canadian governmental authorities possess significant discretion in their review process.

If we fail to satisfy any of the closing conditions, including failing to obtain the required ICA clearance, or if the governmental authorities seek to impose conditions that are unacceptable to us or that permit either party to terminate the definitive transaction agreement, the Acquisition may not close. If the Acquisition is delayed or not consummated:

•the market price of our common stock may decline to the extent that the current market price reflects a market assumption that the transaction will be completed;
•we will have incurred significant transaction costs, including legal, accounting, and advisory fees, and committed substantial management time and resources, which must be absorbed regardless of whether the Acquisition is completed; and
•we will not realize the anticipated strategic and financial benefits of the Acquisition, which could adversely affect our future business plans and growth strategy.

Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On March 31, 2026, Jeff Thompson, the Company's CEO, adopted a written trading plan (the “Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The Plan is designed to permit the orderly disposition of a portion of his holdings of the Company’s common stock over a specified period, subject to certain price, volume, and timing parameters. The Plan was adopted during an open trading window and at a time when Mr. Thompson was not aware of any material nonpublic information regarding the Company.
The Plan provides for the potential sale of up to 1,800,000 shares of the Company’s common stock, subject to the terms and conditions set forth therein, including applicable cooling-off periods and compliance with Rule 10b5-1. Transactions under the Plan, if any, will be disclosed publicly through filings with the Securities and Exchange Commission in accordance with applicable securities laws, including Section 16 reporting requirements.
During the three months ended March 31, 2026, no other officer or director other than Mr. Thompson adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that would be intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
The Company does not undertake any obligation to update or modify this disclosure, except as required by law.
Cash Bonus
On April 6, 2026, the Compensation Committee of the Board approved a cash bonus in the amount of $167,700 for Jeffrey Thompson for fiscal year 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1
Share Purchase Agreement, dated March 30, 2026, by and among the Company, 9563-4747 Quebec Inc., the Vendors’ Representative and the equityholders of Quaze Technologies, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2026)

10.2	Executive Employment Agreement, between Christian Ericson and the Company, dated March 19, 2026 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K filed on March 19, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED CAT HOLDINGS, INC.

Date: May 7, 2026	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Christian Morrison
Christian Morrison Chief Financial Officer (Principal Financial and Accounting Officer)