Form 10-Q
period 2026-06-30
Red Cat Holdings, Inc.
filed 2026-08-06
CIK 748268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, there were 152,714,362 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Quarterly Report on Form 10-Q contains certain forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “believes,” “will,” “expects,” “anticipates,” “estimates,” “predicts,” “potential,” “continues,” “intends,” “plans” and “would” or the negative of these terms or other comparable terminology. For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, and plans are all forward-looking statements. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:
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
•fluctuations in customer demand in response to broader economic conditions; and
•government shutdowns, which could adversely impact any existing programs, including the timely payment of prior shipments, as well as receipt of future orders;
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
All references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” or “our” are to Red Cat Holdings, Inc., a Nevada corporation, including its wholly owned consolidated subsidiaries, which include Teal Drones, Inc. (“Teal”), Red Cat Propware, Inc. (“Propware”), FW Acquisition, Inc. (“FlightWave”), Blue Ops, Inc. (“Blue Ops”), Skypersonic, Inc. (“Skypersonic”), Apium Swarming Technologies, Inc. ("Apium"), Quaze Technologies Inc. ("Quaze"), and UAVPatent Corp.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
RED CAT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$325,553	$167,865
Accounts receivable, net	9,543	26,155
Inventory	73,389	23,452
Prepaid inventory	11,455	6,942
Prepaid expenses and other current assets	5,173	2,524
Total current assets	425,113	226,938

Goodwill	45,255	17,671
Intangible assets, net	22,038	6,919
Property and equipment, net	19,090	7,797
Other long-term assets	2,776	1,227
Operating lease right-of-use assets	13,215	13,125
Total long-term assets	102,374	46,739

TOTAL ASSETS	$527,487	$273,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,778	$3,619
Accrued expenses	7,835	5,087
Debt obligations - short-term	892	350
Contract liabilities and deposits	258	261
Operating lease liabilities	1,447	1,011
Acquisition consideration payable	5,404	—
Convertible notes payable	—	4,518
Total current liabilities	28,614	14,846

Deferred income taxes	3,072	443
Operating lease liabilities	12,534	12,556
Acquisition consideration payable	12,092	—
Total long-term liabilities	27,698	12,999

Total liabilities	56,312	27,845

Stockholders’ equity
Series B preferred stock, $0.001 par value - shares authorized 4,300,000; issued and outstanding 4,676 and 4,676	—	—
Common stock, $0.001 par value - shares authorized 500,000,000; issued and outstanding 152,690,611 and 120,070,000	153	120
Additional paid-in capital	729,654	442,532
Accumulated deficit	(258,632)	(196,820)
Total stockholders’ equity	471,175	245,832
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$527,487	$273,677
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Operations
(In thousands except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues	$20,189	$3,219	$35,660	$4,848
Cost of goods sold	16,929	2,844	30,435	5,324
Gross profit (loss)	3,260	375	5,225	(476)

Operating Expenses
Research and development	14,219	3,598	22,191	7,031
Sales and marketing	6,439	3,188	11,016	6,502
General and administrative	21,247	6,236	37,964	11,116
Total operating expenses	41,905	13,022	71,171	24,649
Operating loss	(38,645)	(12,647)	(65,946)	(25,125)

Other (income) expense
Convertible notes payable fair value adjustment	—	(3,836)	867	6,864
Loss (gain) on extinguishment of convertible notes payable	—	4,623	(326)	4,623
Interest income, net	(1,925)	(155)	(3,219)	(210)
Other, net	(1,484)	—	(1,484)	—
Total other (income) expense	(3,409)	632	(4,162)	11,277
Loss before provision for income taxes	(35,236)	(13,279)	(61,784)	(36,402)
Provision for income taxes	23	—	28	—
Net loss	$(35,259)	$(13,279)	$(61,812)	$(36,402)

Loss per share - basic and diluted	$(0.26)	$(0.15)	$(0.48)	$(0.41)

Weighted average shares outstanding - basic and diluted	136,888	91,295	128,924	88,400
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Equity
(in thousands)	Shares	Amount	Shares	Amount
Balances, December 31, 2024	5	$—	85,215	$85	$174,779	$(124,745)	$50,119
Stock-based compensation	—	—	—	—	1,599	—	1,599
Exercise of warrants	—	—	50	—	—	—	—
Exercise of stock options	—	—	489	1	315	—	316
Retirement of common shares	—	—	(106)	—	—	—	—
Net loss	—	—	—	—	—	(23,123)	(23,123)
Balances, March 31, 2025	5	$—	85,648	$86	$176,693	$(147,868)	$28,911
Stock-based compensation	—	—	—	—	2,035	—	2,035
Exercise of warrants	—	—	200	—	300	—	300
Exercise of stock options	—	—	907	1	993	—	994
Public offerings, net of $4,982 of issuance costs	—	—	11,173	11	71,757	—	71,768
Conversion of convertible notes into common stock	—	—	704	1	4,835	—	4,836
Acquisition adjustment	—	—	(122)	—	—	—	—
Net loss	—	—	—	—	—	(13,279)	(13,279)
Balances, June 30, 2025	5	$—	98,510	$99	$256,613	$(161,147)	$95,565

Balances, December 31, 2025	5	$—	120,070	$120	$442,532	$(196,820)	$245,832
Stock-based compensation	—	—	—	—	4,817	—	4,817
Vesting of restricted stock units	—	—	81	—	(270)	—	(270)
Exercise of warrants	—	—	372	1	2,782	—	2,783
Exercise of stock options	—	—	362	—	269	—	269
Conversion of convertible notes into common stock	—	—	420	—	5,059	—	5,059
Acquisition of Apium	—	—	536	1	6,801	—	6,802
Net loss	—	—	—	—	—	(26,553)	(26,553)
Balances, March 31, 2026	5	$—	121,841	$122	$461,990	$(223,373)	$238,739
Stock-based compensation	—	—	—	—	5,042	—	5,042
Vesting of restricted stock units	—	—	824	1	(823)	—	(822)
Exercise of warrants	—	—	200	—	1,525	—	1,525
Exercise of stock options	—	—	376	—	268	—	268
Acquisition of Quaze	—	—	1,923	2	16,442	—	16,444
Public offerings, net of $13,512 of issuance costs	—	—	27,527	28	245,210	—	245,238
Net loss	—	—	—	—	—	(35,259)	(35,259)
Balances, June 30, 2026	5	$—	152,691	$153	$729,654	$(258,632)	$471,175
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED CAT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net loss	$(61,812)	$(36,402)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	9,859	3,634
Depreciation and amortization of intangible assets	2,284	1,110
Convertible notes payable fair value adjustment	867	6,864
(Gain) loss on extinguishment of convertible notes payable	(326)	4,623
Unrealized gain on equity securities	(1,521)	—
Change in fair value of contingent consideration	42	—
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	16,644	(523)
Inventory	(49,937)	(3,219)
Prepaid inventory	(4,513)	(4,185)
Prepaid expenses and other	(2,012)	(1,125)
Operating lease right-of-use assets and liabilities	313	48
Contract liabilities and deposits	(3)	338
Accounts payable	9,066	(568)
Accrued expenses	2,300	600
Net cash used in operating activities	(78,749)	(28,805)

Cash Flows from Investing Activities
Cash paid for acquisition, net of cash acquired	(427)	—
Purchases of property and equipment	(12,557)	(580)
Net cash used in investing activities	(12,984)	(580)

Cash Flows from Financing Activities
Proceeds from issuance of common stock through public offerings	258,750	76,750
Payment of costs related to public offerings	(13,512)	(4,982)
Proceeds from issuance of convertible notes payable	—	15,000
Debt issuance costs	—	(567)
Payments of convertible notes payable	—	(1,650)
Proceeds from exercise of warrants	4,305	300
Payments of taxes withheld upon vesting of employee stock awards	(679)	—
Proceeds from exercise of stock options	575	1,310
Payments under debt obligations	(18)	—
Net cash provided by financing activities	249,421	86,161

Net increase in Cash	157,688	56,776
Cash, beginning of period	167,865	9,154
Cash, end of period	$325,553	$65,930

Cash paid for interest	$7	$—
Cash paid for income taxes	$—	$—
Non-cash transactions
Acquisition consideration payable	$17,454	$—
Fair value of shares issued in acquisition	$23,246	$—
Conversion of convertible notes into common stock	$5,059	$3,300
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
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K.
Principles of Consolidation
Our condensed consolidated financial statements include the accounts of our wholly owned subsidiaries which include Teal, FlightWave, Skypersonic, Blue Ops (beginning on July 1, 2025), Apium Swarming Technologies, Inc. (beginning on March 27, 2026), and Quaze Technologies Inc. (beginning on May 19, 2026). Intercompany transactions and balances have been eliminated.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, revenue recognition, valuation of long-lived assets including identifiable intangibles and goodwill, inventory reserves, allowance for doubtful accounts, deferred tax assets and liabilities, warranty liabilities, convertible notes payable, and stock-based compensation.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers, generally does not require collateral and considers the credit risk profile of the customer from which the receivable is due in further evaluating collection risk. Customers that accounted for 10% or greater of accounts receivable, net as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Customer A	25%	*
Customer B	18%	*
Customer C	13%	88%
Customer D	12%	*
Customer E	10%	*
*Accounts Receivable was less than 10%
Customers that accounted for equal to or greater than 10% of total revenue were as follows:

	Six months ended June 30,
	2026	2025
Customer A	51%	26%
Customer B	*	16%
Customer C	*	12%
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
The Company calculated the estimated fair value of the convertible notes payable using the following assumptions. No convertible notes were issued during the six months ended June 30, 2026. Accordingly, there were no assumptions used in the determination of fair value for that period.

Six months ended June 30, 2025
Issuance date	2/10/2025
Maturity date	5/10/2026
Stock price	5.88 - 7.45
Expected volatility factor	124.8 - 128.3%
Risk-free interest rate	4.02 - 4.25%
The following table presents changes in the Level 3 convertible notes payable measured at fair value for the six months ended June 30, 2025 and June 30, 2026 (in thousands):

Balance, January 1, 2025	$—
Additions	14,433
Fair value measurement adjustments	6,864
Loss on extinguishment	4,623
Redemption	(1,650)
Conversion into common stock	(4,836)
Balance, June 30, 2025	$19,434

Balance, January 1, 2026	$4,518
Fair value measurement adjustments	867
Gain on extinguishment	(326)
Conversion into common stock	(5,059)
Balance, June 30, 2026	$—
Warrants
The fair value of the warrants issued in connection with the Company's convertible notes was estimated using a Monte Carlo simulation model. The significant unobservable inputs for the Monte Carlo model include the stock price, exercise price, risk-free rate of return, time to expiration, and the volatility. An increase or decrease in the unobservable inputs in isolation could result in a material increase or decrease in the estimated fair value. In the future, depending on the weight of evidence and valuation approaches used, these or other inputs may have a more significant impact on the estimated fair value. Additionally, if certain provisions are triggered, reset adjustments may be required in the future. No warrants were issued during the six months ended June 30, 2026. For the six months ended June 30, 2025, no value was assigned to the warrants due to the fair market value of the convertible note payable being in excess of the proceeds received. The warrants are equity classified.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC Topic 606 - Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board. This standard includes a comprehensive evaluation of factors to be considered regarding revenue recognition including (i) identifying the promised goods, (ii) evaluating performance obligations, (iii) measuring the transaction price, (iv) allocating the transaction price to the performance obligations if there are multiple components, and (v) recognizing revenue as each obligation is satisfied. The Company’s revenue transactions include the shipment of goods to customers as orders are fulfilled, completion of non-recurring engineering, completion of training, and customer support services. The Company recognizes revenue upon shipment of product or prototypes unless otherwise specified in the purchase order or contract. Customer deposits totaled $0.3 million and $0.3 million at June 30, 2026 and December 31, 2025, respectively.
The following table presents the Company’s revenue disaggregated by revenue type (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Product related	$19,712	$2,091	$34,923	$3,720
Contract related	477	1,128	737	1,128
Total	$20,189	$3,219	$35,660	$4,848
Product Warranty
The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in current liabilities under accrued expenses. Warranty liability was $0.6 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied using either a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on our consolidated financial statements.
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

	June 30, 2026	December 31, 2025
Series B Preferred Stock, as converted	4	4
Stock options	4,909	4,701
Warrants	5	583
Restricted stock	2,165	2,124
Total	7,083	7,412
Related Parties
Parties are considered to be related to us if they have control or significant influence, directly or indirectly, over us, including key management personnel and members of the Board of Directors or are direct relatives of key management personnel of members of the Board of Directors. Related Party transactions are disclosed in Note 15.
Liquidity and Capital Resources
As of June 30, 2026, working capital totaled $396.5 million. The Company has significantly strengthened its liquidity position through multiple equity financings. In April 2025, June 2025, September 2025, and May 2026, the Company completed financings with gross proceeds of approximately $30.0 million, $46.8 million, $172.5 million, and $258.8 million, respectively.
As a result of these capital raises, the Company materially increased its working capital position and improved its capacity to meet expected operating and capital requirements. Management has concluded that the Company has sufficient financial resources for at least the next twelve months from the date the consolidated financial statements are issued.
Note 3 – Business Combinations
On March 27, 2026, the Company purchased the assets of Apium, Inc. and Apium Swarming Robotics, Inc. and created a new subsidiary called Apium Swarming Technologies, Inc. (“Apium”) to deepen the Company's ability to deliver intelligent, adaptive unmanned systems that enable coordinated operations in contested and communication-degraded environments. The Company acquired substantially all of the assets, as well as the related inputs and processes, and accordingly accounted for the transaction as a business combination. The aggregate consideration transferred for the acquisition was $19.8 million, consisting of $6.8 million comprised of 536,423 shares of common stock, and contingent consideration valued at $13.0 million. The purchase price included a $1.0 million holdback for indemnification purposes to be released 18 months following the closing date and will be settled in equity. In addition, the agreement provides for contingent consideration consisting of two earnout payments that will be settled with equity: the first earnout opportunity, in the amount of $2.0 million, is tied to the achievement of technical milestones and is expected to be completed within the first year post-closing, while the second earnout amount can be achieved contingent upon revenue performance and is based on results achieved by the two-year anniversary of the closing date. The second earnout, if any, equals four times qualifying revenue (subject to a minimum threshold of $5.3 million and a maximum of $31.5 million), less the base purchase price and any amounts paid under the first earnout.
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
Proprietary technology is included in intangible assets on the condensed consolidated balance sheets. Proprietary technology is being amortized over seven years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill, which is reviewed quarterly and formally evaluated at year end or more often if indicators exist.
On May 19, 2026, the Company closed the acquisition of Quaze Technologies Inc. ("Quaze") to continue to develop and scale its wireless power architecture. The Company acquired all of the outstanding shares of Quaze and accounted for the transaction as a business combination. The aggregate consideration transferred for the acquisition was $21.3 million, consisting of $16.4 million comprised of 1,923,308 shares of common stock, a $0.2 million adjustment holdback and a $3.8 million holdback for indemnification purposes (recorded at an estimated fair value of $3.5 million) to be released 12 months following the closing date and will be settled in equity. In addition, the agreement provides for contingent consideration consisting of three earnout payments that will be settled with equity: the first earnout opportunity, in the amount of $2.5 million, is tied to the achievement of technical milestones and is based on results achieved by the two-year anniversary of the closing date. The second earnout opportunity, in the amount of $1.25 million, can be achieved contingent upon revenue performance and is based on results achieved by the two-year anniversary of the closing date. The second earnout will not be paid if qualifying revenue is below $5.0 million, and will be paid in full if qualifying revenue equals or exceeds $8.0 million. If qualifying revenue is between $5.0 million and $8.0 million, the payment is calculated on a straight-line basis. The third earnout opportunity, in the amount of $1.25 million, can be achieved contingent upon gross margin performance and is based on results achieved by the two-year anniversary of the closing date. The third earnout will not be paid if gross margin eligible revenue is less than $3.5 million, and will be paid in full if gross margin eligible revenue equals or exceeds $5.6 million. If gross margin eligible revenue is between $3.5 million and $5.6 million, the payment is calculated on a straight-line basis.
Goodwill for Quaze is ascribed to validated deployment partnerships, expected synergies and research and development expertise. The Company has reported net losses since its inception and is presently unable to determine when and if the tax benefit of this deduction will be realized. In connection with the initial purchase price allocation, the Company recognized a deferred tax liability of $2.6 million with a corresponding increase to Goodwill, representing a non-cash adjustment with no impact on the consolidated statement of cash flows.

The summary of the preliminary purchase price and its related allocation at fair market value is as follows (in thousands):

Shares issued	$16,444
Acquisition consideration payable	4,457
Cash paid	448
Total Purchase Price	$21,349
Assets acquired
Cash	21
Accounts receivable	32
Operating lease right-of-use assets	79
Prepaid expenses and other current assets	665
Proprietary technology	8,121
Brand name	1,316
Non-compete agreements	754
Goodwill	13,733
Total assets acquired	24,721
Liabilities assumed
Accounts payable and accrued expenses	93
Debt obligations	560
Deferred tax liability	2,629
Operating lease liabilities	90
Total liabilities assumed	3,372
Total fair value of net assets acquired	$21,349
The purchase price and its related allocation at fair market value are preliminary and subject to adjustment pending the completion of the valuation and applicable international tax analysis. Brand name, non-compete agreements, and proprietary technology are included in intangible assets on the condensed consolidated balance sheets. Proprietary technology and non-compete agreements are being amortized over six years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end. The excess of the purchase price above the net assets acquired was recorded as goodwill, which is reviewed quarterly and formally evaluated at year end or more often if indicators exist.
Note 4 – Inventories, Net
Inventories consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$59,869	$19,794
Work-in-process	9,329	3,751
Finished goods	6,624	2,404
Inventories, gross	$75,822	$25,949
Reserve for inventory excess and obsolescence	(2,433)	(2,497)
Inventories, net	$73,389	$23,452

Note 5 – Intangible Assets
Intangible assets relate to acquisitions completed by the Company, including those described in Note 3, and were as follows (in thousands):

	June 30, 2026			December 31, 2025
	Gross Value	Accumulated Amortization	Net Value	Gross Value	Accumulated Amortization	Net Value
Proprietary technology	$20,216	$(4,755)	$15,461	$7,987	$(3,879)	$4,108
Backlog	276	(253)	23	276	(184)	92
Customer relationships	900	(243)	657	900	(178)	722
Non-compete agreements	819	(75)	744	65	(65)	—
Total finite-lived assets	22,211	(5,326)	16,885	9,228	(4,306)	4,922
Brand name	5,153	—	5,153	1,997	—	1,997
Total indefinite-lived assets	5,153	—	5,153	1,997	—	1,997
Total intangible assets, net	$27,364	$(5,326)	$22,038	$11,225	$(4,306)	$6,919
Proprietary technology is being amortized over six to seven years. Backlog is being amortized over two years. Customer relationships are being amortized over seven years. Non-compete agreements are being amortized over three to six years. Brand name is not amortized but reviewed for impairment on a quarterly basis and formally evaluated at year end. Amortization expense totaled $1.0 million and $0.8 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, expected amortization expense for finite-lived intangible assets for the next five years is as follows (in thousands):

Fiscal Year Ended:
2026	$1,740
2027	3,191
2028	2,719
2029	2,719
2030	2,719
Thereafter	3,797
Total	$16,885
Note 6 – Property and Equipment
Property and equipment consist of assets with an estimated useful life greater than one year and are reported net of accumulated depreciation. The reported values are periodically assessed for impairment, and were as follows (in thousands):

	June 30, 2026	December 31, 2025
Equipment and related	$9,837	$2,118
Leasehold improvements	5,238	1,653
Furniture and fixtures	3,286	1,275
Construction in progress	3,483	4,241
Accumulated depreciation	(2,754)	(1,490)
Net carrying value	$19,090	$7,797
Depreciation expense totaled $1.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively.

Note 7 – Other Long-Term Assets
Other long-term assets included (in thousands):

	June 30, 2026	December 31, 2025
Investment in equity securities	$2,213	$692
Security deposits	563	535
Total	$2,776	$1,227
In November 2022, the Company entered into a SAFE (Simple Agreement for Future Equity) agreement with Firestorm Labs, Inc. (“Firestorm”) under which it made a payment of $0.3 million to Firestorm in exchange for the right to certain shares of Firestorm stock. The SAFE provided that the Company's investment would convert into shares of Firestorm's Preferred Stock upon the occurrence of a qualified equity financing. In July 2025, Firestorm completed a Series A Preferred Stock financing, and the Company's SAFE investment converted into shares of Firestorm's Series A Preferred Stock. In April 2026, Firestorm completed a Series B financing. As a result of the observable transaction price established by that financing, the Company recorded a $1.52 million unrealized gain to the carrying value of its investment. The Company has elected the measurement alternative to measure the investment at cost, less any impairment, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any adjustments resulting from impairment or observable price changes are recognized in other income on the consolidated statements of operations.
Note 8 – Right of Use Assets and Liabilities
As of June 30, 2026, the Company had operating leases for real estate and no finance leases. The Company’s leases have remaining lease terms of up to 14.17 years, including options to extend certain leases for up to ten years. Operating lease expense totaled $1.6 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.
Supplemental information related to operating leases for the six months ended June 30, 2026 was:

Operating cash paid for leased facilities (in thousands)	$1,258
Weighted average remaining lease term (in years)	4.76
Weighted average discount rate	12%
Future lease payments at June 30, 2026 were as follows (in thousands):

Fiscal Year Ended:
2026	$1,475
2027	3,108
2028	2,970
2029	2,851
2030	2,561
Thereafter	10,009
Total	22,974
Imputed interest	(8,993)
Total liability	$13,981

Note 9 – Debt Obligations
A.Pelion Note
In May 2021, Teal entered into a note agreement totaling $0.4 million which is payable upon demand. The Note bears interest at the applicable Federal Rate as of the date of the Note, which was 0.13% on the date of issuance. The balance outstanding at June 30, 2026 and December 31, 2025 was $0.4 million. Accrued interest at June 30, 2026 and December 31, 2025 totaled $2.3 thousand and $2.1 thousand, respectively.
B.Quaze Obligation
In connection with the acquisition of Quaze, the Company assumed an obligation with Investissement Québec. The assumed balance of $0.6 million was originally issued to finance tax credits relating to Scientific Research and Experimental Development ("SR&ED"). The loan bears interest at a floating rate equal to the Prime Rate plus 2.70% per annum, calculated monthly, with interest payable on the last day of each month. The principal balance is repayable upon the earliest of: (i) the date on which Quaze's income tax return is filed, if a setoff against the refundable tax credits receivable is applied against taxes payable; (ii) the date by which the income tax return is required to be filed; (iii) the date of receipt of a refund from competent authorities with respect to the refundable tax credits; or (iv) January 31, 2027. The balance outstanding at June 30, 2026 was $0.5 million.
C.Summary
Future annual principal payments at June 30, 2026 are as follows (in thousands):

Fiscal Year Ended:
2026	$892
Thereafter	—
Total	$892
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
Terms: The February 2025 Note’s terms include: (i) the balance of the February 2025 Note was due and payable on February 10, 2026; (ii) the amount due under the February 2025 Note was convertible by Lind XI from time to time at a price equal to the lower of “Conversion Price” of $16.15 per share, or the “Repayment Share Price,” which is defined as ninety percent (90%) of the average of the five (5) lowest daily VWAPs for the Company’s common stock during the twenty (20) trading days prior to the conversion date, subject to a floor price; (iii) conversions under the February 2025 Note are limited to a maximum of $1.7 million in any calendar month, subject to increase upon our optional written consent; and (iv) upon receipt of a conversion notice under the February 2025 Note, the Company could, if the applicable Repayment Share Price is below the Conversion Price, elect to pay the conversion amount, plus a 2.5% premium, in cash in lieu of issuing common stock. In the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the conversion price of the February 2025 Note as amended, the conversion price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock. Additionally, in the event the Company issues or sells additional shares of common stock at an effective price per share that is less than the exercise price of the February 2025 Warrant as amended, the exercise price upon each such issuance will be reduced to a price equal to the consideration per share paid for additional shares of common stock.

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
Under the April 9, 2025 Amendment, and in exchange for a waiver of Price Reset Provision and certain other covenants in connection with the proposed April Registered Direct Offering (as defined below), the terms of the February 2025 Note, Warrant and the SPA were amended. The balance of the February 2025 Note was increased to $18.2 million. The Conversion Price of the February 2025 Note was lowered to $9.52 per share. The exercise price for the Warrant was lowered to $7.62 per share. The maturity date of the February 2025 Note was extended to May 10, 2026. Upon receipt of a conversion notice under the February 2025 Note, we could, if the applicable Repayment Share Price was below the Conversion Price, elect to pay up to 50% of the conversion amount, plus a 2.5% premium, in cash in lieu of issuing common stock. The Price Reset Provision, the Offering Proceeds Provision, and the Participation Rights were waived for a limited time, until April 17, 2025. The Company accounted for this amendment as an extinguishment of debt and recorded a loss of $4.6 million in June 2025.
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
Each of the drawdowns listed above occurred at a variable conversion rate below the Conversion Price. Consequentially, each drawdown represented the exercise of a share settled redemption feature for accounting purposes. The Company applied extinguishment accounting which resulted in a $0.3 million gain on extinguishment of convertible notes payable for the six months ended June 30, 2026.
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
The fair values of the convertible note and related warrants were estimated using a Monte Carlo simulation model. No value was assigned to the warrant due to the fair market value of the convertible note payable being in excess of the proceeds received. See Note 2 for further information. The Company’s convertible notes payable balance was paid off in February 2026.
Note 11 – Common Stock
Our common stock has a par value of $0.001 per share. We are authorized to issue 500,000,000 shares of common stock. Each share of common stock is entitled to one vote. A summary of shares of common stock issued by the Company is as follows (in thousands):

Description of Shares	Shares Issued
Shares outstanding as of December 31, 2025	120,070
Exercise of stock options	738
Exercise of warrants	572
Vesting of restricted stock	905
Conversion of convertible notes into common stock	420
Acquisition of Apium	536
Acquisition of Quaze	1,923
Public offerings, net of $13,512 of issuance costs	27,527
Shares outstanding as of June 30, 2026	152,691
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
In September 2025, the Company entered into an underwriting agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “September Registered Direct Offering”), an aggregate of 15,625,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $9.60 per share. The Company also granted the underwriters a thirty-day option to purchase up to an additional 2,343,750 shares of common stock at the public offering price, which the underwriters exercised in full at closing. The gross proceeds to the Company from the September Registered Direct Offering were approximately $172.50 million, before deducting the underwriters’ fees and other offering expenses payable by the Company.

In May 2026, the Company entered into an underwriting agreement with a certain institutional investor pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “May Registered Direct Offering”), an aggregate of 23,936,171 shares of the Company’s common stock, par value $0.001 per share, at a price of $9.40 per share. The Company also granted the underwriters a thirty-day option to purchase up to an additional 3,590,425 shares of common stock at the public offering price, which the underwriters exercised in full at closing. The gross proceeds to the Company from the May Registered Direct Offering were approximately $258.75 million, before deducting the underwriters’ fees and other offering expenses payable by the Company.

Note 12 – Preferred Stock
Our preferred stock has a par value of $0.001 per share. Series B Preferred Stock (“Series B Stock”) is convertible into common stock at a ratio of 0.8334 shares of common stock for each share of Series B Stock held and votes together with the common stock on an as-if-converted basis. Shares outstanding at June 30, 2026 totaled 4,676 which are convertible into 3,896 shares of common stock.
Note 13 – Warrants
In February 2025, the Company issued warrants to purchase 1,000,000 shares of common stock to Lind, as further described in Note 10. The warrants have a five-year term and an exercise price of $15.00, which was amended to $7.62 on the First Amendment to the agreement on April 9, 2025. No value was assigned to the warrants under the Monte Carlo simulation model due to the fair market value of the convertible note payable being in excess of the proceeds received.
The following table summarizes the changes in warrants outstanding since December 31, 2025.

	Number of Shares (in thousands)	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	583	$7.55	4.00	$219
Granted	—	—	—	—
Exercised	(578)	7.57	—	—
Outstanding at June 30, 2026	5	$5.55	0.02	$27
Note 14 – Share Based Awards
The 2019 Equity Incentive Plan (the “2019 Plan”) and the 2024 Omnibus Equity Incentive Plan (the “2024 Plan”) (collectively, the “Plans”) allow us to incentivize key employees, consultants, and directors with long-term compensation awards such as stock options, restricted stock, and restricted stock units (collectively, the “Awards”). The number of shares issuable in connection with Awards under the 2019 Plan was not to exceed 11,750,000. However, no shares are issuable under the 2019 Plan after the 2024 Plan became effective on October 15, 2024. The number of shares issuable in connection with Awards under the 2024 Plan may not exceed 24,603,000 plus any underlying forfeited 2019 Plan awards.
A.Options
The range of assumptions used to calculate the fair value of options granted during the six months ended June 30, 2026 was:

Exercise Price	$13.06 – 15.14
Stock price on date of grant	13.06 – 14.10
Risk-free interest rate	3.81 – 4.06%
Dividend yield	—
Expected term (years)	5.87 – 6.00
Volatility	135.84 – 143.99%
A summary of options activity under the Plan is as follows:

	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2025	4,701	$4.14	8.04	$18,616
Granted	1,115	13.20
Exercised	(785)	1.47
Forfeited or expired	(122)	4.40
Outstanding as of June 30, 2026	4,909	6.62	8.19	22,652
Exercisable as of June 30, 2026	2,011	$3.51	6.90	$14,365
The aggregate intrinsic value of outstanding options represents the excess of the stock price at the indicated date over the exercise price of each option. As of June 30, 2026, there was $20.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the weighted average periods of 1.51 years.
B.Restricted Stock
A summary of restricted stock activity under the Plan is as follows:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	2,124	$5.67
Granted	1,174	11.62
Vested	(1,030)	3.77
Forfeited	(103)	7.91
Unvested and outstanding as of June 30, 2026	2,165	$9.69
As of June 30, 2026, there was $17.2 million of unrecognized stock-based compensation expense related to unvested restricted stock units, which is expected to be recognized over the weighted average periods of 1.61 years.

C.Stock Compensation
Stock compensation expense for the six months ended June 30 by functional operating expense was (in thousands):

	2026	2025
Research and development	$1,476	$321
Sales and marketing	965	1,732
General and administrative	7,418	1,581
Total	$9,859	$3,634
Stock compensation expense pertaining to options totaled $4.9 million for the six months ended June 30, 2026. Stock compensation expense pertaining to restricted stock totaled $4.9 million for the six months ended June 30, 2026. Stock compensation expense pertaining to options totaled $1.9 million for the six months ended June 30, 2025. Stock compensation expense pertaining to restricted stock totaled $1.7 million for the six months ended June 30, 2025.
Note 15 - Related-Party Transactions
The Company has entered into a supplier arrangement with Unusual Machines, Inc. ("UMAC"), from which the Company purchases inventory used in its drones. The Company's Chief Executive Officer serves as a member of the board of directors of UMAC.
During the six months ended June 30, 2026, the Company purchased approximately $2.4 million of inventory from UMAC. During the six months ended June 30, 2025, the Company made no purchases of inventory from UMAC.
As of June 30, 2026 and December 31, 2025, there were no outstanding amounts payable to UMAC.
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
The Company is also a party to certain shareholder class action and derivative proceedings. In the matter captioned Olsen v. Red Cat Holdings, Inc., filed in the U.S. District Court for the District of New Jersey, the complaint asserts claims for violations of Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The plaintiffs filed an Amended Complaint on May 5, 2026 alleging additional claims and adding additional parties and removing certain parties. Red Cat has moved to dismiss the amended complaint and expects a ruling in late 2026 or in 2027. Two related derivative actions filed in the U.S. District Court for the District of Nevada, captioned Fuchs v. Red Cat Holdings, Inc. and Henderson v. Red Cat Holdings, Inc., have been stayed pending resolution of the Olsen matter. The derivative complaints assert claims for breach of fiduciary duty, mismanagement, corporate waste, unjust enrichment and insider trading. The Company believes the claims are without merit and intends to vigorously defend against them. The Company anticipates that motion practice will continue through the remainder of 2026.
On July 17, 2026, the Board of Directors of the Company (the “Board”) determined to terminate Geoffrey Hitchcock, Chief Revenue Officer of the Company, effective on July 23, 2026. Following communication of the Board’s determination to Mr. Hitchcock, on July 21, 2026, Mr. Hitchcock filed a civil complaint captioned Geoffrey Hitchcock v. Red Cat Holdings, Inc. et al., in the County of New York for the Supreme Court of the State of New York alleging, among other things, retaliatory termination in violation of New York and Oregon law, breach of contract, and breach of the implied covenant of good faith and fair dealing, and seeking compensatory and other damages in an unspecified amount. The Company believes the claims are without merit, intends to defend itself vigorously, and will evaluate potential counterclaims against

Mr. Hitchcock. At this time, the Company cannot estimate the cost or range of costs that are reasonably likely to be incurred in connection with this matter.
Additionally, from time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any currently pending legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of legal proceedings is inherently uncertain and subject to significant uncertainties. As of June 30, 2026, the Company has not recorded any loss contingencies related to legal matters.
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
Overview
We are a drone technology company integrating robotic hardware and software for military, government and commercial operations. We were originally incorporated under the laws of the State of Colorado in 1984 under the name “Oravest International, Inc.” In November 2016, we changed our name to “TimefireVR, Inc.” and re-incorporated in Nevada. In May 2019, we completed a share exchange agreement with Propware, which resulted in the Propware shareholders acquiring an 83% ownership interest and management control of the Company. In connection with the share exchange agreement, we changed our name to “Red Cat Holdings, Inc.”, and our operating focus to the drone industry.
Prior to the share exchange agreement, Propware was focused on the research and development of software solutions that could provide secure cloud-based analytics, storage and services for the drone industry. Following the share exchange agreement and name change, we have completed a series of acquisitions and financings which have broadened the scope of our activities in the drone industry.
Discussion and Analysis of the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Revenues

	Three months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenues	$20,189	$3,219	$16,970	527%
Consolidated revenues totaled $20.2 million during the three months ended June 30, 2026, or the “2026 period” compared to $3.2 million during the three months ended June 30, 2025, or the “2025 period,” representing an increase of $17.0 million, or 527%. The increase is attributable primarily to increased revenue associated with the scaling of drone deliveries to the U.S. Army and the commencement of drone deliveries to the Japan Ground Self-Defense Force.
Gross Profit

	Three months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Gross Profit	$3,260	$375	$2,885	769%
Gross Margin	16.1%	11.6%
Consolidated gross profit totaled $3.3 million during the 2026 period compared to gross profit of $0.4 million during the 2025 period, representing an increase of $2.9 million. On a percentage basis, gross profit was 16.1% during the 2026 period compared to gross profit of 11.6% during the 2025 period. The gross profit increase was primarily due to higher revenue and increased manufacturing efficiencies in the 2026 period compared to the 2025 period.

Operating Expenses

	Three months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Operating Expenses
Research and development	$14,219	$3,598	$10,621	295%
Sales and marketing	6,439	3,188	3,251	102%
General and administrative	21,247	6,236	15,011	241%
Total operating expenses	$41,905	$13,022	$28,883	222%
Research and development expenses totaled $14.2 million during the 2026 period compared to $3.6 million during the 2025 period, representing an increase of $10.6 million or 295%. The increase was attributable primarily to increased investment in engineering personnel costs, prototype development, testing, and other expenses associated with the development of new and enhanced drone platforms and related technologies.
Sales and marketing costs totaled $6.4 million during the 2026 period compared to $3.2 million during the 2025 period, representing an increase of $3.3 million or 102%. The increase was attributable primarily to higher payroll and related personnel costs associated with expanding our sales and marketing team to support increased business development and customer engagement activities.
General and administrative expenses totaled $21.2 million during the 2026 period compared to $6.2 million during the 2025 period, representing an increase of $15.0 million or 241%. The increase was attributable primarily to higher payroll and related personnel costs resulting from increased headcount, higher stock-based compensation expense, and increased software and technology costs associated with corporate IT infrastructure and the Company's pursuit of Cybersecurity Maturity Model Certification compliance.
Stock-Based Compensation

	Three months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Stock-Based Compensation
Research and development	$547	$147	$400	272%
Sales and marketing	368	869	(501)	(58)%
General and administrative	4,127	1,019	3,108	305%
Total stock-based compensation	$5,042	$2,035	$3,007	148%
During the 2026 period, we incurred stock-based compensation costs of $5.0 million compared to $2.0 million in the 2025 period, resulting in an increase of $3.0 million or 148%. This increase was driven by equity awards granted to new employees, as well as annual equity grants made to eligible employees as part of the Company's employee compensation program.
Other (Income) Expense

	Three months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other (income) expense	$(3,409)	$632	$(4,041)	(639)%
Other income totaled $3.4 million during the 2026 period compared to other expense of $0.6 million during the 2025 period, representing an increase of $4.0 million or 639%. This increase was attributable to the change in fair value and extinguishment of convertible notes payable, which resulted in a loss of $0.8 million during the 2025 period, which was not present during the 2026 period. Interest income also increased from $0.2 million during the 2025 period to $1.9 million during the 2026 period. Additionally, the Company recognized an unrealized gain on equity securities of $1.5 million in the 2026 period, which was not present during the 2025 period.
Discussion and Analysis of the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Revenues

	Six months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Revenues	$35,660	$4,848	$30,812	636%
Consolidated revenues totaled $35.7 million during the six months ended June 30, 2026, or the “2026 period” compared to $4.8 million during the six months ended June 30, 2025, or the “2025 period,” representing an increase of $30.8 million, or 636%. The increase is attributable primarily to increased revenue associated with the scaling of drone deliveries to the U.S. Army and the commencement of drone deliveries to the Japan Ground Self-Defense Force.
Gross Profit

	Six months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Gross Profit	$5,225	$(476)	$5,701	(1198)%
Gross Margin	14.7%	(9.8)%
Consolidated gross profit totaled $5.2 million during the 2026 period compared to a gross loss of $0.5 million during the 2025 period, representing an increase of $5.7 million. On a percentage basis, gross profit was 14.7% during the 2026 period compared to a gross loss of 9.8% during the 2025 period. The gross profit increase was primarily due to higher revenue and increased manufacturing efficiencies in the 2026 period compared to the 2025 period.
Operating Expenses

	Six months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Operating Expenses
Research and development	$22,191	$7,031	$15,160	216%
Sales and marketing	11,016	6,502	4,514	69%
General and administrative	37,964	11,116	26,848	242%
Total operating expenses	$71,171	$24,649	$46,522	189%
Research and development expenses totaled $22.2 million during the 2026 period compared to $7.0 million during the 2025 period, representing an increase of $15.2 million or 216%. The increase was attributable primarily to increased investment in engineering personnel costs, prototype development, testing, and other expenses associated with the development of new and enhanced drone platforms and related technologies.
Sales and marketing costs totaled $11.0 million during the 2026 period compared to $6.5 million during the 2025 period, representing an increase of $4.5 million or 69%. The increase was attributable primarily to higher payroll and related personnel costs associated with expanding our sales and marketing team to support increased business development and customer engagement activities.
General and administrative expenses totaled $38.0 million during the 2026 period compared to $11.1 million during the 2025 period, representing an increase of $26.8 million or 242%. The increase was attributable primarily to higher payroll and related personnel costs resulting from increased headcount, as well as higher stock-based compensation expense. These increases reflect the expansion of our corporate, administrative, and compliance functions to support growth during the 2026 period.

Stock-Based Compensation

	Six months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Stock-Based Compensation
Research and development	$1,476	$321	$1,155	360%
Sales and marketing	965	1,732	(767)	(44)%
General and administrative	7,418	1,581	5,837	369%
Total stock-based compensation	$9,859	$3,634	$6,225	171%
During the 2026 period, we incurred stock-based compensation costs of $9.9 million compared to $3.6 million in the 2025 period, resulting in an increase of $6.2 million or 171%. This increase was driven by equity awards granted to new employees, as well as annual equity grants made to eligible employees as part of the Company's employee compensation program.
Other (Income) Expense

	Six months ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Other (income) expense	$(4,162)	$11,277	$(15,439)	(137)%
Other income totaled $4.2 million during the 2026 period compared to other expense of $11.3 million during the 2025 period, representing an increase of $15.4 million or 137%. This increase was primarily attributable to the change in fair value and extinguishment of convertible notes payable, which resulted in a loss of $11.5 million during the 2025 period compared to a loss of $0.5 million during the 2026 period. Interest income also increased from $0.2 million during the 2025 period to $3.2 million during the 2026 period. Additionally, the Company recognized an unrealized gain on equity securities of $1.5 million in the 2026 period, which was not present during the 2025 period.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(78,749)	$(28,805)
Investing activities	(12,984)	(580)
Financing activities	249,421	86,161
Net increase in cash	$157,688	$56,776
Operating Activities
Net cash used in operating activities was $78.7 million during the six months ended June 30, 2026 (or the “2026 period”) compared to net cash used in operating activities of $28.8 million during the six months ended June 30, 2025 (or the “2025 period”), representing an increase of $49.9 million or 173%. The increase was attributable primarily to inventory purchases made during the 2026 period, partially offset by accounts receivable collections. Non-cash expenses totaled $11.2 million during the 2026 period, compared to $16.2 million during the 2025 period, resulting in a decrease of $5.0 million, or 31%. Net cash used related to changes in operating assets and liabilities totaled $28.1 million during the 2026 period, compared to net cash used of $8.6 million during the 2025 period, representing an increase of $19.5 million. Changes in operating assets and liabilities can fluctuate significantly from period to period depending upon the timing and level of multiple factors, including inventory purchases, vendor payments, and customer collections.

Investing Activities
Net cash used in investing activities was $13.0 million during the 2026 period compared to net cash used in investing activities of $0.6 million during the 2025 period, resulting in an increase of $12.4 million. This increase was primarily due to increased purchases of property and equipment.
Financing Activities
Net cash provided by financing activities totaled $249.4 million during the 2026 period compared to net cash provided by financing activities of $86.2 million during the 2025 period. This increase is attributable primarily to proceeds from the May Registered Direct Offering which was approximately $258.75 million, before deducting the underwriters’ fees and other offering expenses payable by the Company.
Liquidity and Capital Resources
At June 30, 2026, we reported current assets totaling $425.1 million, current liabilities totaling $28.6 million and net working capital of $396.5 million. Cash totaled $325.6 million at June 30, 2026. Inventory related balances, including prepaid inventory, totaled $84.8 million.
Critical Accounting Policies and Estimates
We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements.
In addition to our critical accounting estimates and policies below, refer to “Note 2 – Summary of Significant Accounting Policies” for further information.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as a result of the material weakness discussed below, the Company’s disclosure controls and procedures were not effective.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, and under the oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.
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

The control deficiencies did not result in any material misstatements. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. The material weaknesses in the Company's internal control over financial reporting previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 continued to exist as of June 30, 2026. The Company continues to implement its remediation plan as described below.
Management’s Remediation Plans
The above material weaknesses existed in the prior year, and management has made progress towards their remediation as follows:
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. The Company does not believe that any currently pending legal proceedings will have a material adverse effect on its business, consolidated financial position, results of operations or cash flows. However, the outcome of legal proceedings is inherently uncertain and subject to significant uncertainties. As of June 30, 2026, the Company has not recorded any loss contingencies related to legal matters. Please see Note 16 to our consolidated financial statements (under the caption “Legal Proceedings”).

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
Our business has been significantly dependent on U.S. Department of War contracts and programs, and we face risks associated with the transition of our revenue base to a broader portfolio of government and international customers.

A significant portion of our recent historical revenue has been derived from contracts, agreements, and programs with agencies of the U.S. Department of War ("DoW"). Our future operating results are dependent, in part, on our ability to successfully execute, maintain and grow relationships with new and existing government customers, perform under current contracts, obtain follow-on awards, and secure additional government and international business. There can be no assurance that we will successfully complete efforts on new revenue opportunities or that anticipated replacement revenues from new programs and customers will be realized in the timeframes or at the levels we expect.
Government contracts and programs are subject to numerous risks and uncertainties beyond our control. These include changes in military priorities, national security strategy, procurement policies, budgetary constraints, congressional appropriations, continuing resolutions, agency funding decisions, competitive procurements, bid protests, evolving operational requirements, and changes in applicable laws or regulations. Government agencies generally have broad rights to modify, delay, reduce the scope of, or terminate contracts and agreements, including for convenience.
The loss of, or a material reduction in, one or more significant government contracts or programs, or our inability to secure new contracts — whether with other branches of the U.S. armed services, allied foreign governments, or other customers, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this report, we issued 536,423 shares of our common stock to the former stockholders of Apium following receipt of documentation required to complete the issuances. For additional information regarding the Apium acquisition, see Note 3 "Business Combinations" to the accompanying condensed consolidated financial statements. The shares of common stock issued to the former equity holders of Apium were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
During the period covered by this report, we issued 1,923,308 shares of common stock to the former stockholders of Quaze following receipt of documentation required to complete the issuances. For additional information regarding the Quaze acquisition, see Note 3 "Business Combinations" to the accompanying condensed consolidated financial statements. The shares of common stock issued to the former equity holders of Quaze were issued in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RED CAT HOLDINGS, INC.

Date: August 6, 2026	By:	/s/ Jeffrey Thompson
Jeffrey Thompson Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Christian Morrison
Christian Morrison Chief Financial Officer (Principal Financial and Accounting Officer)